Form 10-Q
period 2014-03-31
CASTLIGHT HEALTH, INC.
filed 2014-05-12
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______ to ______

Commission File Number: 001-36330
CASTLIGHT HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-1989091 (I.R.S. Employer Identification Number)

Two Rincon Center
121 Spear Street, Suite 300
San Francisco, CA 94105
(Address of principal executive offices)

(415) 829-1400
(Registrant’s telephone number, including area code)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ x ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No [x]

As of April 30, 2014, there were 76,732,193 shares of the Registrant’s Class A common stock outstanding and 12,765,000 shares of the Registrant’s Class B common stock outstanding.

______________________________________

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$180,067	$25,154
Marketable securities	39,314	42,017
Accounts receivable, net	6,315	5,065
Deferred commissions	2,894	3,648
Prepaid expenses and other current assets	2,683	1,583
Total current assets	231,273	77,467
Property and equipment, net	3,113	2,631
Marketable securities, noncurrent	20,313	—
Restricted cash, noncurrent	101	101
Deferred commissions, noncurrent	1,481	1,821
Other assets	108	1,497
Total assets	$256,389	$83,517
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,318	$2,536
Accrued expenses and other current liabilities	4,927	4,998
Accrued compensation	5,394	8,064
Deferred revenue	12,574	6,925
Total current liabilities	26,213	22,523
Deferred revenue, noncurrent	5,585	4,548
Other liabilities, noncurrent	345	373
Total liabilities	32,143	27,444
Commitments and contingencies
Convertible preferred stock	—	180,423
Stockholders’ equity (deficit):
Class A common stock	8	1
Class B common stock	1	—
Additional paid-in capital	379,753	6,885
Accumulated other comprehensive income	1	—
Accumulated deficit	(155,517)	(131,236)
Total stockholders’ equity (deficit)	224,246	(124,350)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$256,389	$83,517
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Subscription	$7,463	$1,739
Professional services	913	168
Total revenue	8,376	1,907
Cost of revenue:
Cost of subscription (1)	2,712	1,204
Cost of professional services (1)	3,871	2,053
Total cost of revenue	6,583	3,257
Gross profit (loss)	1,793	(1,350)
Operating expenses:
Sales and marketing (1)	16,560	5,765
Research and development (1)	5,527	2,908
General and administrative (1)	4,010	1,460
Total operating expenses	26,097	10,133
Operating loss	(24,304)	(11,483)
Other income, net	23	50
Net loss	$(24,281)	$(11,433)
Net loss per share, basic and diluted	$(0.90)	$(1.24)
Weighted-average shares used to compute basic and diluted net loss per share	26,970	9,255
_______________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2014	2013
Cost of revenue:
Cost of subscription	$4	$1
Cost of professional services	140	29
Sales and marketing	1,174	183
Research and development	421	49
General and administrative	814	116

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(24,281)	$(11,433)
Other comprehensive income (loss):
Net change in unrealized gains (loss) on available-for-sale marketable securities	1	(6)
Reclassification adjustments for net realized gains (loss) on available-for-sale marketable securities	—	—
Other comprehensive income (loss)	1	(6)
Comprehensive loss	$(24,280)	$(11,439)
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(24,281)	$(11,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	282	100
Stock-based compensation	2,553	378
Amortization of deferred commissions	1,376	129
Accretion and amortization of marketable securities	124	228
Expense related to warrant	2,429	—
Changes in operating assets and liabilities:
Accounts receivable	(1,250)	25
Deferred commissions	(282)	(567)
Prepaid expenses and other assets	(1,081)	(100)
Accounts payable	759	(570)
Accrued expenses and other liabilities	(3,376)	(1,297)
Deferred revenue	6,686	953
Net cash used in operating activities	(16,061)	(12,154)
Investing activities:
Purchase of property and equipment, net	(656)	(710)
Purchase of marketable securities	(35,733)	(8,098)
Sale of marketable securities	13,000	5,000
Maturities of marketable securities	5,000	5,000
Net cash (used in) provided by investing activities	(18,389)	1,192
Financing activities:
Proceeds from the exercise of stock options	1,522	46
Net proceeds from initial public offering	187,841	—
Net cash provided by financing activities	189,363	46

Net increase (decrease) in cash and cash equivalents	154,913	(10,916)
Cash and cash equivalents at beginning of period	25,154	42,534
Cash and cash equivalents at end of period	$180,067	$31,618

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Description of Business
Description of Business
Castlight Health, Inc. (Castlight) is a pioneer in a new category of cloud-based software that enables enterprises to gain control over their rapidly escalating healthcare costs. Our Enterprise Healthcare Cloud allows our customers to conquer the complexity of the existing healthcare system by providing personalized, actionable information to their employees, implementing technology-enabled benefit designs and integrating disparate systems and applications. Our comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care cost and quality data transparent and useful. We were incorporated in the State of Delaware in January 2008 as Maria Health, Inc. In November 2008, we changed our name to Ventana Health Services, and in April 2010, we changed our name to Castlight, Inc., and then subsequently changed our name to Castlight Health, Inc. Our principal executive offices are located in San Francisco, California.
Initial Public Offering
On March 19, 2014, we completed our initial public offering (IPO), in which we sold 12.8 million shares of Class B common stock at a price to the public of $16.00 per share. The aggregate offering price for shares sold in the offering was approximately $204.2 million. We raised approximately $185.6 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $14.3 million and other offering expenses of approximately $4.3 million. As of March 31, 2014, $1.8 million of the estimated offering expenses are not yet paid and are included as accrued expenses on the condensed consolidated balance sheet.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X. In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations, financial position and cash flows. The condensed consolidated financial statements include the results of Castlight and its wholly owned U.S. subsidiary. The results for the interim periods presented are not necessarily indicative of the results expected for any future period.
The condensed consolidated balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date. The following information should be read in conjunction with the audited consolidated financial statements and notes included in Castlight’s prospectus dated March 13, 2014 and filed with the Securities and Exchange Commission (the “SEC") pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on March 14, 2014. There have been no changes to our significant accounting policies described in the prospectus that have had a material impact on our condensed consolidated financial statements and related notes.
On December 30, 2013, our board of directors and stockholders authorized a one-for-one exchange of all outstanding Class B common stock to Class A common stock. All share, per share and related information presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the impact of this exchange.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for our services and certain assumptions used in the valuation of our

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

common stock prior to the IPO and equity awards. Actual results could differ from those estimates, and such differences could be material to our consolidated financial position and results of operations.

Segment Information
Our chief operating decision maker, our CEO, reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment, cloud applications.
Revenue Recognition
We derive our revenue from sales of cloud-based subscription service contracts, including support, and professional services contracts. We sell subscriptions to our cloud-based subscription service through contracts that are generally three years in length.
Our cloud-based subscription service contracts do not provide customers with the right to take possession of the software supporting the cloud-based service and, as a result, are accounted for as service contracts.
We commence revenue recognition for our cloud-based subscription service and professional services when all of the following criteria are met:

•	there is persuasive evidence of an arrangement;

•	the service has been provided to the customer;

•	collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.
Our subscription and professional service arrangements do not contain refund provisions for fees earned related to services performed.
Subscription Revenue.    Subscription revenue recognition commences on the date that our cloud-based service is made available to the customer, which is considered the launch date, provided all of the other criteria described above are met. Revenue is recognized based on the terms in our customer contracts, which can provide for (a) a variable periodic fee based upon the actual or contractual number of users that is recognized to revenue based on the actual or contractual number of users or (b) a fixed fee that is recognized to revenue on a straight-line basis over the contractual term of the arrangement.
Certain of our cloud-based subscription arrangements include performance incentives that are generally based upon employee engagement. Fees for performance incentives are considered contingent revenue, and are recognized over the remaining term of the related subscription arrangement commencing at the time they are earned.
Professional Services Revenue.    Professional services revenue is comprised of implementation services related to our cloud-based subscription service, as well as follow-on professional services to assist our customers in further adopting our cloud-based subscription service, and communications services. Nearly all of our professional services contracts are sold on a fixed-fee basis. We do not have standalone value for our implementation services. Accordingly, we recognize implementation services revenue in the same manner as the associated cloud-based subscription service, beginning on the launch date, provided all other criteria described above have been met. For follow-on professional services that are sold separately from the cloud-based subscription service, we recognize revenue as the services are delivered. Communication services revenue is recognized over the contractual term, generally one year, commencing when the revenue recognition criteria have been met.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Multiple Deliverable Arrangements.    To date, we have generated substantially all our revenue from multiple deliverable arrangements consisting of multi-year cloud-based subscription services and professional services, including implementation services and communication services. For arrangements with multiple deliverables, we evaluate whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have standalone value upon delivery, the deliverables that do not have standalone value are generally combined with our cloud-based subscription service, and revenue for the combined unit is recognized over the remaining term of the cloud-based subscription service.
Our deliverables have standalone value if we or any other vendor sells a similar service separately. We have concluded that we have standalone value for our cloud-based subscription service as we sell these services separately through renewals and for our communication services as other vendors sell similar services separately. Conversely, we have concluded that our implementation services do not have standalone value, as we and others do not yet sell these services separately. Accordingly, we consider the separate units of accounting in our multiple deliverable arrangements to be the communication services and a combined deliverable comprised of cloud-based subscription services and implementation services.
When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence, or VSOE, of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence, or TPE, of selling price is used to establish the selling price if it exists. If TPE does not exist, we estimate the best estimated selling price, or BESP. VSOE does not currently exist for any of our deliverables. Additionally, we do not believe TPE is a practical alternative due to differences in our cloud-based subscription service compared to other parties and the availability of relevant third-party pricing information for our cloud-based subscription service and our other services. Accordingly, for arrangements with multiple deliverables that can be separated into different units of accounting, we allocate the arrangement fee to the separate units of accounting based on our BESP. The amount of arrangement fee allocated is limited by contingent revenue, if any.
We determine BESP for our deliverables by considering our overall pricing objectives and market conditions. This includes evaluating our pricing practices, our list prices, the size of our transactions, historical standalone sales and our go-to-market strategy. The determination of BESP is made through consultation with and approval by management. For financial statement presentation purposes, we allocate the fees from our combined units of accounting to subscription and professional services based upon their relative selling price.
Costs of Revenue
Costs of revenue primarily consist of data fees, employee-related expenses (including salaries, benefits and stock-based compensation) related to hosting costs of our cloud-based service, cost of subcontractors, expenses for service delivery (which includes call center support), allocated overhead, the costs of data center capacity and depreciation of owned computer equipment and software.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. Our cash and cash equivalents generally consist of investments in money market funds, U.S. treasury securities and U.S. government-issued obligations. Cash and cash equivalents are stated at fair value.
Marketable Securities
Our marketable securities consist of U.S. agency obligations, U.S. treasury securities and money market funds, with maturities at the time of purchase of greater than three months. Marketable securities with remaining

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

maturities in excess of one year are classified as noncurrent. We classify our marketable securities as available-for-sale at the time of purchase based on our intent and are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net in the condensed consolidated statements of operations.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with the noncancelable portion of cloud-based subscription service contracts with customers and consist of sales commission paid to our direct sales force. The commissions are deferred and amortized over the noncancelable terms of the related contracts. The deferred commissions amounts are recoverable through the future revenue streams under the noncancelable customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the condensed consolidated statements of operations.
Deferred Revenue
Deferred revenue primarily consists of professional services and cloud-based subscription services that have been billed in advance of revenue being recognized or the services have not been delivered. Additionally, deferred revenue consists of professional services that have been billed and delivered but the revenue is being deferred and recognized together with a cloud-based subscription contract as a single unit of accounting. We invoice our customers for our cloud-based subscription services based on the terms of the contract, which can be annual, quarterly or monthly installments. We invoice our customers for our professional services and the first year of communication services generally at contract execution. Deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent.
Stock-based Compensation
All stock-based compensation to employees is measured based on the grant-date fair value of the awards and recognized in our condensed consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of stock options granted using the Black-Scholes option valuation model. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method.
Compensation expense for non-employee stock options and warrants is calculated using the Black-Scholes option-pricing model and is recorded as the options vest. Options subject to vesting are required to be periodically revalued over their service period, which is generally the same as the vesting period.
Warranties and Indemnification
Our cloud-based service is generally warranted to be performed in a professional manner and in a manner that will comply with the terms of the customer agreements.

Our arrangements generally include certain provisions for indemnifying customers against liabilities if there is a breach of a customer’s data or if our service infringes a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the financial statements. We have entered into service-level agreements with certain customers warranting defined levels of performance and response and permitting those customers to receive credits for prepaid amounts related to subscription services in the event that we fail to meet those levels. To date, we have not experienced any significant failures to meet defined levels of performance and response as a result of those agreements, and accordingly, we have not accrued any liabilities in the financial statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

We have also agreed to indemnify our directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as our director or officer or that person’s services provided to any other company or enterprise at our request. We maintain director and officer insurance coverage that would generally enable us to recover a portion of any future amounts paid. We may also be subject to indemnification obligation by law with respect to the actions of our employees under certain circumstances and in certain jurisdictions.
Recently Issued and Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance regarding the presentation of unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The new guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. This guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. Retrospective and early adoption is permitted. We adopted this guidance in our first quarter of 2014 and it did not have an impact on our condensed consolidated financial statements.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present (either on the face of the statement of operations or in the notes to the financial statements) the effects on the line items in the statement of operations for amounts reclassified out of accumulated other comprehensive income. The new guidance became effective for us beginning in the first quarter of 2014 and it did not have an impact on our condensed consolidated financial statements.
Note 3. Marketable Securities
At March 31, 2014 and December 31, 2013, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2014
U.S. agency obligations	$50,880	$8	$(6)	$50,882
U.S. treasury securities	8,745	—	—	8,745
Money market mutual funds	170,464	—	—	170,464
	230,089	8	(6)	230,091
Included in cash and cash equivalents	170,464	—	—	170,464
Included in marketable securities	$59,625	$8	$(6)	$59,627

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013
U.S. agency obligations	$35,996	$6	$(7)	$35,995
U.S. treasury securities	6,020	2	—	6,022
Money market mutual funds	18,082	—	—	18,082
	60,098	8	(7)	60,099
Included in cash and cash equivalents	18,082	—	—	18,082
Included in marketable securities	$42,016	$8	$(7)	$42,017
Note 4. Fair Value Measurements
We measure our financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2—Include other inputs that are directly or indirectly observable in the marketplace.
Level 3—Unobservable inputs that are supported by little or no market activity.

The fair value of marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from a third-party pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established third party pricing vendors and broker-dealers. There have been no changes in valuation techniques in the periods presented. We have no financial assets or liabilities measured using Level 3 inputs. There were no significant transfers between Levels 1 and 2 assets as of March 31, 2014 and December 31, 2013. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Level 1	Level 2	Total
March 31, 2014
Cash equivalents:
Money market mutual funds	$170,464	$—	$170,464
Marketable securities:
U.S. agency obligations	—	50,882	50,882
U.S. treasury securities	—	8,745	8,745
	$170,464	$59,627	$230,091

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Level 1	Level 2	Total
December 31, 2013
Cash equivalents:
Money market mutual funds	$18,082	$—	$18,082
Marketable securities:
U.S. agency obligations	—	35,995	35,995
U.S. treasury securities	—	6,022	6,022
	$18,082	$42,017	$60,099
Gross unrealized gains and losses for cash equivalents and marketable securities as of March 31, 2014 and December 31, 2013 were not material. We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2014.
There were no realized gains or losses during the three months ended March 31, 2014 and 2013. As of March 31, 2014 those securities with maturities at the time of purchase of greater than one year are reflected in the noncurrent portion of our condensed consolidated balance sheets. All of our marketable securities at December 31, 2013 mature within one year. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents.

Note 5. Property and equipment

Property and equipment consisted of the following (in thousands):

	As of
	March 31, 2014	December 31, 2013
Leasehold improvements	$924	$924
Computer equipment	2,379	2,024
Software	672	263
Furniture and equipment	257	257
Total	4,232	3,468
Accumulated depreciation	(1,119)	(837)
Property and equipment, net	$3,113	$2,631
Depreciation expense for the three months ended March 31, 2014 and 2013, was $0.3 million, and $0.1 million, respectively, and is recorded on a straight-line basis.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 6. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of
	March 31, 2014	December 31, 2013
Subscription	$8,747	$3,810
Professional services—implementation	2,145	1,835
Professional services—communications	1,682	1,280
Total current	12,574	6,925
Subscription	2,524	1,489
Professional services—implementation	2,731	2,443
Professional services—communications	330	616
Total noncurrent	5,585	4,548
Total	$18,159	$11,473

Note 7. Commitments and Contingencies
Leases and Contractual Obligations
We lease office space under noncancelable operating leases in San Francisco, California, and Charleston, South Carolina. Contractual obligations relate to our service agreements for our data centers in Colorado and Arizona and other third party service providers.
Legal Matters
We may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patents or other intellectual property rights. We are not a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 8. Stockholders’ Equity (Deficit)
Initial Public Offering
On March 19, 2014, we completed our IPO, in which we sold 12.8 million shares of Class B common stock at a price to the public of $16.00 per share. Upon the consummation of the IPO, all outstanding shares of convertible preferred stock were converted into shares of Class A common stock as follows:

	As of March 31, 2014		As of December 31, 2013
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference
Convertible Preferred Stock:
Series A	—	—	8,000,000	8,000,000	$1,000,000
Series A-1	—	—	10,000,000	10,000,000	3,000,000
Series B	—	—	15,315,314	15,315,314	17,000,000
Series C	—	—	14,594,598	14,594,598	60,000,000
Series D	—	—	16,565,750	16,565,721	100,000,000
Total	—	—	64,475,662	64,475,633	181,000,000
Stockholder's equity:
Preferred stock	10,000,000	—	—	—	—
Class A common stock	200,000,000	76,707,919	95,000,000	10,994,074	—
Class B common stock	800,000,000	12,765,000	95,000,000	—	—
Total	1,010,000,000	89,472,919	254,475,662	75,469,707	$181,000,000

Employee Equity Plans

        We adopted a 2014 Equity Incentive Plan ("EIP") that became effective on March 12, 2014 and serves as the successor to our 2008 Stock Incentive Plan. We reserved 15.0 million shares of our Class B common stock for future issuance under various terms provided for in the EIP. Shares issued under the 2008 Stock Plan were Class A common stock and shares issued under the EIP are Class B common stock.

We adopted a 2014 Employee Stock Purchase Plan ("ESPP") that became effective on March 13, 2014 that enables eligible employees to purchase shares of our Class B common stock at a discount. We reserved 6.0 million shares of our Class B common stock for issuance under various terms provided for in the ESPP. We have not yet established a start date of the initial purchasing period under the ESPP.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Stock Options Activity

A summary of stock option activity for the three months ended March 31, 2014 is as follows (in thousands, except share and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2013	16,455,404	$1.22	$91,192
Stock option grants	3,331,729	$11.91
Stock options exercised	(1,238,212)	$1.23
Stock options canceled	(617,194)	$1.54
Balance at March 31, 2014	17,931,727	$3.19	$323,253
The total grant-date fair value of stock options granted during the three months ended March 31, 2014 and 2013 was $25.9 million and $1.2 million, respectively.
Stock-Based Compensation to Employees
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Three Months Ended March 31,
	2014	2013
Volatility	60%	60%
Expected life (in years)	5.0-6.2	6.0-6.5
Risk-free interest rate	1.53%-1.95%	1.13%-1.25%
Dividend yield	—%	—%
Weighted-average fair value of underlying common stock	$13.37	$1.16
As of March 31, 2014, we had $32.1 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.4 years.
Warrants
On December 11, 2013, we issued a warrant to purchase an aggregate of 175,000 shares of Class A common stock at an exercise price of $5.00 per share to a third-party service provider. The warrant provides for an early exercise right and has a 10 year term. On March 31, 2014 seventy percent of the warrants vested and the remaining thirty percent will vest on December 31, 2014. Expense for the warrants is calculated using the Black-Scholes-Merton option-pricing model and is recorded over the service performance period, which is the same as the vesting period. For the three months ended March 31, 2014, we recorded $2.4 million in expense associated with this warrant.
Note 9. Income Taxes

The effective tax rate for the three months ended March 31, 2014 and 2013 was zero percent, primarily as a result of the estimated tax loss for the fiscal year. Our tax expense relates to state minimum taxes which are recorded as part of selling, general, and administrative expenses.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

There were no material changes to the unrecognized tax benefits in the three months ended March 31, 2014, and we do not anticipate the unrecognized tax benefits will significantly increase or decrease in the next 12 months. At March 31, 2014, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect our tax rate.
Note 10. Net Loss per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including Preferred Stock and outstanding stock options and warrants, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
When shares of both Class A and Class B common stock are outstanding, net loss is allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the net loss is allocated on a proportionate basis. As of March 31, 2013, only shares of Class A common stock were outstanding and therefore no net loss was allocated.

The following table presents the calculation of basic and diluted net loss per share for our common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2014		2013
	Class A	Class B	Class A
Net loss	$(21,983)	$(2,298)	$(11,433)
Weighted-average shares used to compute basic and diluted net loss per share	24,417	2,553	9,255
Basic and diluted net loss per share	$(0.90)	$(0.90)	$(1.24)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Convertible preferred stock	—	64,476
Stock options and restricted common stock	17,931	13,671
Warrants	115	—
	18,046	78,147

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the section titled “Risk Factors” Set forth in Part II, Item 1A in this Quarterly Report on Form 10-Q. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

All references to “Castlight Health,” “we,” “us,” “our” or the “Company” mean Castlight Health Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Castlight Health, Castlight, Castlight Medical, Castlight Pharmacy, Castlight Rewards and Castlight Reference-Based Pricing are trademarks and/or registered trademarks of Castlight Health Inc. in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

Overview
Castlight is a pioneer in a new category of cloud-based software that enables enterprises to gain control over their rapidly escalating healthcare costs. Our Enterprise Healthcare Cloud allows our customers to conquer the complexity of the existing healthcare system by providing personalized, actionable information to their employees, implementing technology-enabled benefit designs and integrating disparate systems and applications. Our comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make healthcare cost and quality data transparent and useful. We deploy consumer-oriented applications that deliver strong engagement and integration capabilities.
Since our inception in 2008, we have been committed to improving the efficiency of the U.S. healthcare industry. From 2008 to 2010, we focused our efforts on research and development to build our consumer healthcare database, our analytic capabilities and the initial version of our cloud-based application, Castlight Medical. After its release in 2010, we have continued to enhance that application, as well as release Castlight Pharmacy, Castlight Rewards and Castlight Reference-Based Pricing in 2013. These applications are delivered to our customers, and their employees and families, via our cloud-based offering and leverage consumer-oriented design principles that drive engagement and ease of use.
We market and sell our Enterprise Healthcare Cloud offering to self-insured companies in a broad range of industries and governmental entities. As of March 31, 2014, we had 114 signed customers, including 77 customers that had implemented our offering, which we refer to as launched customers. In comparison, we had 106 signed customers, including 48 launched customers, as of December 31, 2013. Our current customers as of March 31, 2014 included 29 Fortune 500 companies and collectively represent millions of eligible employees and their adult dependents. We sell our offering solely in the United States, and we market to our customers and potential customers primarily through our direct sales force.
We generate revenue from sales of subscriptions, including support, and professional services primarily related to the implementation of our offering, including extensive communications support to drive adoption by our customer’s employees and their families. Historically, we have derived a substantial majority of our subscription revenue from Castlight Medical. Our subscription fees are based on the number of employees and adult dependents that employers identify as eligible to use our offering, which typically includes all of our customers’ U.S. employees and adult dependents that receive health benefits. Our agreements with customers generally have terms of three years. As of March 31, 2014 and 2013, our agreements with customers had a weighted-average contract term of approximately 33.7 months and 33.3 months, respectively.

Our costs to implement our offering mainly include personnel-related costs for deployment of our applications that are expensed as incurred. However, the related revenue is deferred until our applications are ready for use by the customer. Revenue is then recognized ratably over the related contract term. As a result, for a typical customer, we generate negative gross margin during the implementation phase and positive gross margin thereafter. Accordingly, during periods of rapid growth, when the proportion of customers that we are implementing is high relative to the number of launched customers, we incur significant gross losses. We expect gross margin to be positive and improve over time as the number of our launched customers grows in relation to the number of customers in the implementation phase.
We intend to continue to invest aggressively in the success of our customers, expand our commercial operations and further develop our offering. We also expect to incur significant additional expenditures as a public company. As a result of these and other factors, we expect to continue to incur operating losses for the foreseeable future and may need to raise additional capital through equity and debt financings in order to fund our operations.
Key Factors Affecting Our Performance
Sale of Additional Applications.    Our revenue growth rate and long-term profitability are affected by our ability to sell additional applications to our customer base. To date, a substantial majority of our revenue has come from sales of subscriptions to Castlight Medical. We believe that there is a significant opportunity to sell subscriptions to other applications as our customers become more familiar with our offering and seek to address additional needs.
Annual Net Dollar Retention Rate.    We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Because we typically enter into long-term contracts with our customers, only a small percentage of our customer agreements have reached the end of their original terms and, as a result, we have not observed a large enough sample of renewals to derive meaningful conclusions. Based on our limited experience, we observed an annual net dollar retention rate of 109% for the year ended December 31, 2013. We calculate annual net dollar retention rate for a given fiscal period as the aggregate annualized subscription contract value as of the last day of that fiscal year from those customers that were also customers as of the last day of the prior fiscal year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior fiscal year. We calculate annualized subscription contract value for each customer as the expected monthly recurring revenue of our customers multiplied by 12.
Implementation Timelines.    Our ability to convert backlog into revenue and improve our gross margin depends on how quickly we complete customer implementations. Our implementation timelines vary from customer to customer based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. Typically, we complete implementations three to twelve months after entering into an agreement with a customer.
Professional Services Model.    We believe our professional services capabilities support the adoption of our subscription offerings. As a result, our sales efforts have been focused primarily on our subscription offering, rather than the profitability of our professional services business. Our professional services are generally priced on a fixed-fee basis and the costs incurred to complete these services, which consist mainly of personnel-related costs, have been greater than the amount charged to the customer. We also do not have standalone value for our implementation services for accounting purposes. Accordingly, we recognize implementation services revenue in the same manner as the associated subscription revenue. Prior to launching an individual customer, we incur significant costs associated with implementation activities, which we record as cost of revenue. Since we do not recognize significant revenues from an individual customer until we launch, we generate a negative gross margin at the customer level during the implementation period.
Seasonality.    A significantly higher proportion of our customers enter into new subscription agreements with us or renew previous agreements in the third and fourth quarters of the year compared to the first and second quarters. This seasonality is related to the employee benefits cycle, as customers typically want to make our applications available at the beginning of a new benefits year, which generally occurs in the first quarter. This seasonality is not immediately apparent, in our revenue, because we do not begin recognizing revenue from new customer agreements until we have implemented our offering, which generally occurs three to twelve months after entering into those agreements. Therefore, revenue recognized in any quarter is primarily from customer agreements entered into in prior quarters. In addition, the mix of customers paying monthly, quarterly, or annually varies from quarter to quarter and impacts our deferred revenue balance. As a result of variability in our billing and implementation timelines, the deferred revenue balance does not generally represent the total contract value, nor do changes in deferred revenue serve as a reliable indicator of our future subscription revenue.
Components of Results of Operations
Revenue
We generate revenue from subscription fees from customers for access to selected applications in the Castlight Enterprise Healthcare Cloud including basic customer service support. We also earn revenue from professional services that we provide to our customers to help them implement our offering.
We recognize subscription fees on a straight-line basis ratably over the contract term beginning when our applications are implemented and ready for launch, which is generally within three to twelve months of contract signing. Our customer agreements generally have a term of three years. We generally invoice our customers in advance on a monthly, quarterly or annual basis. As a result of variability in our billing and implementation timelines, the deferred revenue balance does not generally represent the total contract value, nor do changes in deferred revenue serve as a reliable indicator of our future subscription revenue. As of March 31, 2014 and 2013, the weighted-average billing period of our customer agreements was 4.9 months and 4.3 months, respectively. The weighted-average billing term represents the frequency with which we bill our customers. We calculate weighted average billing terms as the billing frequency, multiplied by the weighted-average contract value. Amounts that have been invoiced are initially recorded as deferred revenue. Amounts that have not been invoiced are not reflected in our condensed consolidated financial statements.
We invoice our implementation services on a fixed-fee basis generally when we commence work. We also provide employee communications services to drive adoption and use of our applications by employees and their families. We generally invoice for professional services on a fixed-fee basis.
Costs and Operating Expenses
Cost of Revenue.    Cost of subscription revenue primarily consists of data and content fees, employee-related expenses (including salaries, benefits and stock-based compensation) related to hosting and accounts support costs of our cloud-based services, (including call center support, allocated overhead, the costs of data center capacity and depreciation of owned computer equipment and software).
Cost of professional services consists primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs. The time and costs of our customer implementations vary based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer.

Our cost of revenue is expensed as we incur the costs. However, the related revenue is deferred until our applications are ready for use by the customer and then recognized as revenue ratably over the related contract term. Therefore, we expense the cost incurred to provide our applications and services prior to the recognition of the corresponding revenue.
Gross profit consists of total revenue, less cost of revenue. Gross margin is the percentage of gross profit to revenue.
Sales and Marketing.    Sales and marketing expenses consist primarily of employee-related expenses (including salaries, sales commissions and bonuses, benefits and stock-based compensation), travel-related expenses and marketing programs. Commissions earned by our sales force that can be associated specifically with the noncancelable portion of a subscription contract are deferred and amortized over the same period that revenue is recognized for the related contract.

Research and Development.    Research and development expenses consist primarily of employee-related expenses (including salaries, sales commissions and bonuses, benefits and stock-based compensation) and costs associated with subcontractors.
General and Administrative.    General and administrative expenses consist of employee-related expenses (including salaries and bonuses, benefits and stock-based compensation) for finance and accounting, legal, human resources and management information systems personnel, legal costs, professional fees and other corporate expenses.
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(percentages of revenue)
Revenue:
Subscription	89%	91%
Professional services	11%	9%
Total revenue	100%	100%
Cost of revenue:
Cost of subscription	32%	63%
Cost of professional services	47%	108%
Total cost of revenue	79%	171%
Gross margin (loss) percentage	21%	(71)%
Operating expenses:
Sales and marketing	197%	302%
Research and development	66%	152%
General and administrative	48%	77%
Total operating expenses	311%	531%
Operating loss	(290)%	(602)%
Other income, net	—%	3%
Net loss	(290)%	(599)%

Revenue

	Three Months Ended March 31,
	2014	2013	% Change	$ Change
	(dollars in thousands)
Revenue:
Subscription	$7,463	$1,739	329%	$5,724
Professional services	913	168	443%	745
Total revenue	$8,376	$1,907	339%	$6,469
Total revenue was $8.4 million for the three months ended March 31, 2014, compared to $1.9 million for the three months ended March 31, 2013, an increase of $6.5 million, or 339%. Subscription revenue was $7.5 million, or 89% of our total revenue, for the three months ended March 31, 2014, compared to $1.7 million, or 91% of our total revenue, for the three months ended March 31, 2013. The increase in subscription revenue was as a result of 29 new customer launches compared with 8 new customers launched in the prior year period. As of March 31, 2014 we have 77 launched customers compared to 24 launched customers as of March 31, 2013.
Professional services revenue was $0.9 million, or 11% of total revenue, for the three months ended March 31, 2014, compared to $0.2 million, or 9% of total revenue, for the three months ended March 31, 2013. The increase in professional services revenue was also driven by new customer launches.

Costs and Operating Expenses

	Three Months Ended March 31,
	2014	2013	% Change	$ Change
	(dollars in thousands)
Cost of revenue:
Subscription	$2,712	$1,204	125%	$1,508
Professional services	3,871	2,053	89%	1,818
Total cost of revenue	$6,583	$3,257	102%	$3,326
Gross margin (loss) percentage
Subscription	63.7%	30.8%
Professional services	(324)%	(1,122)%
Total gross margin / (loss) percentage	21.4%	(70.8)%
Gross profit (loss)	$1,793	$(1,350)	(233)%	$3,143
Cost of revenue was $6.6 million for the three months ended March 31, 2014, compared to $3.3 million for the three months ended March 31, 2013, an increase of $3.3 million, or 102%. This increase in cost of revenue was attributable to an increase of $1.5 million in the cost of subscription revenue and an increase of $1.8 million in the cost of professional services.
Cost of subscription revenue was $2.7 million for the three months ended March 31, 2014, compared to $1.2 million for the three months ended March 31, 2013, an increase of $1.5 million. This increase was primarily due to an increase of $0.8 million in data and content fees and hosting costs, as we continue to support our growing customer base. Gross margin for subscription services for the three months ended March 31, 2014 was higher than the three months ended March 31, 2013 due to the increase in subscription revenue resulting from the number of launched customers during the period.

Cost of professional services was $3.9 million for the three months ended March 31, 2014, compared to $2.1 million for the three months ended March 31, 2013, an increase of $1.8 million. This increase was primarily due to an increase of $1.5 million in employee-related expenses and subcontractor costs to assist with implementation services. The decrease in gross loss percentage in the three months ended March 31, 2014, compared with the three months ended March 31, 2013, was attributable to an increase in professional services revenue resulting from the increase in number of launched customers during the period and over the last year.
Sales and Marketing

	Three Months Ended March 31,
	2014	2013	% Change	$ Change
	(dollars in thousands)
Sales and marketing	$16,560	$5,765	187%	$10,795
Sales and marketing expenses were $16.6 million for the three months ended March 31, 2014, compared to $5.8 million for the three months ended March 31, 2013, an increase of $10.8 million. This increase was primarily due to an increase of $3.0 million in cash compensation expense due to higher headcount and a $1.8 million increase in commissions as we continue to invest in sales and marketing to grow our customer base. The increase was also driven by $2.4 million in expense recorded in the three months ended March 31, 2014 , associated with warrants granted in December 2013 to a third party service provider. Additionally, higher brand and product marketing costs of $1.2 million, higher stock-based compensation of $1.0 million, and higher recruiting costs of $0.4 million also contributed to the increase.

Research and Development

	Three Months Ended March 31,
	2014	2013	% Change	$ Change
	(dollars in thousands)
Research and development	$5,527	$2,908	90%	$2,619
Research and development expenses were $5.5 million for the three months ended March 31, 2014, compared to $2.9 million for the three months ended March 31, 2013, an increase of $2.6 million. This increase was primarily due to an increase of $1.8 million in employee-related expenses due to higher headcount and an increase of $0.4 million from the use of sub-contractors to assist in our development efforts.
General and Administrative

	Three Months Ended March 31,
	2014	2013	% Change	$ Change
	(dollars in thousands)
General and administrative	$4,010	$1,460	175%	$2,550
General and administrative expenses were $4.0 million for the three months ended March 31, 2014, compared to $1.5 million for the three months ended March 31, 2013, an increase of $2.6 million. This increase was primarily due to an increase of $2.1 million in employee related expenses due to higher headcount.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(16,061)	$(12,154)
Net cash (used in) provided by investing activities	(18,389)	1,192
Net cash provided by financing activities	189,363	46
Net increase (decrease) in cash and cash equivalents	$154,913	$(10,916)
As of March 31, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $239.7 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
Since our inception, we have financed our operations primarily through sales of equity securities and to a lesser extent, payments from our customers. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based applications. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
For the three months ended March 31, 2014, cash used in operating activities was $16.1 million. The negative cash flows resulted primarily from our net loss of $24.3 million, the increase in prepaid expenses and other assets of $1.1 million,the increase in accounts receivable of $1.3 million and the decrease in accrued expenses of $3.4 million. These increases were partially offset by increases in deferred revenue of $6.7 million. Non-cash stock-based compensation of $2.6 million, amortization of deferred commission of $1.4 million and warrant expense of $2.4 million also offset the increase in cash used in operating activities.
For the three months ended March 31, 2013, cash used in operating activities was $12.2 million. The cash used primarily related to our net loss of $11.4 million, and decrease in accrued expenses of $1.3 million. These increases were partially offset by increase in deferred revenue of $1.0 million.
Investing Activities
Cash (used in) or provided by investing activities for the three months ended March 31, 2014, and March 31, 2013 was $(18.4) million, and $1.2 million, respectively. This was primarily the result of the timing of purchases, sales and maturities of marketable securities, net of ($17.8) million, and $1.9 million, respectively.
Financing Activities
For the three months ended March 31, 2014, financing activities provided $189.4 million, primarily due to the proceeds from our initial public offering of Class B common stock. For the three months ended March 31, 2013, cash provided by financing activities was immaterial.

Contractual Obligations and Commitments
Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity. Our existing lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised these options.

There were no material changes in our contractual obligations from those disclosed in our prospectus dated March 13, 2014 and filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on March 14, 2014. Please refer to the “Contractual Obligations and Commitments” heading set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our prospectus for a description of our contractual obligations.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are therefore not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.
Critical Accounting Policies and Estimates

During the three months ended March 31, 2014, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in our prospectus dated March 13, 2014 and filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on March 14, 2014.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $239.7 million at March 31, 2014 and $67.2 million as of December 31, 2013. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.
We do not believe that an increase or decrease in interest rates of 100-basis points would have a material effect on our operating results or financial condition. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss) and are realized only if we sell the underlying securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.
Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

ITEM 1A. RISK FACTORS
The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our Class B common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business
We have a history of significant losses, which we expect to continue, and we may never achieve or sustain profitability in the future.

We have incurred significant net losses in each fiscal year since our incorporation in 2008 and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $35.0 million during the year ended December 31, 2012, $62.2 million during the year ended December 31, 2013 and $24.3 million for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $155.5 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business and acquire customers and develop our platform and new applications. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new applications and services could prevent us from attaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.
Our limited operating history makes it difficult to evaluate our current business and future prospects.
We were founded in 2008, began building the first version of Castlight Medical in 2009, did not complete our first customer sale and implementation until 2010 and did not make substantial investments in sales and marketing until 2012. Our limited operating history limits our ability to forecast our future operating results and such forecasts are subject to a number of uncertainties, including our ability to plan for and model future growth.
We have encountered and will continue to encounter risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future offerings, competition from other companies, acquiring and retaining customers, managing customer deployments, hiring, integrating, training and retaining skilled personnel, developing new applications and services, determining prices for our applications, unforeseen expenses and challenges in forecasting accuracy. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these risks and uncertainties successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
In addition, we may need to change our current operations infrastructure in order for us to achieve profitability and scale our operations efficiently, which makes our future prospects even more difficult to evaluate. For example, in order to grow sales of our Enterprise Healthcare Cloud to smaller customers in a financially sustainable manner, we may need to further automate implementations, tailor our offering and modify our go-to-market approaches to reduce our service delivery and customer acquisition costs. If we fail to implement these changes on a timely basis or are unable to implement them effectively due to our limited experience with the new infrastructure or factors beyond our control, our business may suffer.

The market for our offering is immature and volatile, and if it does not develop, if it develops more slowly than we expect, or if our offering does not drive employee engagement, the growth of our business will be harmed.
The enterprise health care cloud market is new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand and market adoption. Our success will depend to a substantial extent on the willingness of employers to increase their use of our Enterprise Healthcare Cloud offering, the ability of our applications to increase employee engagement, as well as on our ability to demonstrate the value of our offering to customers and their employees and to develop new applications that provide value to customers and users. If employers do not perceive the benefits of our offering or our offering does not drive employee engagement, then our market might not develop at all, or it might develop more slowly than we expect, either of which could significantly adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.
If our security measures are breached and unauthorized access to a customer’s data are obtained, our offering may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed and we could lose sales and customers.
Our offering involves the storage and transmission of customers’ proprietary information, as well as protected health information, or PHI, of our customers and their employees, which is regulated under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, collectively HIPAA. Because of the extreme sensitivity of this information, the security features of our offering are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive customer or employee data, including HIPAA-regulated protected health information. A security breach or failure could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, and catastrophic events.
If our security measures were to be breached or fail, our reputation could be severely damaged, adversely affecting customer or investor confidence, customers may curtail their use of or stop using our offering and our business may suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation and for measures to prevent future occurrences. In addition, any potential security breach could result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to customers or other business partners in an effort to maintain the business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
We outsource important aspects of the storage and transmission of customer information, and thus rely on third parties to manage functions that have material cyber-security risks. These outsourced functions include services such as software design and product development, software engineering, database consulting, call center operations, co-location data centers, data-center security, IT, network security and Web application firewall services. We attempt to address these risks by requiring outsourcing subcontractors who handle customer information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of customers proprietary and protected health information.
We may experience cyber-security and other breach incidents that may remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against us, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, in the event that our customers authorize or enable third parties to access their data or the data of their employees on our systems, we cannot ensure the complete integrity or security of such data in our systems as we would not control access. If an actual or perceived breach of our security occurs, or if we are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.
Our quarterly results may fluctuate significantly, which could adversely impact the value of our Class B common stock.

Our quarterly results of operations, including our revenue, gross margin, net loss and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, those listed elsewhere in this “Risk Factors” section and those listed below:

•	the addition or loss of large customers, including through acquisitions or consolidations of such customers;

•	seasonal and other variations in the timing of the sales of our offering, as a significantly higher proportion of our customers enter into new subscription

•	the addition or loss of large customers, including through acquisitions or consolidations of such customers;

•
seasonal and other variations in the timing of the sales of our offering, as a significantly higher proportion of our customers enter into new subscription agreements with us or renew previous agreements in the third and fourth quarters of the year compared to the first and second quarters;

•	the timing of recognition of revenue, including possible delays in the recognition of revenue due to lengthy and sometimes unpredictable implementation timelines;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	our access to pricing and claims data managed by health plans and other third parties, or changes to the fees we pay for that data;

•
the timing and success of introductions of new applications and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	network outages or security breaches;

•	our ability to attract new customers;

•	general economic, industry and market conditions;

•	customer renewal rates and the timing and terms of customer renewals;

•	changes in our pricing policies or those of our competitors;

•	the mix of applications and services sold during a period; and

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

We are particularly subject to fluctuations in our quarterly results of operations since the costs associated with entering into customer agreements are generally incurred up front, while we generally recognize revenue at launch over the term of the agreement. In addition, some of our contracts with customers provide for one-time bonus payments if our offering achieves certain metrics, such as a certain rate of employee engagement, which may lead to additional fluctuations in our quarterly operating results. In certain contracts, employee engagement may refer to the number of first time registrations by employees of our customers and in other cases it may refer to return usage of our applications by employees. Any fluctuations in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our Class B common stock.
If we fail to manage our rapid growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to implement our business strategy.
We have experienced rapid growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 182 full-time employees at March 31, 2013 to 326 full-time employees at March 31, 2014. We have increased the size of our customer base to 114 customers at March 31, 2014; our revenue has increased from $1.9 million for the three months ended March, 2013 to $8.4 million for the three months ended March 31, 2014. We anticipate that we will continue to rapidly expand our operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters are located in the San Francisco Bay Area.

A key aspect to managing our growth is our ability to scale our capabilities to implement our offering satisfactorily with respect to both large and demanding enterprise customers, who currently comprise the substantial majority of our customer base, as well as smaller customers who are becoming an increasingly larger portion of our customer base. Large customers often require specific features or functions unique to their particular business processes, which at a time of rapid growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our offering to our customers in a timely manner. We may also need to make further investments in our technology and automate portions of our offering or services to decrease our costs, particularly as we grow sales of our Enterprise Healthcare Cloud to smaller customers. If we are unable to address the needs of our customers or their employees, or our customers or their employees are unsatisfied with the quality of our offering or services, they may not renew their agreements, seek to cancel or terminate their relationship with us or renew on less favorable terms.
Failure to effectively manage our rapid growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and might divert financial resources from other projects such as the development of new applications and services. In addition, data and content fees, which are one of our primary operational costs, are not fixed as they vary based on the source and condition of the data we receive from third parties, and if they remain variable or increase over time, we would not be able to realize the economies of scale that we expect as we grow renewals and implementation of new customers, which would negatively impact our gross margin. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue may not increase or might grow more slowly than expected and we might be unable to implement our business strategy. The quality of our offering might also suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.
We incur significant upfront costs in our customer relationships, and if we are unable to maintain and grow these customer relationships over time, we are likely to fail to recover these costs and our operating results will suffer.
We devote significant resources and incur significant upfront costs to establish relationships with our customers and implement our offering and related services. This is particularly so in the case of large enterprises that, to date, have comprised a substantial majority of our customer base and revenue and often request or require specific features or functions unique to their particular business processes. Accordingly, our operating results will depend in substantial part on our ability to deliver a successful customer experience and persuade our customers to maintain and grow their relationship with us over time. For example, if we are not successful in implementing our offering or delivering a successful customer experience, a customer could terminate or fail to renew their agreement with us, we would lose or be unable to recoup the significant upfront costs that we had expended on such customer and our operating results would suffer. As we are growing rapidly, our customer acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability.
Our ability to deliver our full offering to customers depends in substantial part on our ability to access pricing and claims data managed by a limited number of health plans and other third parties.
In order to deliver the full functionality offered by our Enterprise Healthcare Cloud, we need access, on behalf of our customers, to sources of pricing and claims data, much of which is managed by a limited number of health plans and other third parties. We have developed various long-term and short-term data-sharing relationships with certain health plans and other third parties, including most of the largest health plans in the United States. However, we do not currently have a data-sharing arrangement with UnitedHealth Group, Inc., one of the largest health plans, as well as other smaller health plans, which limits our ability to offer the full functionality of our offering to customers of such health plans.
The terms of the agreements under which we have access to data managed by health plans and other third parties vary, which can impact the offering we are able to deliver. Many of our agreements with health plans and third parties have terms that limit our access to and permitted uses of claims or pricing data to the data associated with our mutual customers. Also, some agreements may be terminated if the underlying customer contracts do not continue, or may otherwise be subject to termination or non-renewal. In addition, in one agreement with a large national health plan, we agreed, in exchange for more favorable terms to access health care claims data and other strategic benefits, to an exclusivity provision that restricts our ability to provide our full offering to customers of UnitedHealth Group, Inc. until January 2015.
The health plans and other third parties that we currently work with may, in the future, change their position and limit or eliminate our access to pricing and claims data, increase the costs charged to us for access to data, provide data to us in more limited or less useful formats, or restrict our permitted uses of data. Furthermore, some health plans have developed or are developing their own proprietary price and quality estimation tools and may perceive continued cooperation with us as a competitive disadvantage and choose to limit or discontinue our access to pricing and claims data. Failure to continue to maintain and expand our access to pricing and claims data will adversely impact our ability to continue to serve existing customers and expand our offering to new customers.
If our access to pricing and claims data is reduced or becomes more costly to us, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer.
If our existing customers do not continue or renew their agreements with us, renew at lower fee levels or decline to purchase additional applications and services from us, our business and operating results will suffer.
We expect to derive a significant portion of our revenue from renewal of existing customer agreements and sales of additional applications and services to existing customers. As a result, achieving a high renewal rate of our customer agreements and selling additional applications and services is critical to our future operating results.
However, we have a limited operating history, and to date have not yet reached the end of the original term for the vast majority of our existing customer agreements. Accordingly, we do not yet have enough experience with customer renewals to predict our customer renewal rate and may experience significantly more difficulty than we anticipate in renewing existing customer agreements. Factors that may affect the renewal rate for our offering and our ability to sell additional applications and services include:

•	the price, performance and functionality of our offering;

•	the availability, price, performance and functionality of competing solutions;

•	our ability to develop complementary applications and services;

•	our continued ability to access the pricing and claims data necessary to enable us to deliver reliable data in our cost estimation and price transparency offering to customers;

•	the stability, performance and security of our hosting infrastructure and hosting services;

•	changes in health care laws, regulations or trends; and

•	the business environment of our customers, in particular, headcount reductions by our customers.

We enter into master services agreements with our customers. These agreements generally have stated terms of three years. Our customers have no obligation to renew their subscriptions for our offering after the term expires. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers. Factors that are not within our control may contribute to a reduction in our contract revenue. For instance, our customers may reduce their number of employees, which would result in a corresponding reduction in the number of employee users eligible for our offering and thus a lower aggregate monthly services fee. Our future operating results also depend, in part, on our ability to sell new applications and services to our existing customers. If our customers fail to renew their agreements, renew their agreements upon less favorable terms or at lower fee levels, or fail to purchase new applications and services from us, our revenue may decline or our future revenue may be constrained.
In addition, a significant number of our customer agreements allow customers to terminate such agreements for convenience at certain times, typically with one to three months advance notice. We typically incur the expenses associated with integrating a customer’s data into our health care database and related training and support prior to recognizing meaningful revenue from such customer. Customer subscription revenue is not recognized until our applications are implemented for launch, which is generally from three to 12 months from contract signing. If a customer terminates its agreement early and revenue and cash flows expected from a customer are not realized in the time period expected or not realized at all, our business, operating results and financial condition could be adversely affected.
A significant portion of our revenue comes from a limited number of customers, the loss of which would adversely affect our financial results.
Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the year ended December 31, 2013, the Administrative Committee of the Wal-Mart Stores, Inc., Associates’ Health and Welfare Plan represented approximately 16% of our total revenue. In addition, in our year ended December 31, 2013, our top 10 customers by revenue accounted for 61% of our total revenue. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.
Because we generally bill our customers and recognize revenue over the term of the contract, near term declines in new or renewed agreements may not be reflected immediately in our operating results and may be difficult to discern.
Most of our revenue in each quarter is derived from agreements entered into with our customers during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales of and market demand for our offering, and potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. In addition, we may be unable to adjust our cost structure rapidly, or at all, to take account of reduced revenue. Our subscription model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable term of the agreement. Accordingly, the effect of changes in the industry impacting our business or changes we experience in our new sales may not be reflected in our short-term results of operations.

Our sales and implementation cycle can be long and unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.
The sales cycle for our Enterprise Healthcare Cloud offering from initial contact with a potential lead to contract execution and implementation, varies widely by customer, ranging from three to 24 months. Some of our customers undertake a significant and prolonged evaluation process, including whether our offering meets a customer’s unique health care needs, that frequently involves not only our offering but also those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our offering. Moreover, our large enterprise customers often begin to deploy our service on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment. It is possible that in the future we may experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force and thereby increase the percentage of our sales personnel with less experience in selling our service, expand into new territories and add additional applications and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our operating results may be harmed.
The health care industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and otherwise negatively affect our business.

The health care industry is heavily regulated and is constantly evolving due to the changing political, legislative and regulatory landscape and other factors. Many health care laws are complex, and their application to specific services and relationships may not be clear. Further, some health care laws differ from state to state and it is difficult to ensure our business complies with evolving laws in all states. Our operations may be adversely affected by enforcement initiatives. Our failure to accurately anticipate the application of these laws and regulations to our business, or any other failure to comply with regulatory requirements, could create liability for us, result in adverse publicity and negatively affect our business. For example, failure to comply with these requirements could result in the willingness of current and potential customers to work with us. Federal and state legislatures and agencies periodically consider proposals to revise aspects of the legal rules applicable to the health care industry, or to revise or create additional statutory and regulatory requirements. Such proposals, if implemented, could impact our operations, the use of our offering and our ability to market new applications and services, or could create unexpected liabilities for us. We cannot predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.
If we fail to comply with applicable health information privacy and security laws and other state and federal privacy and security laws, we may be subject to significant liabilities, reputational harm and other negative consequences, including decreasing the willingness of current and potential customers to work with us.
We are subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA established uniform federal standards for certain “covered entities,” which include health care providers and health plans, governing the conduct of specified electronic health care transactions and protecting the security and privacy of protected health information, or PHI. The Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010, makes HIPAA’s privacy and security standards directly applicable to “business associates,” which are independent contractors or agents of covered entities that create, receive, maintain, or transmit PHI in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA’s requirements and seek attorney’s fees and costs associated with pursuing federal civil actions.
A portion of the data that we obtain and handle for or on behalf of our customers is considered PHI, subject to HIPAA. Under HIPAA and our contractual agreements with our HIPAA covered entity health plan customers, we are considered a “business associate” to those customers, and are required to maintain the privacy and security of PHI in accordance with HIPAA and the terms of our business associate agreements with customers, including by implementing HIPAA-required administrative, technical and physical safeguards. We have incurred, and will continue to incur, significant costs to establish and maintain these safeguards and, if additional safeguards are required to comply with HIPAA regulations or our customers’ requirements, our costs could increase further, which would negatively affect our operating results. Furthermore, if we fail to maintain adequate safeguards, or we or our agents and subcontractors use or disclose PHI in a manner prohibited or not permitted by HIPAA or our business associate agreements with our customers, or if the privacy or security of PHI that we obtain and handle is otherwise compromised, we could be subject to significant liabilities and consequences, including, without limitation:

•
breach of our contractual obligations to customers, which may cause our customers to terminate their relationship with us and may result in potentially significant financial obligations to our customers;

•
investigation by the federal and state regulatory authorities empowered to enforce HIPAA, which include the U.S. Department of Health and Human Services and state attorneys general, and the possible imposition of civil penalties;

•	private litigation by individuals adversely affected by any violation of HIPAA, HITECH or comparable state laws for which we are responsible; and

•	negative publicity, which may decrease the willingness of current and potential future customers to work with us and negatively affect our sales and operating results.
Further, we publish statements to end users of our services that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.
We also send SMS text messages to potential end users who are eligible to use our service through certain customer and partners. While we get consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in the past year against companies who conduct SMS texting programs. Many of those suits have resulted in multi-million dollar settlements to the plaintiffs.
If our new applications and services are not adopted by our customers, or if we fail to continue to innovate and develop new applications and services that are adopted by customers, then our revenue and operating results will be adversely affected.
To date we have derived a substantial majority of our revenue from sales of our Castlight Medical application, and our longer-term operating results and continued growth will depend on our ability to successfully develop and sell new applications and services that our customers want and are willing to purchase. In addition to our Castlight Medical application, we have recently introduced a number of new applications, such as our Castlight Pharmacy, Castlight Rewards and Castlight Reference Based Pricing applications, but it is uncertain whether these applications and services will result in significant revenue or comprise a significant portion of our total revenue. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing offering and introduce new high quality applications and services. If existing customers are not willing to make additional payments for such new applications, or if new customers do not value such new applications, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively brought to market.
We operate in a competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed.
While the enterprise health care cloud market is in an early stage of development, the market is competitive and we expect it to attract increased competition, which could make it hard for us to succeed. We currently face competition for sub-components of our offering from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include Truven Health Analytics Inc., ClearCost Health, Change Healthcare Corporation, Healthcare Bluebook and HealthSparq, Inc. In addition, large, well-financed health plans, with whom we cooperate and on whom we depend in order to obtain the pricing and claims data we need to deliver our offering to customers, have in some cases developed their own cost and quality estimation tools and provide these solutions to their customers at discounted prices or often for free. These health plans include Aetna Inc., Cigna Corporation, UnitedHealth Group, Inc. and WellPoint, Inc. Competition from specialized software and solution providers, health plans and other parties will result in continued pricing pressures, which is likely to lead to price decline in certain product segments, which could negatively impact our sales, profitability and market share. In addition, if health plans perceive continued cooperation with us as a threat to their business interests, they may take steps that impair our access to pricing and claims data, or that otherwise make it more difficult or costly for us to deliver our offering to customers.
Some of our competitors, in particular health plans, have greater name recognition, longer operating histories and significantly greater resources than we do. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and might in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances might emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the enterprise health care cloud market, such as customers that desire a more narrow solution, which could create additional price pressure. In light of these factors, even if our offering is more effective than those of our competitors, current or potential customers might accept competitive offerings in lieu of purchasing our offerings.

Shifts in health care benefits trends, including any potential decline in the number of self-insured employers, or the emergence of new technologies may render our offering obsolete or require us to expend significant resources in order to remain competitive.
The U.S. health care industry is massive, with a number of large market participants with conflicting agendas, is subject to significant government regulation and is currently undergoing significant change. Changes in our industry, for example, towards private health care exchanges or away from high deductible health plans, or the emergence of new technologies as more competitors enter our market, could result in our offering being less desirable or relevant.
For example, we currently derive substantially all of our revenue from sales to customers that are self-insured employers. The demand for our offering depends on the need of self-insured employers to manage the costs of health care services that they pay on behalf of their employees. While the percentage of employers who are self-insured has been increasing over the past decade, there is no assurance that this trend will continue. Various factors, including changes in the health care insurance market or in government regulation of the health care industry, could cause the percentage of self-insured employers to decline, which would adversely affect the market for our offering and would negatively affect our business and operating results. Furthermore, such trends and our business could be affected by changes in health care spending resulting from the Patient Protection and Affordable Care Act, or the ACA, which was enacted in March 2010 and is currently being implemented. For example, under the ACA the federal government and several state governments established public exchanges in which consumers can purchase health insurance. In the event that the implementation of the ACA causes our customers to change their health care benefits plans or move to use of exchanges such that it reduces the need for our offering, or if the number of self-insured employers otherwise declines, we would be forced to compete on additional application and service attributes or to expend significant resources in order to alter our offering to remain competitive.
If health care benefits trends shift or entirely new technologies are developed that replace existing offerings, our existing or future offerings could be rendered obsolete and our business could be adversely affected. In addition, we may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new applications and enhancements.
We may require additional capital to support business growth, and this capital might not be available to us on acceptable terms or at all.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the three months ended March 31, 2014 and 2013, our net cash used in operating activities was $16.1 million and $12.2 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, during the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.
Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we discover additional problems that prevent our proprietary applications from operating properly. We are currently implementing software with respect to a number of new applications and services, including our Castlight Pharmacy, Castlight Rewards and Castlight Reference Based Pricing applications. If our offering does not function reliably or fails to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients.
Moreover, data services are complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects or errors in our existing or new software and applications and services may arise in the future and may result from interface of our offering with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. These defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our Enterprise Healthcare Cloud might discourage existing or potential clients from purchasing our offering from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating results.
If we cannot implement our offering for customers in a timely manner, we may lose customers and our reputation may be harmed.
Our customers have a variety of different data formats, enterprise applications and infrastructure and our offering must support our customers’ data formats and integrate with complex enterprise applications and infrastructures. If our platform does not currently support a customer’s required data format or appropriately integrate with a customer’s applications and infrastructure, then we must configure our platform to do so, which increases our expenses. Additionally, we do not control our customers’ implementation schedules. As a result, if our customers do not allocate internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. Further, our implementation capacity has at times constrained our ability to successfully implement our offering for our customers in a timely manner, particularly during periods of high demand. If the customer implementation process is not executed successfully or if execution is delayed, we could incur significant costs, customers could become dissatisfied and decide not to increase usage of our offering, or not to use our offering beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could penetrate our customer relationships.
Additionally, large and demanding enterprise customers, who currently comprise the substantial majority of our customer base, may request or require specific features or functions unique to their particular business processes, which increase our upfront investment in sales and deployment efforts and the revenue resulting from the customers under our typical contract length may not cover the upfront investments. If prospective large customers require specific features or functions that we do not offer, then the market for our offering will be more limited and our business could suffer.

In addition, supporting large customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. Furthermore, if we are unable to address the needs of these customers in a timely fashion or further develop and enhance our offering, or if a customer or its employees is not satisfied with the quality of work performed by us or with the offering delivered or professional services rendered, then we could incur additional costs to address the situation, we may be required to issue credits or refunds for pre-paid amounts related to unused services, the profitability of that work might be impaired and the customer’s dissatisfaction with our offering could damage our ability to expand the number of applications and services purchased by that customer. These customers may not renew their agreements, seek to terminate their relationship with us or renew on less favorable terms. Moreover, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers. If any of these were to occur, our revenue may decline and our operating results could be adversely affected.
Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and harm our financial results.
Our customers depend on our support organization to resolve any technical issues relating to our offering. In addition, our sales process is highly dependent on the quality of our offering, our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality and highly-responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, could harm our reputation, adversely affect our ability to sell our offering to existing and prospective customers, and harm our business, operating results and financial condition.
We offer technical support services with our offering and may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services, particularly as we increase the size of our customer base. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict customer demand for technical support services and if customer demand increases significantly, we may be unable to provide satisfactory support services to our customers and their employees. Additionally, increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results.
We depend on data centers operated by third parties for our offering, and any disruption in the operation of these facilities could adversely affect our business.
We provide our Enterprise Healthcare Cloud through computer hardware that is currently located in a third-party data center in Texas, which is operated by one IT hosting company, and two third-party data centers in Colorado and Arizona, which are operated by a second IT hosting company. We expect to transition all of our hardware to the data centers in Colorado and Arizona by the end of 2014. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if our data center operator is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
Problems faced by our third-party data center locations could adversely affect the experience of our customers. The operators of the data centers could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by the operators of the data centers or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers or any disruptions or other performance problems with our offering could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenue, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to potential liability or adversely affect our renewal rates.

The information that we provide to our customers, and their employees and families, could be inaccurate or incomplete, which could harm our business, financial condition and results of operations.
We provide price, quality and other health care-related information for use by our customers, and their employees and families, to search and compare options for health care services. Third-party health plans and our clients provide us with most of these data. Because data in the health care industry is fragmented in origin, inconsistent in format and often incomplete, the overall quality of data in the health care industry is poor, and we frequently discover data issues and errors. If the data that we provide to our customers are incorrect or incomplete or if we make mistakes in the capture or input of these data, our reputation may suffer and our ability to attract and retain customers may be harmed.
In addition, a court or government agency may take the position that our storage and display of health information exposes us to personal injury liability or other liability for wrongful delivery or handling of health care services or erroneous health information. While we maintain insurance coverage, this coverage may prove to be inadequate or could cease to be available to us on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations.
We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.
Our success depends largely upon the continued services of our key executive officers. These executive officers are at-will employees and therefore may terminate employment with us at any time with no advance notice. We do not maintain “key person” insurance for any of these executive officers or any of our other key employees. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.
To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for engineers with high levels of experience in designing and developing software and Internet-related services, particularly in the San Francisco Bay Area where we are located. We might not be successful in maintaining our unique culture and continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with Software-as-a-Service, or SaaS, experience or experience working with the health care market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.
In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility in the price of our stock might, therefore, adversely affect our ability to attract or retain highly skilled personnel. Furthermore, the requirement to expense stock options and other equity instruments might discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
If we cannot maintain our corporate culture as we grow, we could lose the transparency, courage, community, passion and excellence that we believe contribute to our success and our business may be harmed.
We believe that a critical asset for our business, and a source of our competitive strength, is our unique company culture, which we believe fosters transparency, courage, community, passion and excellence. As we grow and change, we may find it difficult to maintain these important aspects of our corporate culture. Any failure to preserve our culture could also negatively affect our ability to attract and retain personnel, our reputation and our ability to continue to build and advance our offering and may otherwise adversely affect our future success.

If we fail to develop widespread brand awareness cost-effectively, our business may suffer.
We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our offering and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our offering.
Our marketing efforts depend significantly on our ability to receive positive references from our existing customers.
Our marketing efforts depend significantly on our ability to call on our current customers to provide positive references to new, potential customers. Given our limited number of long-term customers, the loss or dissatisfaction of any customer could substantially harm our brand and reputation, inhibit the market adoption of our offering and impair our ability to attract new customers and maintain existing customers. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of patent, trademark, copyright and trade secret laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees, consultants and contractors to enter into confidentiality, noncompetition and assignment of inventions agreements. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. While we have four U.S. patent applications pending, and we currently have one issued U.S. patent, we cannot ensure that any of our pending patent applications will be granted or that our issued patent will adequately protect our intellectual property. In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, or may be successfully challenged by third parties. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market solutions similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Further, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our offering, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.
We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.
In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose sole primary business is to assert such claims. We expect that we may receive in the future notices that claim we or our customers using our offering have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps. If we are sued by a third party that claims that our technology infringes its rights, the litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention and resources, damage our reputation and brand and substantially harm our business. We do not currently have an extensive patent portfolio of our own, which may limit the defenses available to us in any such litigation.

In addition, in most instances, we have agreed to indemnify our customers against certain third-party claims, which may include claims that our offering infringes the intellectual property rights of such third parties. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease offering or using technologies that incorporate the challenged intellectual property;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

•	redesign technology to avoid infringement.
If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or costs could have a material adverse effect upon our business and financial results.
Our use of open source technology could impose limitations on our ability to commercialize our software platform.
Our offering incorporates open source software components that are licensed to us under various public domain licenses. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. There is little or no legal precedent governing the interpretation of many of the terms of these licenses and therefore the potential impact of such terms on our business is somewhat unknown. There is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our software platform. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our offering, discontinue sales of our offering in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could cause us to breach customer contracts, harm our reputation, result in customer losses or claims, increase our costs or otherwise adversely affect our business and operating results.
We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
We may in the future seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our offering, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;

•	unanticipated costs or liabilities associated with the acquisition;

•	difficulty integrating the accounting systems, operations and personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•
difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class B common stock may be negatively affected.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2015, provide a management report on the internal control over financial reporting. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class B common stock could be negatively affected and we could become subject to investigations by the New York Stock Exchange, on which our securities are listed, the SEC or other regulatory authorities, which could require us to obtain additional financial and management resources.
We incur significantly increased costs and devote substantial management time as a result of operating as a public company.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. Compliance with these requirements increase our legal and financial compliance costs and make some activities more time consuming and costly. In addition, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We are in the process of hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.

Operating as a public company makes it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.
We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class B common stock less attractive to investors.
We are an emerging growth company, as defined under the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class B common stock less attractive because we will rely on these exemptions. If some investors find our Class B common stock less attractive as a result, there may be a less active trading market for our Class B common stock and our stock price may be more volatile.
We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our Class B common stock that is held by non-affiliates exceeds $700 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) December 31, 2019.
We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.
Our primary tax jurisdiction is the United States. All of our tax years are open to examination by U.S. federal and state tax authorities due to the Company’s history of tax losses. We have provided a full valuation allowance for our deferred tax assets due to the uncertainty surrounding the future realization of such assets. Therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets. The net operating loss could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability.
We may be subject to liabilities with respect to sales and use, value added and similar taxes, which could adversely affect our results of operations.
We are typically held responsible by taxing authorities for the collection and payment of any applicable sales and use, value added and similar taxes on the subscriptions and services that we sell. Prior to 2014, we did not collect or remit U.S. state taxes on the charges to our customers for our subscriptions or services. We have begun to collect sales tax relating to subscription and services fees. Historically, we have recorded a contingent sales tax liability for sales including estimated penalties and interest. If our ultimate liability exceeds such amount, it could result in charges to our earnings. Each state has different rules and regulations governing sales and use, value added and similar taxes, and these rules and regulations are subject to varying interpretations that change over time. Certain jurisdictions in which we did not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest, or future requirements may adversely affect our results of operations. Moreover, imposition of such taxes on us going forward will effectively increase the cost of our applications and services to our customers and might adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.
Economic uncertainties or downturns in the general economy or the industries in which our customers operate could disproportionately affect the demand for our offering and negatively impact our results of operations.

General worldwide economic conditions have experienced a significant downturn, and market volatility and uncertainty remain widespread, making it extremely difficult for our customers and us to accurately forecast and plan future business activities. In addition, these conditions could cause our customers or prospective customers to decrease headcount, benefits or human resources budgets, which could decrease corporate spending on our applications and services, resulting in delayed and lengthened sales cycles, a decrease in new customer acquisition and loss of customers. Furthermore, during challenging economic times, our customers may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions might impair the ability of our customers to pay for the applications and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts relating to the size and expected growth of the enterprise health care cloud market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.
Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our results of operations and financial condition.
Our offices may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, our headquarters are located in the San Francisco Bay Area, a region known for seismic activity. Any disruptions in our operations related to the repair or replacement of our office, could negatively impact our business and results of operations and harm our reputation. In addition, we may not carry business insurance sufficient to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, results of operations and financial condition. In addition, the facilities of significant customers, health plans or major strategic partners may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.
Risks Related to Ownership of Our Class B Common Stock
The stock price of our Class B common stock may be volatile or may decline regardless of our operating performance.
The market price of our Class B common stock may fluctuate significantly. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors, many of which are beyond our control, that could cause fluctuations in the market price of our Class B common stock include the following:

•	overall performance of the equity markets;

•	our operating performance and the performance of other similar companies;

•	changes in the estimates of our operating results that we provide to the public or our failure to meet these projections;

•
failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors or changes in recommendations by securities analysts that elect to follow our Class B common stock;

•	sales of shares of our Class B common stock by us or our stockholders, including upon expiration of market standoff or contractual lock-up agreements;

•	announcements of technological innovations, new applications or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	disruptions in our services due to computer hardware, software or network problems;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business; and

•	the size of our market float.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.
Substantial blocks of our total outstanding shares may be sold into the market when lock-up or market standoff periods end. If there are substantial sales of shares of our Class B common stock, the price of our Class B common stock could decline.
The price of our Class B common stock could decline if there are substantial sales of our Class B common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our Class B common stock available for sale. All of the shares of Class B common stock sold in our initial public offering will be available for sale in the public market. Any shares of Class B common stock that were outstanding as of the date of our initial public offering are currently restricted from resale as a result of market standoff and “lock-up” agreements. These shares will become available to be sold on September 10, 2014. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.
Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or our stockholders. All of the shares held by these holders are subject to market standoff or lock-up agreements restricting their sale until September 10, 2014. Following the expiration of the foregoing market standoff and lock-up agreements, these shares may be sold freely in the public market upon issuance. Goldman, Sachs & Co. and Morgan Stanley & Co. LLC may, at their discretion, permit our stockholders to sell shares prior to the expiration of the restrictive provisions contained in the lock-up agreements.
We also registered shares of Class B common stock that we have issued and may issue under our employee equity incentive and employee stock purchase plans. These shares may be sold freely in the public market upon issuance, subject to existing market standoff or lock-up agreements.
The market price of the shares of our Class B common stock could decline as a result of the sale of a substantial number of our shares of Class B common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.
The dual class structure of our common stock will have the effect of concentrating voting control with our executive officers (including our Chief Executive Officer) and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.
Each share of Class A common stock and each share of Class B common stock has one vote per share, except on the following matters (in which each share of Class A common stock has ten votes per share and each share of Class B common stock has one vote per share):

•	adoption of a merger or consolidation agreement involving our company;

•	a sale, lease or exchange of all or substantially all of our property and assets;

•	a dissolution or liquidation of our company; or

•
every matter, if and when any individual, entity or “group” (as such term is used in Regulation 13D of the Exchange Act) has, or has publicly disclosed (through a press release or a filing with the SEC) an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined.

Because of our dual class common stock structure, the holders of our Class A common stock, who consist of our founders, directors, executives, employees and current holders of our convertible preferred stock (and their affiliates), will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. The holders of our Class A common stock, including our executive officers and directors and their affiliates, own 85.7% and the holders of our Class B common stock own 14.3% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 98.4% and holders of our Class B common stock have 1.6% of the total votes in each of the matters identified in the list above. This concentrated control by our Class A common stockholders will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Transfers by holders of Class A common stock will generally result in those shares converting to Class B common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class A common stock to Class B common stock will have the effect, over time, of increasing the relative voting power of those holders of Class A common stock who retain their shares in the long term. If, for example, our executive officers (including our Chief Executive Officer), directors and their affiliates retain a significant portion of their holdings of Class A common stock for an extended period of time, they could continue to control a majority of the combined voting power of our Class A common stock and Class B common stock with respect to each of the matters identified in the list above.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our Class B common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our Class B common stock or publish inaccurate or unfavorable research about our business, our Class B common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class B common stock could decrease, which might cause our Class B common stock price and trading volume to decline.
We do not intend to pay dividends for the foreseeable future.
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their Class B common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
Anti-takeover provisions under Delaware law and in our restated certificate of incorporation and restated bylaws could make a merger, tender offer, or proxy contest difficult, limit attempts by our stockholders to replace or remove members of our board of directors or current management and depress the trading price of our Class B common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders.

In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company or changes in our board of directors or management more difficult, including the following:

•
our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause, which may delay the replacement of a majority of our board of directors or impede an acquirer from rapidly replacing our existing directors with its own slate of directors;

•
subject to the rights of the holders of any series of preferred stock to elect directors under specified circumstances, only our board of directors has the right to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•
our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock are not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings, which special meetings may only be called by the chairman of our board, our chief executive officer, our president, or a majority of our board of directors;

•	certain litigation against us can only be brought in Delaware;

•
our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, by our board of directors without the approval of the holders of Class B common stock, which makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us;

•
advance notice procedures and additional disclosure requirements apply for stockholders to nominate candidates for election as directors or to bring matters before a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;

•	our restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	amendment of the anti-takeover provisions of our restated certificate of incorporation require supermajority approval by holders of at least two-thirds of our outstanding common stock; and
in certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. The holders of our Class A common stock own 85.7% and the holders of our Class B common stock own 14.3% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 98.4% and holders of our Class B common stock have 1.6% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A common stock and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have 85.7% and holders of our Class B common stock have 14.3% of the total votes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sale of Unregistered Sales of Equity Securities
From January 1, 2014 through March 14, 2014 (the date of the filing of our registration statement on Form S-8), we granted stock options to purchase 1,441,000 shares of our Class A common stock at a weighted-average exercise price of $7.20 per share under our 2008 Stock Incentive Plan and stock options to purchase 1,788,000 shares of our Class B common stock at a weighted-average exercise price of $16.00 per share to our employees and members of our Board of Directors under our 2014 Equity Incentive Plan. During such period, we issued and sold an aggregate of 1,232,212 shares of our Class A common stock to employees and former employees at a weighted-average exercise price of $1.23 per share pursuant to exercises of options granted under our 2008 Stock Incentive Plan.

On February 18, 2014, pursuant to our 2008 Stock Incentive Plan, we issued to our employees an aggregate of 89,943 shares of our Class A common stock upon sale of restricted Class A common stock with a purchase price per share of $6.76 and we issued to an employee 12,786 shares of our Class A common stock upon sale of restricted Class A common stock with a purchase price per share of $7.93.
The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and instruments issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.

(b)	Use of Proceeds from Public Offering of Common Stock
On March 19, 2014, we closed our initial public offering (IPO), in which we sold 12.8 million shares of Class B common stock at a price to the public of $16.00 per share. The aggregate offering price for shares sold in the offering was approximately $204.2 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-193840), which was declared effective by the SEC on March 13, 2014. The offering commenced March 13, 2014 and did not terminate before all of the securities registered in the registration statement were sold. Goldman, Sachs & Co. and Morgan Stanley & Co. LLC acted as joint book running managers for the offering, and Allen & Company LLC, Stifel, Nicolaus & Company, Incorporated, Canaccord Genuity Inc., and Raymond James & Associates, Inc. acted as co-managers of the offering. We raised approximately $185.6 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $14.3 million and other offering expenses of approximately $4.3 million.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 14, 2014 pursuant to Rule 424(b). No direct or indirect payments were made by us to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we have invested the net proceeds in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

(c)	Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities

None
Item 4. Mine Safety Disclosures

None
Item 5. Other Information

None

Item 6. Exhibits and Financial Statement Schedules.
(a) Exhibits.
The Exhibits listed below are filed as part of this Form 10-Q

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filed Herewith

3.1	Restated Certificate of Incorporation, as currently in effect.				X

3.2	Restated Bylaws, as currently in effect.				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS††	XBRL Instance Document				X

101.SCH††	XBRL Taxonomy Schema Linkbase Document				X

101.CAL††	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF††	XBRL Taxonomy Definition Linkbase Document				X

101.LAB††	XBRL Taxonomy Labels Linkbase Document				X

101.PRE††	XBRL Taxonomy Presentation Linkbase Document				X
_______________________

*
The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

††
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CASTLIGHT HEALTH, INC.
Date: May 12, 2014	By:	/s/ John C. Doyle
John C. Doyle
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filed Herewith

3.1	Restated Certificate of Incorporation, as currently in effect.				X

3.2	Restated Bylaws, as currently in effect.				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS††	XBRL Instance Document				X

101.SCH††	XBRL Taxonomy Schema Linkbase Document				X

101.CAL††	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF††	XBRL Taxonomy Definition Linkbase Document				X

101.LAB††	XBRL Taxonomy Labels Linkbase Document				X

101.PRE††	XBRL Taxonomy Presentation Linkbase Document				X
_______________________

*
The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

††
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.