Form 10-Q
period 2014-06-30
CASTLIGHT HEALTH, INC.
filed 2014-08-11
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ x ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No [x]

As of August 4, 2014, there were 76,908,835 shares of the Registrant’s Class A common stock outstanding and 12,765,000 shares of the Registrant’s Class B common stock outstanding.

______________________________________

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,268	$25,154
Marketable securities	124,560	42,017
Accounts receivable, net	10,392	5,065
Deferred commissions	2,946	3,648
Prepaid expenses and other current assets	3,010	1,583
Total current assets	176,176	77,467
Property and equipment, net	3,164	2,631
Marketable securities, noncurrent	58,095	—
Restricted cash, noncurrent	—	101
Deferred commissions, noncurrent	1,648	1,821
Other assets	380	1,497
Total assets	$239,463	$83,517
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,928	$2,536
Accrued expenses and other current liabilities	3,937	4,998
Accrued compensation	6,984	8,064
Deferred revenue	13,970	6,925
Total current liabilities	27,819	22,523
Deferred revenue, noncurrent	5,780	4,548
Other liabilities, noncurrent	317	373
Total liabilities	33,916	27,444
Commitments and contingencies
Convertible preferred stock	—	180,423
Stockholders’ equity (deficit):
Class A common stock	8	1
Class B common stock	1	—
Additional paid-in capital	382,870	6,885
Accumulated other comprehensive loss	(40)	—
Accumulated deficit	(177,292)	(131,236)
Total stockholders’ equity (deficit)	205,547	(124,350)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$239,463	$83,517
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Subscription	$9,576	$2,088	$17,039	$3,827
Professional services	957	237	1,870	405
Total revenue	10,533	2,325	18,909	4,232
Cost of revenue:
Cost of subscription (1)	2,915	1,460	5,627	2,664
Cost of professional services (1)	4,502	2,373	8,373	4,426
Total cost of revenue	7,417	3,833	14,000	7,090
Gross profit (loss)	3,116	(1,508)	4,909	(2,858)
Operating expenses:
Sales and marketing (1)	14,947	7,108	31,507	12,873
Research and development (1)	5,476	3,616	11,003	6,524
General and administrative (1)	4,519	1,981	8,529	3,441
Total operating expenses	24,942	12,705	51,039	22,838
Operating loss	(21,826)	(14,213)	(46,130)	(25,696)
Other income, net	50	40	73	90
Net loss	$(21,776)	$(14,173)	$(46,057)	$(25,606)
Net loss per share, basic and diluted	$(0.24)	$(1.47)	$(0.86)	$(2.71)
Weighted-average shares used to compute basic and diluted net loss per share	89,520	9,619	53,284	9,438
_______________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue:
Cost of subscription	$35	$—	$39	$1
Cost of professional services	280	23	420	52
Sales and marketing	1,152	225	2,326	408
Research and development	493	61	914	110
General and administrative	980	156	1,794	272

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(21,776)	$(14,173)	$(46,057)	$(25,606)
Other comprehensive loss:
Net change in unrealized loss on available-for-sale marketable securities	(41)	(29)	(40)	(35)
Reclassification adjustments for net realized gains (loss) on available-for-sale marketable securities	—	—	—	—
Other comprehensive loss	(41)	(29)	(40)	(35)
Comprehensive loss	$(21,817)	$(14,202)	$(46,097)	$(25,641)
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(46,057)	$(25,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	604	213
Stock-based compensation	5,493	843
Amortization of deferred commissions	2,244	325
Accretion and amortization of marketable securities	497	421
Expense related to warrant	2,499	—
Changes in operating assets and liabilities:
Accounts receivable	(5,327)	(1,387)
Deferred commissions	(1,369)	(1,267)
Prepaid expenses and other assets	(1,677)	(535)
Accounts payable	384	279
Accrued expenses and other liabilities	(1,203)	1,109
Deferred revenue	8,277	3,446
Net cash used in operating activities	(35,635)	(22,159)
Investing activities:
Restricted Cash	101	—
Purchase of property and equipment	(967)	(1,118)
Purchase of marketable securities	(162,175)	(16,480)
Sale of marketable securities	13,000	5,000
Maturities of marketable securities	8,000	44,075
Net cash (used in) provided by investing activities	(142,041)	31,477
Financing activities:
Proceeds from the exercise of stock options	1,628	200
Net proceeds from initial public offering	186,162	—
Net cash provided by financing activities	187,790	200

Net increase in cash and cash equivalents	10,114	9,518
Cash and cash equivalents at beginning of period	25,154	42,534
Cash and cash equivalents at end of period	$35,268	$52,052

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
The condensed consolidated balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date. The following information should be read in conjunction with the audited consolidated financial statements and notes included in Castlight’s prospectus dated March 13, 2014 and filed with the Securities and Exchange Commission (“SEC") pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on March 14, 2014. There have been no changes to our significant accounting policies described in the prospectus that have had a material impact on our condensed consolidated financial statements and related notes.
On December 30, 2013, our board of directors and stockholders authorized a one-for-one exchange of all outstanding Class B common stock to Class A common stock. All share, per share and related information presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the impact of this exchange.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for our services and certain assumptions used in the valuation of our

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

common stock prior to the IPO and in equity awards. Actual results could differ from those estimates, and such differences could be material to our consolidated financial position and results of operations.

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
Costs of Revenue
Costs of subscription primarily consist of data fees, employee-related expenses (including salaries, benefits and stock-based compensation) related to hosting costs of our cloud-based service, cost of subcontractors, expenses for service delivery (which includes call center support), allocated overhead, the costs of data center capacity and depreciation of owned computer equipment and software.
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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Marketable Securities
Our marketable securities consist of U.S. agency obligations, U.S. treasury securities and money market funds, with maturities at the time of purchase of greater than three months. Marketable securities with remaining maturities in excess of one year are classified as noncurrent. We classify our marketable securities as available-for-sale at the time of purchase based on our intent and are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net in the condensed consolidated statements of operations.
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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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
Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for us beginning January 1, 2017. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Note 3. Marketable Securities
At June 30, 2014 and December 31, 2013, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2014
U.S. agency obligations	$184,483	$5	$(47)	$184,441
U.S. treasury securities	5,690	2	—	5,692
Money market mutual funds	24,403	—	—	24,403
	214,576	7	(47)	214,536
Included in cash and cash equivalents	31,882	—	(1)	31,881
Included in marketable securities	$124,566	$7	$(13)	$124,560
Included in marketable securities, non current	$58,128	$—	$(33)	$58,095

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013
U.S. agency obligations	$35,996	$6	$(7)	$35,995
U.S. treasury securities	6,020	2	—	6,022
Money market mutual funds	18,082	—	—	18,082
	60,098	8	(7)	60,099
Included in cash and cash equivalents	18,082	—	—	18,082
Included in marketable securities	$42,016	$8	$(7)	$42,017

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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

The fair value of marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from a third-party pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established third party pricing vendors and broker-dealers. There have been no changes in valuation techniques in the periods presented. We have no financial assets or liabilities measured using Level 3 inputs. There were no significant transfers between Levels 1 and 2 assets as of June 30, 2014 and December 31, 2013. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Level 1	Level 2	Total
June 30, 2014
Cash equivalents:
Money market mutual funds	$24,403	$—	$24,403
Marketable securities:
U.S. agency obligations	—	184,441	184,441
U.S. treasury securities	—	5,692	5,692
	$24,403	$190,133	$214,536

	Level 1	Level 2	Total
December 31, 2013
Cash equivalents:
Money market mutual funds	$18,082	$—	$18,082
Marketable securities:
U.S. agency obligations	—	35,995	35,995
U.S. treasury securities	—	6,022	6,022
	$18,082	$42,017	$60,099
Gross unrealized gains and losses for cash equivalents and marketable securities as of June 30, 2014 and December 31, 2013 were not material. We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2014.
There were no realized gains or losses during the three months ended June 30, 2014 and 2013. As of June 30, 2014 those securities with maturities at the time of purchase of greater than one year are reflected in the noncurrent portion of our condensed consolidated balance sheets. All of our marketable securities at December 31, 2013 mature within one year. Marketable securities on the balance sheets consist of securities with original or

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents.

Note 5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of
	June 30, 2014	December 31, 2013
Leasehold improvements	$928	$924
Computer equipment	2,513	2,024
Software	818	263
Furniture and equipment	303	257
Total	4,562	3,468
Accumulated depreciation	(1,398)	(837)
Property and equipment, net	$3,164	$2,631
Depreciation expense for the three months ended June 30, 2014 and 2013, was $0.3 million, and $0.1 million, respectively, and $0.6 million and $0.2 million for the six months ended June 30, 2014 and June 30, 2013, respectively. Depreciation is recorded on a straight-line basis.
Note 6. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of
	June 30, 2014	December 31, 2013
Subscription	$9,474	$3,810
Professional services—implementation	2,371	1,835
Professional services—communications	2,125	1,280
Total current	13,970	6,925
Subscription	2,650	1,489
Professional services—implementation	3,041	2,443
Professional services—communications	89	616
Total noncurrent	5,780	4,548
Total	$19,750	$11,473

Note 7. Commitments and Contingencies
Leases and Contractual Obligations
We lease office space under noncancelable operating leases in San Francisco, California, and Charleston, South Carolina. Contractual obligations relate to our service agreements for our data centers in Colorado and Arizona and other third party service providers.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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
Note 8. Stockholders’ Equity (Deficit)
Initial Public Offering
On March 19, 2014, we completed our IPO, in which we sold 12.8 million shares of Class B common stock at a price to the public of $16.00 per share. Upon the consummation of the IPO, all outstanding shares of convertible preferred stock were converted into shares of Class A common stock as follows:

	As of June 30, 2014		As of December 31, 2013
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference
Convertible Preferred Stock:
Series A	—	—	8,000,000	8,000,000	$1,000,000
Series A-1	—	—	10,000,000	10,000,000	3,000,000
Series B	—	—	15,315,314	15,315,314	17,000,000
Series C	—	—	14,594,598	14,594,598	60,000,000
Series D	—	—	16,565,750	16,565,721	100,000,000
Total	—	—	64,475,662	64,475,633	181,000,000
Stockholders' equity:
Preferred stock	10,000,000	—	—	—	—
Class A common stock	200,000,000	76,809,105	95,000,000	10,994,074	—
Class B common stock	800,000,000	12,765,000	95,000,000	—	—
Total	1,010,000,000	89,574,105	254,475,662	75,469,707	$181,000,000
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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Stock Options Activity

A summary of stock option activity for the six months ended June 30, 2014 is as follows (in thousands, except share and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2013	16,455,404	$1.22	$91,192
Stock option grants	3,668,729	$12.29
Stock options exercised	(1,339,398)	$1.22
Stock options canceled	(876,524)	$1.74
Balance at June 30, 2014	17,908,211	$3.46	$210,214
The total grant-date fair value of stock options granted during the six months ended June 30, 2014 and 2013 was $28.4 million and $1.6 million, respectively.
Stock-Based Compensation to Employees
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Six Months Ended June 30,
	2014	2013
Volatility	60%	60%
Expected life (in years)	5.0-6.2	5.0-6.5
Risk-free interest rate	1.53%-1.99%	0.7%-1.25%
Dividend yield	—%	—%
Weighted-average fair value of underlying common stock	$13.38	$1.17
As of June 30, 2014, we had $29.7 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.28 years.
Warrants
On December 11, 2013, we issued a warrant to purchase an aggregate of 175,000 shares of Class A common stock at an exercise price of $5.00 per share to a third-party service provider. The warrant provides for an early exercise right and has a 10 year term. As of June 30, 2014 seventy percent of the warrants were vested and the remaining thirty percent will vest on December 31, 2014. Expense for the warrants is calculated using the Black-Scholes-Merton option-pricing model and is recorded over the service performance period, which is the same as the vesting period. For the six months ended June 30, 2014, we recorded $2.5 million in expense associated with this warrant. The expense for the three months ended June 30, 2014 was immaterial.
Note 9. Income Taxes

The effective tax rate for the three and six months ended June 30, 2014 and 2013 was zero percent, primarily as a result of the estimated tax loss for the year.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

There were no material changes to the unrecognized tax benefits in the three and six months ended June 30, 2014, and we do not anticipate the unrecognized tax benefits will significantly increase or decrease in the next 12 months. At June 30, 2014, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect our tax rate.
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
When shares of both Class A and Class B common stock are outstanding, net loss is allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the net loss is allocated on a proportionate basis. As of June 30, 2013, only shares of Class A common stock were outstanding and therefore no net loss was allocated.

The following table presents the calculation of basic and diluted net loss per share for our common stock (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014		2013	2014		2013
	Class A	Class B	Class A	Class A	Class B	Class A
Net loss	$(18,671)	$(3,105)	$(14,173)	$(43,850)	$(2,207)	$(25,606)
Weighted-average shares used to compute basic and diluted net loss per share	76,755	12,765	9,619	50,731	2,553	9,438
Basic and diluted net loss per share	$(0.24)	$(0.24)	$(1.47)	$(0.86)	$(0.86)	$(2.71)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Convertible preferred stock	—	64,476	—	64,476
Stock options and restricted common stock	17,908	12,245	17,908	12,245
Warrants	115	—	115	—
	18,023	76,721	18,023	76,721

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

Castlight Health, Castlight, Castlight Medical, Castlight Pharmacy, Castlight Rewards, Castlight Reference-Based Pricing, Castlight Insights, Castlight Controls, Castlight Connect, Castlight Care and Castlight Dental are trademarks and/or registered trademarks of Castlight Health Inc. in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

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
We market and sell our Enterprise Healthcare Cloud offering to self-insured companies in a broad range of industries and governmental entities. As of June 30, 2014, we had 130 signed customers, of which 90 customers have implemented our offering, which we refer to as launched customers. In comparison, we had 106 signed customers, including 48 launched customers, as of December 31, 2013. Our current customers as of June 30, 2014 included 35 Fortune 500 companies and collectively represent millions of eligible employees and their adult dependents. We sell our offering solely in the United States, and we market to our customers and potential customers primarily through our direct sales force.
We generate revenue from sales of subscriptions, including support, and professional services primarily related to the implementation of our offering, including extensive communications support to drive adoption by our customer’s employees and their families. Historically, we have derived a substantial majority of our subscription revenue from Castlight Medical. Our subscription fees are based on the number of employees and adult dependents that employers identify as eligible to use our offering, which typically includes all of our customers’ U.S. employees and adult dependents that receive health benefits. Our agreements with customers generally have terms of three years. As of June 30, 2014 and 2013, our agreements with customers had a weighted-average contract term of approximately 33.9 months and 34.2 months, respectively.

Our costs to implement our offering mainly include personnel-related costs for deployment of our applications that are expensed as incurred. However, the related revenue is deferred until our applications are ready for use by the customer. Revenue is then recognized ratably over the related contract term. As a result, for a typical customer, we generate negative gross margin during the implementation phase and positive gross margin thereafter. Accordingly, during periods of rapid growth, when the proportion of customers that we are implementing is high relative to the number of launched customers, we incur significant gross losses related to professional services. We expect gross margin to be positive and improve over time as the number of our launched customers grows in relation to the number of customers in the implementation phase.
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
Annual Net Dollar Retention Rate.    We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Because we typically enter into long-term contracts with our customers, only a small percentage of our customer agreements have reached the end of their original terms and, as a result, we have not observed a large enough sample of renewals to derive meaningful conclusions. Based on our limited experience, we observed an annual net dollar retention rate of 109% for the year ended December 31, 2013. We calculate annual net dollar retention rate for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. We calculate annualized subscription contract value for each customer as the expected monthly recurring revenue of our customers multiplied by 12.
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
Seasonality.    A significantly higher proportion of our customers enter into new subscription agreements with us or renew previous agreements in the third and fourth quarters of the year compared to the first and second quarters. This seasonality is related to the employee benefits cycle, as customers typically want to make our applications available at the beginning of a new benefits year, which generally occurs in the first quarter. This seasonality is not immediately apparent in our revenue because we do not begin recognizing revenue from new customer agreements until we have implemented our offering, which generally occurs three to twelve months after entering into those agreements. Therefore, revenue recognized in any quarter is primarily from customer agreements entered into in prior quarters. In addition, the mix of customers paying monthly, quarterly, or annually varies from quarter to quarter and impacts our deferred revenue balance. As a result of variability in our billing and implementation timelines, the deferred revenue balance does not represent the total value of our customer contracts, nor do changes in deferred revenue serve as a reliable indicator of our future subscription revenue.
Components of Results of Operations
Revenue
We generate revenue from subscription fees from customers for access to selected applications in the Castlight Enterprise Healthcare Cloud including basic customer service support. We also earn revenue from professional services primarily related to the implementation of our offering, including extensive communications support to drive adoption by our customer’s employees and their families.
We recognize subscription fees on a straight-line basis ratably over the contract term beginning when our applications are implemented and ready for launch, which is generally within three to twelve months of contract signing. Our customer agreements generally have a term of three years. We generally invoice our customers in advance on a monthly, quarterly or annual basis. Amounts that have been invoiced are initially recorded as deferred revenue. Amounts that have not been invoiced are not reflected in our condensed consolidated financial statements. We generally invoice our implementation services upon contract signing on a fixed-fee basis, which is generally when we commence work.
As a result of variability in our billing terms, the deferred revenue balance does not represent the total value of our customer contracts, nor do changes in deferred revenue serve as a reliable indicator of our future subscription revenue in a given period. The weighted average billing term for customers that we billed in the second quarter of 2014 was 4.9 months compared with 6.2 months for customers that we billed in the first quarter of 2014. The cumulative weighted average billing term for all customers signed as of June 30, 2014 was 5.3 months.
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
Sales and Marketing.    Sales and marketing expenses consist primarily of employee-related expenses (including salaries, sales commissions and bonuses, benefits and stock-based compensation), travel-related expenses and marketing programs. Commissions earned by our sales force that can be associated specifically with the noncancelable portion of a subscription contract are deferred and amortized over the noncancelable period. Accordingly, commissions expense can be materially impacted by changes in the termination provisions of customer contracts that we execute in a given period compared with previous periods.

Research and Development.    Research and development expenses consist primarily of employee-related expenses (including salaries, sales commissions and bonuses, benefits and stock-based compensation) and costs associated with subcontractors.
General and Administrative.    General and administrative expenses consist primarily of employee-related expenses (including salaries and bonuses, benefits and stock-based compensation) for finance and accounting, legal, human resources and management information systems personnel, legal costs, professional fees and other corporate expenses.
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(percentages of revenue)
Revenue:
Subscription	91%	90%	90%	90%
Professional services	9%	10%	10%	10%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	27%	63%	30%	63%
Cost of professional services	43%	102%	44%	105%
Total cost of revenue	70%	165%	74%	168%
Gross margin (loss) percentage	30%	(65)%	26%	(68)%
Operating expenses:
Sales and marketing	142%	306%	167%	304%
Research and development	52%	156%	58%	154%
General and administrative	43%	85%	45%	81%
Total operating expenses	237%	547%	270%	539%
Operating loss	(207)%	(612)%	(244)%	(607)%
Other income, net	—%	2%	—%	2%
Net loss	(207)%	(610)%	(244)%	(605)%

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	% Change	$ Change	2014	2013	% Change	$ Change
	(dollars in thousands)
Revenue:
Subscription	$9,576	$2,088	359%	$7,488	$17,039	$3,827	345%	$13,212
Professional services	957	237	304%	720	1,870	405	362%	1,465
Total revenue	$10,533	$2,325	353%	$8,208	$18,909	$4,232	347%	$14,677
Total revenue was $10.5 million for the three months ended June 30, 2014, compared to $2.3 million for the three months ended June 30, 2013, an increase of $8.2 million, or 353%.
Subscription revenue was $9.6 million, or 91% of our total revenue, for the three months ended June 30, 2014, compared to $2.1 million, or 90% of our total revenue, for the three months ended June 30, 2013. Professional services revenue was $1.0 million, or 9% of total revenue, for the three months ended June 30, 2014, compared to $0.2 million, or 10% of total revenue, for the three months ended June 30, 2013. Seventy-five percent of the increase in total revenue during the three months ended June 30, 2014 compared with the corresponding period in 2013 was driven by revenue from customers launched during the twelve months ended March 31, 2014. New customers launched during the three months ended June 30, 2014 contributed to five percent of the increase in total revenues during the period.
Total revenue was $18.9 million for the six months ended June 30, 2014, compared to $4.2 million for the six months ended June 30, 2013, an increase of $14.7 million, or 347%.
Subscription revenue was $17.0 million, or 90% of our total revenue, for the six months ended June 30, 2014, compared to $3.8 million, or 90% of our total revenue, for the six months ended June 30, 2013. Professional services revenue was 1.9 million, or 10% of total revenue, for the six months ended June 30, 2014, compared to $0.4 million, or 10% of total revenue, for the six months ended June 30, 2013. Forty-four percent of the increase in total revenue during the six months ended June 30, 2014 compared with the corresponding period in 2013 was driven by revenue from customers launched during the twelve months ended December 31, 2013. New customers launched during the six months ended June 30, 2014 contributed to thirty-eight percent of the increase in total revenues during the period.

Costs and Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	% Change	$ Change	2014	2013	% Change	$ Change
	(dollars in thousands)
Cost of revenue:
Subscription	$2,915	$1,460	100%	$1,455	$5,627	$2,664	111%	$2,963
Professional services	4,502	2,373	90%	2,129	8,373	4,426	89%	3,947
Total cost of revenue	$7,417	$3,833	94%	$3,584	$14,000	$7,090	97%	$6,910
Gross margin (loss) percentage
Subscription	69.6%	30.1%			67.0%	30.4%
Professional services	(370)%	(901)%			(348)%	(993)%
Total gross margin (loss) percentage	30.0%	(65.0)%			26.0%	(68)%
Gross profit (loss)	$3,116	$(1,508)	(307)%	$4,624	$4,909	$(2,858)	(272)%	$7,767
Cost of revenue was $7.4 million and $14.0 million for the three and six months ended June 30, 2014, respectively compared to $3.8 million and $7.1 million for the three and six months ended June 30, 2013, respectively, an increase of $3.6 million and $6.9 million, respectively. The increase in costs for the three months period was attributable to an increase of $1.5 million in the cost of subscription revenue and an increase of $2.1 million in the cost of professional services. The increase in costs for the six months period was attributable to an increase of $3.0 million in the cost of subscription revenue and an increase of $3.9 million in the cost of professional services.
Overall gross margin blends the effects of the gross margins derived from subscription revenues and the gross losses generated from professional services. Gross margin for the three and six months ended June 30, 2014 improved from a gross loss in the the three and six months ended June 30, 2013, primarily as the cost of subscription revenue as a percentage of total revenue continues to decrease over time, as a number of the associated costs, such as costs associated with data acquisition, include fixed elements. Furthermore, improvements in overall gross margin are attributable to the continued growth in the number of launched customers in relation to customers in the implementation phase.
Cost of subscription revenue was $2.9 million and $5.6 million for the three and six months ended June 30, 2014, respectively, compared to $1.5 million and $2.7 million for the three and six months ended June 30, 2013, respectively. The $1.5 million increase in costs, for the three months period was primarily due to an increase of $0.8 million in data and content fees and hosting costs, and an increase of $0.4 million in customer support. The $3.0 million increase in costs, for the six months period was primarily due to an increase of $1.7 million in data and content fees and hosting costs, a $0.6 million increase in third party services fees, and an increase of $0.4 million in customer support as we continue to support our growing customer base
Cost of professional services was $4.5 million and $8.4 million for the three and six months ended June 30, 2014, respectively compared to $2.4 million and $4.4 million for the three and six months ended June 30, 2013, respectively an increase of $2.1 million and $3.9 million, respectively . The $2.1 million increase in costs, for the three months period was primarily due to an increase of $0.9 million in employee-related expenses and $0.7 million increase in third-party services fees. The $3.9 million increase in costs, for the six months period was primarily due to a $1.4 million increase in employee-related expenses, as we continue to hire talent and invest in our strategic growth objectives. In addition, third-party service fees also increased by $1.6 million as we had a higher number of implementations, compared to the prior year.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	% Change	$ Change	2014	2013	% Change	$ Change
	(dollars in thousands)
Sales and marketing	$14,947	$7,108	110%	$7,839	$31,507	$12,873	145%	$18,634
Sales and marketing expenses were $14.9 million for the three months ended June 30, 2014, compared to $7.1 million for the three months ended June 30, 2013, an increase of $7.8 million. This increase was primarily due to an increase of $5.3 million in employee-related expenses as we continue to expand our sales force to address new opportunities and grow our customer base and an increase of $2.1 million in marketing expenses, primarily due to the Castlight Enterprise Healthcare Cloud Summit, held in the second quarter of 2014.
Sales and marketing expenses were $31.5 million for the six months ended June 30, 2014, compared to $12.9 million for the six months ended June 30, 2013, an increase of $18.6 million. This increase was primarily due to an increase of $11.5 million in employee-related expense as we continue to expand our sales force to address new opportunities and grow our customer base. The increase was also driven by an increase of $3.3 million in marketing expenses, primarily attributable to the Castlight Enterprise Healthcare Cloud Summit and product branding efforts in the first half of 2014 and an increase of $0.8 million in travel and entertainment expenses. In addition, the increase was also driven by $2.5 million in expense associated with warrants granted in December 2013 to a third-party service provider.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	% Change	$ Change	2014	2013	% Change	$ Change
	(dollars in thousands)
Research and development	$5,476	$3,616	51%	$1,860	$11,003	$6,524	69%	$4,479
Research and development expenses were $5.5 million for the three months ended June 30, 2014, compared to $3.6 million for the three months ended June 30, 2013, an increase of $1.9 million. This increase was primarily due to an increase of $1.6 million in employee-related expenses as we continue to hire engineering talent to drive innovation and new products.
Research and development expenses were $11.0 million for the six months ended June 30, 2014, compared to $6.5 million for the six months ended June 30, 2013, an increase of $4.5 million. This increase was primarily due to an increase of $3.4 million in employee-related expenses as we continue to hire engineering talent to drive innovation and new products and an increase of $0.6 million from the use of sub-contractors to assist in our development efforts.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	% Change	$ Change	2014	2013	% Change	$ Change
	(dollars in thousands)
General and administrative	$4,519	$1,981	128%	$2,538	$8,529	$3,441	148%	$5,088
General and administrative expenses were $4.5 million for the three months ended June 30, 2014, compared to $2.0 million for the three months ended June 30, 2013, an increase of $2.5 million. This increase was primarily due to an increase of $1.7 million in employee-related expenses associated with an increase in personnel and increased professional fees of $0.3 million for accounting and legal services to support the growth of our business.
General and administrative expenses were $8.5 million for the six months ended June 30, 2014, compared to $3.4 million for the six months ended June 30, 2013, an increase of $5.1 million. This increase was primarily due to an increase of $3.7 million in employee-related expenses associated with an increase in personnel and increased professional fees of $0.8 million for accounting and legal services to support the growth of our business.
Liquidity and Capital Resources

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(35,635)	$(22,159)
Net cash (used in) provided by investing activities	(142,041)	31,477
Net cash provided by financing activities	187,790	200
Net increase in cash and cash equivalents	$10,114	$9,518
As of June 30, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $217.9 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
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
Operating Activities
For the six months ended June 30, 2014, cash used in operating activities was $35.6 million. The negative cash flows resulted primarily from our net loss of $46.1 million, adjusted for $11.3 million in non-cash expenses that primarily included stock-based compensation of $5.5 million, warrant expense of $2.5 million and amortization of deferred commissions of $2.2 million. Working capital uses of cash included an increase in accounts receivable of $5.3 million in part related to the timing of billings and collection. These increases were offset by an increase in deferred revenue of $8.3 million, as a result of contracts signed in the period with associated upfront fees.
For the six months ended June 30, 2013, cash used in operating activities was $22.2 million. The negative cash flows resulted primarily from our net loss of $25.6 million, adjusted for $1.8 million in non-cash expenses that primarily included stock-based compensation of $0.8 million. Working capital uses of cash included an increase in accounts receivable of $1.4 million in part related to the timing of billings and collection. These increases were offset by an increase in deferred revenue of $3.4 million, as a result of contracts signed in the period with associated upfront fees.

Investing Activities
Cash (used in) or provided by investing activities for the six months ended June 30, 2014, and June 30, 2013 was $(142.0) million, and $31.5 million, respectively. This was primarily the result of the timing of purchases, sales and maturities of marketable securities, net of $(141.2) million, and $32.6 million, respectively.
Financing Activities
For the six months ended June 30, 2014, financing activities provided $187.8 million, primarily due to the proceeds from our initial public offering of Class B common stock. For the six months ended June 30, 2013, cash provided by financing activities was immaterial.
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
Critical Accounting Policies and Estimates

During the six months ended June 30, 2014, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in our prospectus dated March 13, 2014 and filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on March 14, 2014.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $217.9 million at June 30, 2014 and $67.2 million as of December 31, 2013. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our marketable securities as “available for sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.
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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $35.0 million during the year ended December 31, 2012, $62.2 million during the year ended December 31, 2013 and $46.1 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $177.3 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business and acquire customers and develop our platform and new applications. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new applications and services could prevent us from attaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.
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
We have experienced rapid growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 226 full-time employees at June 30, 2013 to 339 full-time employees at June 30, 2014. We have increased the size of our customer base to 130 customers at June 30, 2014 and our revenue has increased from $4.2 million for the six months ended June 30, 2013 to $10.5 million for the six months ended June 30, 2014. We anticipate that we will continue to rapidly expand our operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters are located in the San Francisco Bay Area.
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
To date we have derived a substantial majority of our revenue from sales of our Castlight Medical application, and our longer-term operating results and continued growth will depend on our ability to successfully develop and sell new applications and services that our customers want and are willing to purchase. In addition to our Castlight Medical application, we have recently introduced a number of new applications, such as our Castlight Pharmacy, Castlight Rewards,Castlight Reference Based Pricing,Castlight Insights,Castlight Controls,Castlight Connect and Castlight Care applications, and we expect to make Castlight Dental, available later this year, but it is uncertain whether these applications and services will result in significant revenue or comprise a significant portion of our total revenue. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing offering and introduce new high quality applications and services. If existing customers are not willing to make additional payments for such new applications, or if new customers do not value such new applications, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively brought to market.

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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2014 and 2013, our net cash used in operating activities was $35.6 million and $22.2 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, during the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.
Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we discover additional problems that prevent our proprietary applications from operating properly. We are currently implementing software with respect to a number of new applications and services, including our Castlight Pharmacy, Castlight Rewards,Castlight Reference Based Pricing, Castlight Insights,Castlight Controls,Castlight Connect and Castlight Care applications, and we expect to make Castlight Dental, available later this year. If our offering does not function reliably or fails to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients.
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
We provide our Enterprise Healthcare Cloud through computer hardware that is currently located in third-party data centers. In the second quarter of 2014, we transitioned from our third-party data center in Texas, which was operated by one IT hosting company, to two third-party data centers in Colorado and Arizona, which are operated by a second IT hosting company. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if our data center operator is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-

Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ending December 31, 2015, provide a management report on the internal control over financial reporting. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company”, as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class B common stock could be negatively affected and we could become subject to investigations by the New York Stock Exchange, on which our securities are listed, the SEC or other regulatory authorities, which could require us to obtain additional financial and management resources.
We incur significantly increased costs and devote substantial management time as a result of operating as a public company.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. Compliance with these requirements increases our legal and financial compliance costs and makes some activities more time consuming and costly. In addition, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We are in the process of hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.
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
We will remain an emerging growth company until the earliest of (i) the end of the year in which the market value of our Class B common stock that is held by non-affiliates exceeds $700 million as of June 30, (ii) the end of the year in which we have total annual gross revenue of $1 billion or more during such year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) December 31, 2019.
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

Because of our dual class common stock structure, the holders of our Class A common stock, who consist of our founders, directors, executives, employees and current holders of our convertible preferred stock (and their affiliates), will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. The holders of our Class A common stock, including our executive officers and directors and their affiliates, own 85.9% and the holders of our Class B common stock own 14.1% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 98.4% and holders of our Class B common stock have 1.6% of the total votes in each of the matters identified in the list above. This concentrated control by our Class A common stockholders will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
in certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. The holders of our Class A common stock own 85.9% and the holders of our Class B common stock own 14.1% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 98.4% and holders of our Class B common stock have 1.6% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A common stock and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have 85.9% and holders of our Class B common stock have 14.1% of the total votes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sale of Unregistered Sales of Equity Securities
Not applicable

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

CASTLIGHT HEALTH, INC.
Date: August 11, 2014	By:	/s/ John C. Doyle
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