Form 10-Q
period 2014-09-30
CASTLIGHT HEALTH, INC.
filed 2014-11-12
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

As of November 10, 2014, there were 59,586,244 shares of the Registrant’s Class A common stock outstanding and 30,705,200 shares of the Registrant’s Class B common stock outstanding.

______________________________________

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,231	$25,154
Marketable securities	156,931	42,017
Accounts receivable, net	11,278	5,065
Deferred commissions	3,399	3,648
Prepaid expenses and other current assets	3,344	1,583
Total current assets	200,183	77,467
Property and equipment, net	3,228	2,631
Marketable securities, noncurrent	27,700	—
Restricted cash, noncurrent	—	101
Deferred commissions, noncurrent	2,577	1,821
Other assets	292	1,497
Total assets	$233,980	$83,517
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,708	$2,536
Accrued expenses and other current liabilities	4,826	4,998
Accrued compensation	10,078	8,064
Deferred revenue	18,111	6,925
Total current liabilities	35,723	22,523
Deferred revenue, noncurrent	7,995	4,548
Other liabilities, noncurrent	290	373
Total liabilities	44,008	27,444
Commitments and contingencies
Convertible preferred stock	—	180,423
Stockholders’ equity (deficit):
Class A common stock	6	1
Class B common stock	3	—
Additional paid-in capital	387,443	6,885
Accumulated other comprehensive income	12	—
Accumulated deficit	(197,492)	(131,236)
Total stockholders’ equity (deficit)	189,972	(124,350)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$233,980	$83,517
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Subscription	$11,254	$3,213	$28,293	$7,040
Professional services	955	396	2,825	801
Total revenue	12,209	3,609	31,118	7,841
Cost of revenue:
Cost of subscription (1)	2,596	1,510	8,223	4,174
Cost of professional services (1)	4,559	3,325	12,932	7,751
Total cost of revenue	7,155	4,835	21,155	11,925
Gross profit (loss)	5,054	(1,226)	9,963	(4,084)
Operating expenses:
Sales and marketing (1)	14,760	8,706	46,267	21,579
Research and development (1)	5,630	4,138	16,633	10,662
General and administrative (1)	4,944	2,571	13,473	6,012
Total operating expenses	25,334	15,415	76,373	38,253
Operating loss	(20,280)	(16,641)	(66,410)	(42,337)
Other income, net	81	38	154	128
Net loss	$(20,199)	$(16,603)	$(66,256)	$(42,209)
Net loss per share, basic and diluted	$(0.23)	$(1.63)	$(0.96)	$(4.36)
Weighted-average shares used to compute basic and diluted net loss per share	89,698	10,168	68,960	9,684
_______________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue:
Cost of subscription	$60	$1	$99	$2
Cost of professional services	306	33	726	85
Sales and marketing	2,013	175	4,339	583
Research and development	561	98	1,475	208
General and administrative	1,169	223	2,963	495

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(20,199)	$(16,603)	$(66,256)	$(42,209)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale marketable securities	52	15	12	(20)
Reclassification adjustments for net realized gains (loss) on available-for-sale marketable securities	—	—	—	—
Other comprehensive income (loss)	52	15	12	(20)
Comprehensive loss	$(20,147)	$(16,588)	$(66,244)	$(42,229)
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(66,256)	$(42,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	944	401
Stock-based compensation	9,602	1,373
Amortization of deferred commissions	3,119	741
Accretion and amortization of marketable securities	1,021	585
Expense related to warrant	2,659	—
Changes in operating assets and liabilities:
Accounts receivable	(6,213)	(1,348)
Deferred commissions	(3,626)	(3,301)
Prepaid expenses and other assets	(1,922)	(270)
Accounts payable	193	228
Accrued expenses and other liabilities	2,753	2,947
Deferred revenue	14,633	5,332
Net cash used in operating activities	(43,093)	(35,521)
Investing activities:
Restricted cash	101	—
Purchase of property and equipment	(1,398)	(2,279)
Purchase of marketable securities	(210,388)	(42,288)
Sale of marketable securities	13,000	5,000
Maturities of marketable securities	53,765	58,835
Net cash (used in) provided by investing activities	(144,920)	19,268
Financing activities:
Proceeds from the exercise of stock options	1,928	314
Net proceeds from initial public offering	186,162	—
Net cash provided by financing activities	188,090	314

Net increase (decrease) in cash and cash equivalents	77	(15,939)
Cash and cash equivalents at beginning of period	25,154	42,534
Cash and cash equivalents at end of period	$25,231	$26,595

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (SEC), Regulation S-X. In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations, financial position and cash flows. The condensed consolidated financial statements include the results of Castlight and its wholly owned U.S. subsidiary. The results for the interim periods presented are not necessarily indicative of the results expected for any future period.
The condensed consolidated balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date. The following information should be read in conjunction with the audited consolidated financial statements and notes included in Castlight’s prospectus dated March 13, 2014 and filed with the SEC on March 14, 2014 pursuant to Rule 424(b) under the Securities Act of 1933. There have been no changes to our significant accounting policies described in the prospectus that have had a material impact on our condensed consolidated financial statements and related notes.
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
Our subscription and professional service arrangements do not contain refund provisions for fees earned related to services performed, with the exception of our commitments under service-level agreements, as discussed under "Warranties and Indemnification" below.
Subscription Revenue.    Subscription revenue recognition commences on the date that our cloud-based service is made available to the customer, which is considered the launch date, provided all of the other criteria described above are met. Revenue is recognized based on the terms in our customer contracts, which can provide for (a) a variable periodic fee based upon the actual or contractual number of users that is recognized to revenue or (b) a fixed fee that is recognized to revenue on a straight-line basis over the contractual term of the arrangement.
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
Costs of Revenue
Cost of revenue consists of the cost of subscription revenue and cost of professional services revenue.
Cost of subscription revenue primarily consists of data fees, employee-related expenses (including salaries, benefits and stock-based compensation) related to hosting costs of our cloud-based service, cost of subcontractors, expenses for service delivery (which includes call center support), allocated overhead, the costs of data center capacity and depreciation of owned computer equipment and software.
Cost of professional services revenue consists primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs. The time and costs of our customer implementations vary based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. Our cash and cash equivalents generally consist of investments in money market

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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
Internal-use Software

For our development costs related to our cloud-based service, we capitalize costs incurred during the application development stage. Costs related to preliminary project and post-implementation stages are expensed as incurred. Capitalized software development costs are included as part of property, plant and equipment and are amortized on a straight-line basis over the technology's estimated useful life, which is generally three years. The amortization expense is recorded as a component of cost of subscription revenue.
During the three and nine months ended September 30, 2014, we capitalized software costs totaling $0.2 million. All software development costs incurred in prior periods have been expensed.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with the noncancelable portion of cloud-based subscription service contracts with customers and consist of sales commissions paid to our direct sales force. The commissions are deferred and amortized over the noncancelable terms of the related contracts. The deferred commission amounts are recoverable through the future revenue streams under the noncancelable customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the condensed consolidated statements of operations.
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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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

Our arrangements generally include certain provisions for indemnifying customers against liabilities if there is a breach of a customer’s data or if our service infringes a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the financial statements. We have entered into service-level agreements with certain customers warranting defined levels of performance and response and permitting those customers to receive credits for prepaid amounts related to subscription services in the event that we fail to meet those levels. To date, we have not experienced any significant failures to meet defined levels of performance and response as a result of those agreements.

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

Note 3. Marketable Securities
At September 30, 2014 and December 31, 2013, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2014
U.S. agency obligations	$182,406	$20	$(12)	$182,414
U.S. treasury securities	5,635	4	—	5,639
Money market mutual funds	11,692	—	—	11,692
	199,733	24	(12)	199,745
Included in cash and cash equivalents	15,114	—	—	15,114
Included in marketable securities	$156,920	$20	$(9)	$156,931
Included in marketable securities, noncurrent	$27,699	$4	$(3)	$27,700

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013
U.S. agency obligations	$35,996	$6	$(7)	$35,995
U.S. treasury securities	6,020	2	—	6,022
Money market mutual funds	18,082	—	—	18,082
	60,098	8	(7)	60,099
Included in cash and cash equivalents	18,082	—	—	18,082
Included in marketable securities	$42,016	$8	$(7)	$42,017

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

The fair value of marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from a third-party pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established third party pricing vendors and broker-dealers. There have been no changes in valuation techniques in the periods presented. We have no financial assets or liabilities measured using Level 3 inputs. There were no significant transfers between Levels 1 and 2 assets as of September 30, 2014 and December 31, 2013. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Level 1	Level 2	Total
September 30, 2014
Cash equivalents:
Money market mutual funds	$11,692	$—	$11,692
Marketable securities:
U.S. agency obligations	—	182,414	182,414
U.S. treasury securities	—	5,639	5,639
	$11,692	$188,053	$199,745

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Level 1	Level 2	Total
December 31, 2013
Cash equivalents:
Money market mutual funds	$18,082	$—	$18,082
Marketable securities:
U.S. agency obligations	—	35,995	35,995
U.S. treasury securities	—	6,022	6,022
	$18,082	$42,017	$60,099
Gross unrealized gains and losses for cash equivalents and marketable securities as of September 30, 2014 and December 31, 2013 were not material. We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2014.
There were no realized gains or losses during the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014 those securities with maturities at the time of purchase of greater than one year are reflected in the noncurrent portion of our condensed consolidated balance sheets. All of our marketable securities at December 31, 2013 mature within one year. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents.

Note 5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of
	September 30, 2014	December 31, 2013
Leasehold improvements	$1,043	$924
Computer equipment	2,635	2,024
Software	824	263
Capitalization of internal-use software	162	—
Furniture and equipment	301	257
Total	4,965	3,468
Accumulated depreciation	(1,737)	(837)
Property and equipment, net	$3,228	$2,631
Depreciation expense for the three months ended September 30, 2014 and 2013, was $0.3 million, and $0.2 million, respectively, and for the nine months ended September 30, 2014 and 2013, $0.9 million and $0.4 million, respectively. Depreciation is recorded on a straight-line basis.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 6. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of
	September 30, 2014	December 31, 2013
Subscription	$12,387	$3,810
Professional services—implementation	2,891	1,835
Professional services—communications	2,833	1,280
Total current	18,111	6,925
Subscription	3,379	1,489
Professional services—implementation	4,209	2,443
Professional services—communications	407	616
Total noncurrent	7,995	4,548
Total	$26,106	$11,473

Note 7. Commitments and Contingencies
Leases and Contractual Obligations
We lease office space under noncancelable operating leases in San Francisco, California. Contractual obligations relate to our service agreements for our data centers in Colorado and Arizona and other third party service providers.

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
Note 8. Stockholders’ Equity (Deficit)
Initial Public Offering
On March 19, 2014, we completed our IPO, in which we sold 12.8 million shares of Class B common stock at a price to the public of $16.00 per share. Upon the consummation of the IPO, all outstanding shares of convertible preferred stock were converted into shares of Class A common stock as follows:

	As of September 30, 2014		As of December 31, 2013
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference
Convertible Preferred Stock:
Series A	—	—	8,000,000	8,000,000	$1,000,000
Series A-1	—	—	10,000,000	10,000,000	3,000,000
Series B	—	—	15,315,314	15,315,314	17,000,000
Series C	—	—	14,594,598	14,594,598	60,000,000
Series D	—	—	16,565,750	16,565,721	100,000,000
Total	—	—	64,475,662	64,475,633	181,000,000
Stockholders' equity:
Preferred stock	10,000,000	—	—	—	—
Class A common stock	200,000,000	62,622,110	95,000,000	10,994,074	—
Class B common stock	800,000,000	27,307,588	95,000,000	—	—
Total	1,010,000,000	89,929,698	254,475,662	75,469,707	$181,000,000
Employee Equity Plans

        We adopted a 2014 Equity Incentive Plan (EIP) that became effective on March 12, 2014 and serves as the successor to our 2008 Stock Incentive Plan. We reserved 15.0 million shares of our Class B common stock for future issuance under various terms provided for in the EIP. Shares issued under the 2008 Stock Plan were Class A common stock and shares issued under the EIP are Class B common stock.

We adopted a 2014 Employee Stock Purchase Plan (ESPP) that became effective on March 13, 2014 that enables eligible employees to purchase shares of our Class B common stock at a discount. We reserved 6.0 million shares of our Class B common stock for issuance under various terms provided for in the ESPP. We have not yet established a start date of the initial purchasing period under the ESPP.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Stock Options Activity

A summary of stock option activity for the nine months ended September 30, 2014 is as follows (in thousands, except share and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2013	16,455,404	$1.22	$91,192
Stock option grants	4,132,429	$12.51
Stock options exercised	(1,693,338)	$1.14
Stock options canceled	(1,664,236)	$3.38
Balance at September 30, 2014	17,230,259	$3.73	$158,743
The total grant-date fair value of stock options granted during the nine months ended September 30, 2014 and 2013 was $32.1 million and $4.1 million, respectively.
Stock-Based Compensation to Employees
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Nine Months Ended September 30,
	2014	2013
Volatility	60%	57.8%-60%
Expected life (in years)	5.0-6.2	5.0-6.5
Risk-free interest rate	1.53%-2.05%	0.7%-1.8%
Dividend yield	—%	—%
Weighted-average fair value of underlying common stock	$13.60	$1.44
As of September 30, 2014, we had $26.5 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.1 years.
Warrants
On December 11, 2013, we issued a warrant to purchase an aggregate of 175,000 shares of Class A common stock at an exercise price of $5.00 per share to a third-party service provider. The warrant provides for an early exercise right and has a 10 year term. As of September 30, 2014 seventy percent of the warrants were vested and the remaining thirty percent will vest on December 31, 2014. Expense for the warrants is calculated using the Black-Scholes-Merton option-pricing model and is recorded over the service performance period, which is the same as the vesting period. For the nine months ended September 30, 2014, we recorded $2.7 million in expense associated with this warrant. The expense for the three months ended September 30, 2014 was immaterial.
Note 9. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2014 and 2013 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

There were no material changes to the unrecognized tax benefits in the three and nine months ended September 30, 2014, and we do not anticipate that the unrecognized tax benefits will significantly increase or decrease in the next 12 months. At September 30, 2014, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.
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
When shares of both Class A and Class B common stock are outstanding, net loss is allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the net loss is allocated on a proportionate basis. As of September 30, 2013, only shares of Class A common stock were outstanding and therefore no net loss was allocated.

The following table presents the calculation of basic and diluted net loss per share for our common stock (in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014		2013	2014		2013
	Class A	Class B	Class A	Class A	Class B	Class A
Net loss	$(16,356)	$(3,843)	$(16,603)	$(55,833)	$(10,423)	$(42,209)
Weighted-average shares used to compute basic and diluted net loss per share	72,633	17,065	10,168	58,112	10,848	9,684
Basic and diluted net loss per share	$(0.23)	$(0.23)	$(1.63)	$(0.96)	$(0.96)	$(4.36)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Convertible preferred stock	—	64,476	—	64,476
Stock options and restricted common stock	17,230	13,615	17,230	13,615
Warrants	115	—	115	—
	17,345	78,091	17,345	78,091

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

All references to "Castlight," “Castlight Health,” “we,” “us,” “our” or the “Company” mean Castlight Health, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Castlight Health, Castlight, Castlight Medical, Castlight Pharmacy, Castlight Rewards, Castlight Reference-Based Pricing, Castlight Insights, Castlight Controls, Castlight Connect, Castlight Care and Castlight Dental are trademarks and/or registered trademarks of Castlight Health, Inc. in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

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
We market and sell our Enterprise Healthcare Cloud offering to self-insured companies in a broad range of industries and governmental entities. As of September 30, 2014, we had 159 signed customers, of which 103 customers have implemented our offering, which we refer to as launched customers. In comparison, we had 106 signed customers, including 48 launched customers, as of December 31, 2013. Our current customers as of September 30, 2014 included 42 Fortune 500 companies and collectively represent millions of eligible employees and their adult dependents. We sell our offering solely in the United States, and we market to our customers and potential customers primarily through our direct sales force.
We generate revenue from sales of subscriptions, including support, and professional services primarily related to the implementation of our offering, including extensive communications support to drive adoption by our customer’s employees and their families. Historically, we have derived a substantial majority of our subscription revenue from Castlight Medical. Our subscription fees are based on the number of employees and adult dependents that employers identify as eligible to use our offering, which typically includes all of our customers’ U.S. employees and adult dependents that receive health benefits. Our agreements with customers generally have terms of three years. As of September 30, 2014 and 2013, our agreements with customers had a weighted-average contract term of approximately 35.7 months and 33.5 months, respectively.

Our costs to implement our offering mainly include personnel-related costs for deployment of our applications that are expensed as incurred. However, the related revenue is deferred until our applications are ready for use by the customer. Revenue is then recognized ratably over the related contract term. As a result, for a typical customer, we generate negative gross margin during the implementation phase and positive gross margin thereafter. Accordingly, during periods of rapid growth, when the proportion of customers that we are implementing is high, we incur significant gross losses related to professional services. We expect overall gross margin to be positive and improve over time as the number of our launched customers grows in relation to the number of customers in the implementation phase.
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
We generate revenue from subscription fees from customers for access to selected applications in the Castlight Enterprise Healthcare Cloud including basic customer service support. We also earn revenue from professional services primarily related to the implementation of our offering, including extensive communications support to drive adoption by our customers' employees and their families.
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
As a result of variability in our billing terms, the deferred revenue balance does not represent the total value of our customer contracts, nor do changes in deferred revenue serve as a reliable indicator of our future subscription revenue in a given period. The weighted average billing term for customers that we billed in the third quarter of 2014 was 5.8 months compared with 4.9 months for customers that we billed in the second quarter of 2014. The cumulative weighted average billing term for all customers signed as of September 30, 2014 was 5.3 months.
Costs and Operating Expenses
Cost of Revenue. Cost of revenue consists of the cost of subscription revenue and cost of professional services revenue.
Cost of subscription revenue primarily consists of data fees, employee-related expenses (including salaries, benefits and stock-based compensation) related to hosting costs of our cloud-based service, cost of subcontractors, expenses for service delivery (which includes call center support), allocated overhead, the costs of data center capacity and depreciation of owned computer equipment and software.
Cost of professional services revenue consists primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs. The time and costs of our customer implementations vary based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer.

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
Sales and Marketing.    Sales and marketing expenses consist primarily of employee-related expenses (including salaries, sales commissions and bonuses, benefits and stock-based compensation), travel-related expenses and marketing programs. Commissions earned by our sales force that can be associated specifically with the noncancelable portion of a subscription contract are deferred and amortized over the noncancelable period. Accordingly, commission expense can be materially impacted by changes in the termination provisions of customer contracts that we execute in a given period compared with previous periods.

Research and Development.    Research and development expenses consist primarily of employee-related expenses (including salaries, bonuses, benefits and stock-based compensation) and costs associated with subcontractors.
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
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(percentages of revenue)
Revenue:
Subscription	92%	89%	91%	90%
Professional services	8%	11%	9%	10%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	21%	42%	26%	53%
Cost of professional services	38%	92%	42%	99%
Total cost of revenue	59%	134%	68%	152%
Gross margin (loss) percentage	41%	(34)%	32%	(52)%
Operating expenses:
Sales and marketing	121%	241%	149%	275%
Research and development	46%	115%	53%	136%
General and administrative	40%	71%	43%	77%
Total operating expenses	207%	427%	245%	488%
Operating loss	(166)%	(461)%	(213)%	(540)%
Other income, net	1%	1%	—%	2%
Net loss	(165)%	(460)%	(213)%	(538)%

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	% Change	$ Change	2014	2013	% Change	$ Change
	(dollars in thousands)
Revenue:
Subscription	$11,254	$3,213	250%	$8,041	$28,293	$7,040	302%	$21,253
Professional services	955	396	141%	559	2,825	801	253%	2,024
Total revenue	$12,209	$3,609	238%	$8,600	$31,118	$7,841	297%	$23,277
Total revenue for the three months ended September 30, 2014, increased $8.6 million, or 238%. The overall increase in both subscription and professional services revenue, was primarily attributable to revenue from customers launched in the trailing twelve months ended June 30, 2014. New customers launched during the three months ended September 30, 2014 contributed, approximately, eight percent of the increase in total revenues during the period.
Total revenue for the nine months ended September 30, 2014, increased $23.3 million, or 297%. The overall increase in both subscription and professional services revenue was attributable to a thirty-nine percent increase in total revenue from customers launched during the twelve months ended December 31, 2013. New customers launched during the nine months ended September 30, 2014 contributed, approximately, twenty-two percent of the increase in total revenues during the period.

Costs and Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	% Change	$ Change	2014	2013	% Change	$ Change
	(dollars in thousands)
Cost of revenue:
Subscription	$2,596	$1,510	72%	$1,086	$8,223	$4,174	97%	$4,049
Professional services	4,559	3,325	37%	1,234	12,932	7,751	67%	5,181
Total cost of revenue	$7,155	$4,835	48%	$2,320	$21,155	$11,925	77%	$9,230
Gross margin (loss) percentage
Subscription	76.9%	53.0%			70.9%	40.7%
Professional services	(377)%	(740)%			(358)%	(868)%
Total gross margin (loss) percentage	41.4%	(34.0)%			32.0%	(52.1)%
Gross profit (loss)	$5,054	$(1,226)	(512)%	$6,280	$9,963	$(4,084)	(344)%	$14,047
Cost of subscription revenue increased primarily due to increased data and hosting fees and increased customer support, as we continue to support our growing customer base. For the three months ended September 30, 2014, cost of subscription revenue increased $1.1 million, of which $0.4 million was attributable to increase in data and content fees and hosting costs, and $0.4 million was related to increase in customer support. For the nine months ended September 30, 2014, cost of subscription revenue increased $4.0 million, of which, $1.9 million was attributable to increase in data and content fees and hosting costs, $0.9 million attributable to increase in third party services fees to support our launched customers, and $0.8 million associated with customer support.

Cost of professional services revenue increased primarily due to employee-related expenses as we continue to hire talent to support our implementation of our customers and invest in our strategic growth objectives. Also contributing to the increase were higher third-party services fees, as we had a higher number of implementations compared to the prior year. For the three months ended September 30, 2014, cost of professional services revenue increased $1.2 million, of which $0.4 million was attributable to employee-related expenses and $0.6 million related to increased third-party services fees. For the nine months ended September 30, 2014, cost of professional services revenue increased $5.2 million, primarily attributable to a $1.9 million increase in employee-related expenses and a $2.2 million increase in third-party services fees.
Overall gross margin blends the effects of the gross margins derived from subscription revenues and the gross losses generated from professional services. Gross margin for the three and nine months ended September 30, 2014 improved from a gross loss in the three and nine months ended September 30, 2013, primarily as the cost of subscription revenue as a percentage of total revenue continues to decrease over time, as a number of the associated costs, such as costs associated with data acquisition, include fixed elements. Improvements in overall gross margin for the three months ended September 30, 2014 are attributable to specific and durable cost reductions in the period and the continued growth in the number of launched customers in relation to customers in the implementation phase.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	% Change	$ Change	2014	2013	% Change	$ Change
	(dollars in thousands)
Sales and marketing	$14,760	$8,706	70%	$6,054	$46,267	$21,579	114%	$24,688
The increase in sales and marketing for both the three and nine months periods ended September 30, 2014 was primarily attributable to an increase in employee-related expenses as we continued to expand our sales force to address new opportunities and grow our customer base. For the three months ended September 30, 2014, sales and marketing expense increased $6.1 million of which $5.1 million was attributable to employee-related expenses. For the nine months ended September 30, 2014, sales and marketing increased $24.7 million, primarily due to an increase of $16.5 million in employee-related expense. The increase was also driven by an increase of $3.6 million in marketing expenses, primarily attributable to the Castlight Enterprise Healthcare Cloud Summit and product branding efforts in the first half of 2014. Also contributing to the increase were $1.1 million in travel and entertainment expenses and $2.7 million expense associated with warrants granted in December 2013 to a third-party service provider.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	% Change	$ Change	2014	2013	% Change	$ Change
	(dollars in thousands)
Research and development	$5,630	$4,138	36%	$1,492	$16,633	$10,662	56%	$5,971
The increase in research and development for both the three and nine months periods was primarily attributable to increase in employee-related expenses as we continued to hire engineering talent to drive innovation and new products. For the three months ended September 30, 2014, research and development increased $1.5 million of which $0.8 million of the increase was attributable to employee-related expenses. For the nine months ended September 30, 2014, research and development increased $6.0 million primarily due to an increase of $4.2 million in employee-related expenses and an increase of $0.9 million from the use of sub-contractors to assist in our development efforts.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	% Change	$ Change	2014	2013	% Change	$ Change
	(dollars in thousands)
General and administrative	$4,944	$2,571	92%	$2,373	$13,473	$6,012	124%	$7,461
Increase in general and administrative expense for both the three and nine months periods was primarily attributable to increase in employee-related expenses associated with an increase in personnel to support the growth of our business and public company infrastructure. For the three months ended September 30, 2014, general and administrative expense increased $2.4 million which was primarily attributable to employee-related expenses. For the nine months ended September 30, 2014, general and administrative expense increased $7.5 million, primarily due to an increase of $6.2 million in employee-related expenses and increased professional fees of $1.2 million for accounting and legal services reflecting the addition of public company infrastructure.
Liquidity and Capital Resources

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(43,093)	$(35,521)
Net cash (used in) provided by investing activities	(144,920)	19,268
Net cash provided by financing activities	188,090	314
Net increase (decrease) in cash and cash equivalents	$77	$(15,939)
As of September 30, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $209.9 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
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
Operating Activities
For the nine months ended September 30, 2014, cash used in operating activities was $43.1 million. The negative cash flows resulted primarily from our net loss of $66.3 million, adjusted for $17.3 million in non-cash expenses that primarily included stock-based compensation of $9.6 million, warrant expense of $2.7 million and amortization of deferred commissions of $3.1 million. Working capital uses of cash included an increase in accounts receivable of $6.2 million in part related to the timing of billings and collection. These increases were offset by an increase in deferred revenue of $14.6 million, as a result of contracts signed in the period with associated upfront fees.

For the nine months ended September 30, 2013, cash used in operating activities was $35.5 million. The negative cash flows resulted primarily from our net loss of $42.2 million, adjusted for $3.1 million in non-cash expenses that primarily included stock-based compensation of $1.4 million. Working capital uses of cash included an increase in deferred commissions of $3.3 million, pertaining to the non-cancelable portion of contracts signed in the period. These increases were offset by an increase in deferred revenue of $5.3 million, as a result of contracts signed in the period with associated upfront fees.
Investing Activities
Cash (used in) or provided by investing activities for the nine months ended September 30, 2014, and September 30, 2013 was $(144.9) million, and $19.3 million, respectively. This was primarily the result of the timing of purchases, sales and maturities of marketable securities, net of $(143.6) million, and $21.5 million, respectively.
Financing Activities
For the nine months ended September 30, 2014, financing activities provided $188.1 million, primarily due to the proceeds from our initial public offering of Class B common stock. For the nine months ended September 30, 2013, cash provided by financing activities was immaterial.
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
There were no material changes in our contractual obligations from those disclosed in our prospectus dated March 13, 2014 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on March 14, 2014. Please refer to the “Contractual Obligations and Commitments” heading set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our prospectus for a description of our contractual obligations.
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
Critical Accounting Policies and Estimates

During the nine months ended September 30, 2014, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in our prospectus dated March 13, 2014 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on March 14, 2014.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $209.9 million at September 30, 2014 and $67.2 million as of December 31, 2013. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $35.0 million during the year ended December 31, 2012, $62.2 million during the year ended December 31, 2013 and $66.3 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $197.5 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business and acquire customers and develop our platform and new applications. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new applications and services could prevent us from attaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.
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

•	the timing of recognition of revenue, including possible delays in the recognition of revenue due to lengthy and sometimes unpredictable implementation timelines;

•	failure to meet our contractual commitments under service-level agreements with our customers

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	our access to pricing and claims data managed by health plans and other third parties, or changes to the fees we pay for that data;

•
the timing and success of introductions of new applications, services and pricing by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

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
We have experienced rapid growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 264 full-time employees at September 30, 2013 to 342 full-time employees at September 30, 2014. We have increased the size of our customer base from 88 customers at September 30, 2013to 159 customers at September 30, 2014 and our revenue has increased from $7.8 million for the nine months ended September 30, 2013 to $31.1 million for the nine months ended September 30, 2014. We anticipate that we will continue to rapidly expand our operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters are located in the San Francisco Bay Area.
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

In order to deliver the full functionality offered by our Enterprise Healthcare Cloud, we need access, on behalf of our customers, to sources of pricing and claims data, much of which is managed by a limited number of health plans and other third parties. We have developed various long-term and short-term data-sharing relationships with certain health plans and other third parties, including most of the largest health plans in the United States. However, we do not currently have a data-sharing arrangement with UnitedHealth Group, Inc. one of the largest health plans, as well as other smaller health plans, which limits our ability to offer the full functionality of our offering to customers of such health plans.
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
The health care industry is heavily regulated and is constantly evolving due to the changing political, legislative and regulatory landscape and other factors. Many health care laws are complex, and their application to specific services and relationships may not be clear. Further, some health care laws differ from state to state and it is difficult to ensure our business complies with evolving laws in all states. Our operations may be adversely affected by enforcement initiatives. Our failure to accurately anticipate the application of these laws and regulations to our business, or any other failure to comply with regulatory requirements, could create liability for us, result in adverse publicity and negatively affect our business. For example, failure to comply with these requirements could result in the unwillingness of current and potential customers to work with us. Federal and state legislatures and agencies periodically consider proposals to revise aspects of the legal rules applicable to the health care industry, or to revise or create additional statutory and regulatory requirements. Such proposals, if implemented, could impact our operations, the use of our offering and our ability to market new applications and services, or could create unexpected liabilities for us. We cannot predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.
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
We also send SMS text messages to potential end users who are eligible to use our service through certain customers and partners. While we get consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in the past year against companies who conduct SMS texting programs. Many of those suits have resulted in multi-million dollar settlements to the plaintiffs.
If our new applications and services are not adopted by our customers, or if we fail to continue to innovate and develop new applications and services that are adopted by customers, then our revenue and operating results will be adversely affected.
To date we have derived a substantial majority of our revenue from sales of our Castlight Medical application, and our longer-term operating results and continued growth will depend on our ability to successfully develop and sell new applications and services that our customers want and are willing to purchase. In addition to our Castlight Medical application, we have recently introduced a number of new applications, such as our Castlight Pharmacy, Castlight Rewards, Castlight Reference Based Pricing, and Castlight Dental, but it is uncertain whether these applications and services will result in significant revenue or comprise a significant portion of our total revenue. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing offering and introduce new high quality applications and services. If existing customers are not willing to make additional payments for such new applications, or if new customers do not value such new applications, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively brought to market.

We operate in a competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed.
While the Enterprise Healthcare Cloud market is in an early stage of development, the market is competitive and we expect it to attract increased competition, which could make it hard for us to succeed. We currently face competition for sub-components of our offering from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include Truven Health Analytics Inc., ClearCost Health, Change Healthcare Corporation, Healthcare Bluebook and HealthSparq, Inc. In addition, large, well-financed health plans, with whom we cooperate and on whom we depend in order to obtain the pricing and claims data we need to deliver our offering to customers, have in some cases developed their own cost and quality estimation tools and provide these solutions to their customers at discounted prices or often for free. These health plans include Aetna Inc., Cigna Corporation, UnitedHealth Group, Inc. and WellPoint, Inc. Competition from specialized software and solution providers, health plans and other parties will result in continued pricing pressures, which is likely to lead to price decline in certain product segments, which could negatively impact our sales, profitability and market share. In addition, if health plans perceive continued cooperation with us as a threat to their business interests, they may take steps that impair our access to pricing and claims data, or that otherwise make it more difficult or costly for us to deliver our offering to customers.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2014 and 2013, our net cash used in operating activities was $43.1 million and $35.5 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, during the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.
Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we discover additional problems that prevent our proprietary applications from operating properly. We are currently implementing software with respect to a number of new applications and services, including our Castlight Pharmacy, Castlight Rewards, Castlight Reference Based Pricing, and Castlight Dental. If our offering does not function reliably or fails to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-

Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ending December 31, 2015, provide a management report on the internal control over financial reporting. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company”, as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm concludes we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class B common stock could be negatively affected and we could become subject to investigations by the New York Stock Exchange, on which our securities are listed, the SEC or other regulatory authorities, which could require us to obtain additional financial and management resources.
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
Our offices may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, our headquarters are located in the San Francisco Bay Area, a region known for seismic activity. Any disruptions in our operations related to the repair or replacement of our office could negatively impact our business and results of operations and harm our reputation. In addition, we may not carry business insurance sufficient to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, results of operations and financial condition. In addition, the facilities of significant customers, health plans or major strategic partners may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.
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

•	sales of shares of our Class B common stock by us or our stockholders;

•	announcements of technological innovations, new applications or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	disruptions in our services due to computer hardware, software or network problems;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business; and

•	the size of our market float.
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
The price of our Class B common stock could decline if there are substantial sales of our Class B common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares, and may make it more difficult for you to sell your Class B common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our Class B common stock.
In addition, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of the resale of these shares under the Securities Act would generally result in the shares becoming freely tradable without restriction. Any sales of securities by existing stockholders could adversely affect the trading price of our common stock. We also registered shares of Class B common stock that we have issued and may issue under our employee equity incentive and employee stock purchase plans. These shares may be sold freely in the public market upon issuance.
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

Because of our dual class common stock structure, the holders of our Class A common stock, who consist of our founders, directors, executives, employees, will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. The holders of our Class A common stock, including our executive officers and directors and their affiliates, own 66.0% and the holders of our Class B common stock own 34.0% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 95.1% and holders of our Class B common stock have 4.9% of the total votes in each of the matters identified in the list above. This concentrated control by our Class A common stockholders will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
in certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. The holders of our Class A common stock own 66.0% and the holders of our Class B common stock own 34.0% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 95.1% and holders of our Class B common stock have 4.9% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A common stock and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have 66.0% and holders of our Class B common stock have 34.0% of the total votes.

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

None
Item 5. Other Information

None

Item 6. Exhibits and Financial Statement Schedules.
(a) Exhibits.
The Exhibits listed below are filed as part of this Form 10-Q

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filed Herewith

10.1	Separation Agreement and Release, dated as of September 30, 2014				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X
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

CASTLIGHT HEALTH, INC.
Date: November 12, 2014	By:	/s/ John C. Doyle
John C. Doyle
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filed Herewith

10.1	Separation Agreement and Release, dated as of September 30, 2014				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X
_______________________

*
The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.