Form 10-K
period 2014-12-31
CASTLIGHT HEALTH, INC.
filed 2015-03-12
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(415) 829-1400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B Common Stock, par value $0.0001 per share	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [ ] No [x]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes [ ] No [x]

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ x ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No [x]

Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2014, the aggregate market value of its shares (based on a closing price of $15.20 per share) held by non-affiliates was approximately $840.2 million. As of March 6, 2015, there were 58,474,383 shares of the Registrant’s Class A common stock outstanding and 33,407,450 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

______________________________________

i

Special Note Regarding Forward Looking Statements and Industry Data
This Annual Report on Form 10-K includes forward-looking statements. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our non-GAAP revenue, backlog, revenue and other aspects of our future results of operations, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations.
Part I
Item 1. Business
Overview
Castlight is a pioneer in a new category of cloud-based software that enables enterprises to understand and manage health care spending as a strategic business investment, and help employees and their families make more informed medical decisions based on factors such as cost, quality and patient experience. Our Enterprise Healthcare Cloud allows our customers to conquer the complexity of the existing health care system by providing personalized, actionable information to their employees, implementing technology-enabled benefit designs and integrating disparate systems and applications. Our comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data transparent and useful. We deploy consumer-oriented applications that deliver strong employee engagement and enable employers to integrate disparate benefit programs into one platform available to employees and their families.
U.S. health care spending was forecasted to total approximately $3.1 trillion in 2014, with $620 billion of this amount to be paid by U.S. employers, according to the Centers for Medicare and Medicaid Services, or CMS. Despite this substantial investment, the U.S. health care system is burdened by significant waste and extreme variations in the cost and quality of care, with limited correlation between the two. Two fundamental causes of these inefficiencies have been the absence of transparent information and the misalignment of economic incentives, which make it difficult for employees and their health care providers to make judicious health care choices.
Employers bear a substantial share of this waste and inefficiency, as they pay on average more than three quarters of their employees’ health care costs according to a 2013 joint survey by the National Business Group on Health, or NBGH, and Towers Watson & Co., or Towers Watson. Over the last two decades, employers have taken various steps to attempt to mitigate this growing burden, including self-insuring and increasingly shifting costs to employees. These measures have failed to solve the fundamental problems that have undermined employers’ efforts to control costs while maintaining competitive health care benefits for their employees.
This failure is due in part to an inability to collect and analyze complex and unstructured health care data, limitations on the feasibility of highly tailored advanced benefit designs and poor integration of disparate health care systems, applications and programs. In addition, even as employers have shifted more costs to their employees, they have been unable to engage and empower employees with useful, high-quality information about their health care choices.

We believe that controlling costs and improving quality of care for employees and thereby driving efficiency in the overall health care market can be achieved by introducing a new category of cloud-based technology solutions that are capable of addressing the scale and complexity of the U.S. health care industry.
Our Enterprise Healthcare Cloud offering transforms a massive quantity of complex data into transparent and useful information. These include external data we obtain from a diverse array of sources, such as health care providers, insurance companies, governmental agencies and quality-monitoring organizations, as well as internal data generated through the usage of our applications. Our team of engineers, economists and clinicians applies sophisticated data science techniques, including predictive modeling and epidemiological analytics, that leverage our database to drive insights such as identification of high-risk patients and estimated future costs of care, thereby empowering employers with the information they need to design and implement advanced benefit plans and other benefit programs that address their specific challenges. We deliver this powerful offering through a suite of innovative, consumer-oriented applications that enables employers to engage their employees with actionable information and integrate their other health care applications and programs.
We believe that Castlight is well positioned to leverage its use of large amounts of health care related data, sophisticated data analytics, strong customer portfolio and early-mover advantage to play a role in dramatically improving the efficiency of the U.S. health care system.
Industry Background
Significant Waste. The health care industry in the United States is the largest in the world, according to the World Bank, and yet health care outcomes are inferior to those of many other countries. Additionally, a 2013 Institute of Medicine report estimates that approximately 30% of U.S. health care spending in 2009 was wasted due to factors such as inflated prices, the provision of unnecessary services and inefficient delivery of care.
Dysfunctional Market. In addition to these inefficiencies, industry dynamics have led to high variations in the cost and quality of health care services, with limited correlation between the two. Two fundamental causes driving this lack of correlation between cost and quality and the resulting market dysfunction are the absence of transparent data and the misalignment of economic incentives.
Lack of Transparency. Historically, employers and employees have not had access to clear information about the cost and quality of care as they consider benefit designs and health care treatment options. In some cases, health care providers and other market participants have actively resisted efforts by employers and others to obtain information about the costs and quality of health care services. Despite this resistance, the health care industry generates extensive data that is relevant to determining the cost and quality of health care services. These data reside in myriad formats and disparate databases, without a common infrastructure, and have therefore been of limited value to employers and employees in controlling costs and improving outcomes.
Misalignment of Economic Incentives. Historically, employees in the United States have been insulated from direct financial responsibility for much of the cost of the care they choose to receive. On average, employees paid approximately 23% of the total cost of their health care and employers paid approximately 77% in 2012, according to a joint survey by NBGH and Towers Watson. As a result, employees historically have been less sensitive to the costs of health care services than they might have been had their economic incentives been more closely linked to the total costs of care they received.
Growing Problem for Employers. According to the Bureau of Labor Statistics, health care benefit costs account for approximately 8% of total employee costs in the United States and are increasing rapidly. According to an August 2013 Kaiser Family Foundation survey, in 2013, approximately 61% of U.S. employees who rely on health care funded by an employer are covered by health plans by employers that have elected to self-insure (including 94% of the covered employees of U.S. employers with more than 5,000 employees), which more directly exposes employers to the volatility of health care expenses and the burdens of designing health care benefits. As a result, better managing health care expenses will have a direct impact on financial performance, making employers eager for solutions that can help them manage this growing problem.
Employers Lack a Solution. Despite intensive efforts to reduce health care expenses and improve value over many years, employers continue to face escalating costs and highly variable quality. Historical efforts to manage costs through benefit design (such as the use of health maintenance organizations, or HMOs) have been largely unsuccessful in preventing the overall growth in health care costs. More recently, employers have attempted to reduce health care costs through use of employee cost-

sharing plans or account-based health care plans, such as consumer-directed health care plans. These plans shift health care expenses to employees and thereby incentivize them to make more judicious health care spending decisions. The total employee cost share, including premiums and out-of-pocket costs, has climbed from 34.4% in 2011 to 37% in 2014, according to a 2014 joint survey by NBGH and Towers Watson. Progressive employers have also implemented benefit design strategies intended to improve quality of care and thereby lower costs by reducing medical complications and eliminating wasteful treatments. While higher cost-sharing plans and other advanced benefit design strategies have the potential to reduce costs, they are difficult to implement effectively without transparent and actionable information that enables employers and employees to identify options that provide more value for their health care dollar.
Our Opportunity
We believe there is a significant opportunity to offer a comprehensive, technology-based solution to reduce the massive waste and inefficiencies associated with the approximately $620 billion that self-insured employers were projected to spend on health care in the United States in 2014. By combining innovations in big data analytics, cloud-based software delivery models and consumer-oriented online and mobile applications, with our deep health care domain knowledge and platform for integrating third-party applications, we believe we are well positioned to play a central role in dramatically improving the efficiency of the U.S. health care system. We estimate, based on the number of people who rely on health care funded by self-insured employers and our estimate of the potential fee opportunity for our current products, that our total available market is greater than $5 billion.
Our Solution
We have developed a new category of cloud-based software that enables enterprises to understand and manage health care spending as a strategic business investment, optimize healthcare benefits for their specific employee populations, integrate disparate benefit programs and promote employee health and productivity.
The key dimensions of our Enterprise Healthcare Cloud offering include:
Extensive Data Foundation
Our Enterprise Healthcare Cloud offering integrates, organizes and normalizes data from across the fragmented and complex health care landscape. Much of this information has been traditionally difficult to obtain and, in many cases, inaccessible to employers, their employees and families, and benefit providers. Our offering has successfully scaled to aggregate more than a billion health care claim transactions from public and private data sources, which include our customers’ health plans and other third parties, and combines these data with health care benefit information, clinical practice guidelines, user-generated data and the consumer behavior data of our users. We believe our comprehensive set of data relationships in the industry are important differentiators in our ability to deliver value to our customers and their employees and families.
Sophisticated Analytics
Our team of leading engineers, economists and clinicians has developed proprietary data science techniques and robust capabilities to process and analyze our extensive data foundation and compute cost and quality data for thousands of health care services and products. Our offering transforms unstructured data from disparate sources into actionable information on price and quality of health care services. In addition, we employ predictive modeling to identify patients at risk for needing particular services and estimate their future cost of care. We also use epidemiologic analytics to personalize recommendations for employers for specific benefits programs in which they should invest based on the health characteristics of their populations. Our offering uses this analytics engine to calculate costs and identify patterns of inefficient behavior for large populations of employees and their families, thereby enabling employers to take actions to optimize benefit plans, reduce inefficient outcomes and foster behavioral change.
Personalized Information
We simplify the health care decision-making process for employees and their families by providing highly relevant, personalized information that encourages informed choices before, during and after receiving health care. Leveraging our robust data, analytics and search capabilities, we aim to deliver a highly personalized health care shopping experience. In addition, we deliver personalized benefit and clinical information, as well as specific alerts about lower cost medical and pharmaceutical options, avoidance of unnecessary services and preventative care recommendations. By empowering employees and their families with the ability to simultaneously search price, quality and relevant content on health care services and providers, we enable them to make informed “market-based” decisions that avoid excessive prices and low quality or unnecessary care, creating significant value for employers.
Technology-Enabled Benefit Design
We additionally deliver value to employers by enabling the successful implementation of employee cost sharing plans and other advanced benefit designs that incentivize employees and their families to consume resources more judiciously. Our offering gives employers who offer employee cost sharing plans the tools and information their employees and families need, at scale, to better understand their care options, become more empowered health care consumers and spend their health care dollars wisely. In addition, we also enable and increase the effectiveness of more advanced benefit programs including reference-based benefits, centers of excellence and incentive programs, which can drive significant savings for employers. Our data, analytics and reporting capabilities allow employers to rigorously design, specify and enforce the parameters of these programs, evaluate their effectiveness and optimize their performance over time.
Independent and Integrated Platform
As an independent technology company in the health care industry, we are a trusted provider of unbiased health care information. We believe our independence is an important attribute for our relationships with our customers, and their employees and families, and allows us to partner with health plans, health care providers and broader health care stakeholders. Furthermore, we designed our offering to seamlessly integrate with other key third-party data sources, programs and applications. These integrations streamline the user experience across a fragmented vendor set. For example, we provide employees with a consistent experience regardless of geography, plan design or health plan, while at the same time interfacing with all of the employers’ legacy systems that support their health care offerings. This integration capability is a key competitive advantage of our offering for large enterprises with national employee bases and multiple health plans. Additionally, our integration capabilities enable employers to increase use of other complementary vendor offerings by capitalizing on our ability to drive high levels of engagement. Over time, we believe our platform will become a key consolidation point for a broad array of third-party health care programs and applications.
Universal and Engaging Interface
We have designed our offering to be ubiquitously and conveniently accessible, easy-to-use and valuable for consumers. Our applications enable user experiences similar to those of leading consumer internet sites. Our user experience design fosters user engagement and drives utilization. Our focus on an intuitive and simple user experience allows employees to conveniently shop and access information throughout the process of understanding, planning and carrying out their health care decisions. This focus enables our customers to realize higher productivity and generate better business results through broad access to more timely and reliable information. We complement these capabilities with professional services designed to drive initial user registrations and ongoing engagement.
Our Strategy
Capitalize on Our Leadership in the Emerging Category of Enterprise Healthcare Management
As a pioneer in the emerging category of enterprise healthcare management, we have experienced significant demand from customers in the early commercialization of our offering. We initially targeted, and have already secured, large enterprise customers, which have provided us with data access, enhanced product development and increased scale. We intend to leverage our experiences with these large customers as we continue to build on this momentum. Our base of 168 customers as of December 31, 2014 represents only a small fraction of customers that we believe could benefit from our cloud offering. In order to capitalize on this emerging market opportunity, we intend to continue to leverage our current customer base, expand our direct sales capabilities and invest further in indirect sales channels and partnerships.
Continue to Invest in Customer Success
We are intensely focused on driving lasting customer success. We invest early and heavily in customer relationships and work closely with employers throughout the implementation process to configure their benefit plans to meet their specific needs and objectives and continue to help them adapt these plans over time. We also provide integrated communications and implementation programs that help employers execute their benefit plan strategies quickly and effectively. We aim to be the catalyst that drives long-term employee engagement and lasting efficiency in health care purchases, and in turn, drive high customer satisfaction, retention and reference ability. We believe we are establishing a trusted brand with our customers as they integrate our offering into their own systems, which in turn will not only foster a lasting relationship, but also drive significant value for our customers and their employees and provide us with ongoing opportunities to deploy additional applications and capabilities.
Further Develop Our Platform Strategy
We believe there is a significant opportunity to provide complementary software applications and services to our customers to serve their evolving benefit needs. We have only recently begun to offer additional applications to our customers and have experienced positive results. For instance, our pharmacy application, first launched in 2013, integrates prescription drug information into our offering and has been purchased by more than half of our customer base. We are currently developing new complementary applications and services to address additional benefit and engagement needs. We believe these applications will significantly increase the value our customers realize from our offering, enhancing customer satisfaction and loyalty and driving increased adoption of multiple applications by our customers. Additionally, we expect third-party developers will leverage our application program interfaces, or APIs, and our database to develop a broad range of value-added applications and services accessed via our platform, thereby further enhancing the value of our offering.
Leverage Our Growing Independent Health Care Consumer Database
We operate a growing independent database that includes more than a billion health care claim transactions and a rapidly expanding collection of consumer behavior data, making us a trusted third-party source of reference for health care spending. Through algorithmic processing of this aggregated information on provider practices, referral patterns, patient outcomes patient needs and purchasing trends, we will continue to develop novel offerings that inform the benefit design strategies of our customers.
Leverage Our Passionate, Mission-Driven Culture
We believe our team of employees, our corporate culture and our shared passion to change health care that unites us, are key elements of our success. The problem we aim to solve is complex and requires a variety of expertise. We have assembled a unique multi-disciplinary team of software developers, economists, behavioral scientists, clinicians, health policy experts and enterprise-focused sales and marketing personnel and have created a work environment that stimulates cross-functional innovation to effect fundamental change in health consumption behavior. The depth of these skills, our passionate culture and the creativity of our team has enabled a significant early-mover advantage in the market and allowed us to retain and attract the highest caliber talent in the industry.
Our Applications
The Castlight Enterprise Healthcare Cloud is comprised of multiple powerful applications for employers, and their employees and families:
•Castlight Medical. Castlight Medical is our flagship Enterprise Healthcare Cloud application, which simplifies health care decision making for employees and their families by providing highly relevant, personalized information for medical services that enable informed choices before, during and after receiving health care. Castlight Medical enables employees and their families to intuitively search for robust and comprehensive information about medical providers, including personalized out-of-pocket cost estimates, clinical quality, user experience and provider demographic information. Additional features include personalized tips, evidence-based clinical guidelines, educational content, benefit guides and real-time spend and deductible information.
•Castlight Pharmacy. Castlight Pharmacy delivers information to guide employees and their families on how to manage their prescription drug spend. Our pharmacy application enables them to easily search for cost estimates for specific medications at convenient retail locations as well as mail order alternatives and presents multiple ways to save including using generic equivalents and therapeutic area alternatives. Additionally, Castlight Pharmacy is capable of driving improved drug compliance through prescription refill reminders and interfaces with other third-party applications to change and fulfill prescriptions.
•Castlight Dental. Castlight Dental provides a comprehensive solution for employees to understand and manage their oral health and dental spend. Our dental application enables employees to search for specific dental procedures, understand the coverage and overall cost of the care, and make optimal choices. Further, Castlight Dental educates employees about common oral health conditions, driving health, productivity, and increased benefit satisfaction for employees.
•Reference Based Benefits. Our Reference Based Benefits application allows employers to set a “fair market” reference price that establishes the maximum amount paid by the employer for specified health care procedures and services. Reference Based Benefits allows employers to direct employees to high value care, while still preserving their choice of provider. Reference Based Benefits is available for a wide variety of procedures and services and provides a strong mechanism for employers to control costs.
•Rewards. Our Rewards application is a flexible incentive application designed to motivate employees to make better healthcare decisions. Employers can use Rewards to encourage employees to seek preventive care, utilize high value providers, learn about their healthcare, engage with Castlight, and a variety of other desired behaviors.
Our Services
We provide a range of services to help employers implement and maximize the value of our offering, including:
•Communication and Engagement Services. We offer communications services to drive employee engagement with our offering that span educational presentations, email campaigns, print collateral and employer-specific media. Communications initiatives are typically run during open enrollment, time of product launch and periodically post launch to continue to drive employee engagement and change management. The fees for these services are included as part of our professional service contracts.
•Implementation Services. We provide implementation services to our customers to ensure successful deployment of our offering, including executing required data feeds, loading customer data, configuring applications, integrating with third-party and other applications and comprehensive testing. The fees for these services are included as part of our professional service contracts.
•Customer Support. We offer end user support to ensure effective employee use of our offering. We provide live chat and telephonic support for employees and their families in the area of technical support, clarification support, including answering questions on how to use the online service, and provider search support. We also enable employees who may have limited computer access to obtain their personalized health care information using our customer support personnel. The fees for these services are included as part of subscriptions to our applications.
•Training. We offer training for key personnel of our customers, as well as training materials that our customers can provide to employees and their families before and after launching our application. The fees for these services are included as part of our implementations.
Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reportable segment. All of our revenue is recognized in the United States and all of our long-lived assets are located in the United States.
Customers
We completed implementation for our first customer in 2010, and as of December 31, 2014, we have 168 signed customers which includes 45 signed Fortune 500 customers. Together our customers encompass millions of eligible employees and their families. Our customers consist primarily of large self-insured employers, representing a wide range of industries, such as education, manufacturing, retail, technology and government, and including some of the largest employers in the United States.

We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large corporation, which has entered into a master subscription agreement with us to access our cloud applications, including customers that are in the process of deploying our applications.
For the year ended December 31, 2014, the Administrative Committee of the Wal-Mart Stores, Inc., Associates’ Health and Welfare Plan, or the Wal-Mart Plan, represented approximately 14% of our total revenue. The initial term of our agreement with the Wal-Mart Plan expires on December 31, 2015 and the Wal-Mart Plan has no obligation to renew its subscriptions for our offering after this term expires. We or the Wal-Mart Plan may terminate the agreement prior to December 31, 2015 under certain circumstances.
Employees and Culture
We view our employees and company culture as critical assets for our business and a source of competitive strength. Our leadership team is focused on supporting our employees and fostering our unique culture. We believe this has enabled us to attract and retain some of the best minds in technology and health care to build and advance our offerings.
As of December 31, 2014, we had a total of 345 full-time employees. We also engage contractors and consultants. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains intense, and we may not be successful in retaining our key employees or attracting skilled personnel.
Sales and Marketing
We sell our applications and services through our direct sales organization. Our direct sales team comprises enterprise-focused field sales professionals who are organized by geography and account size. Our field professionals are supported by a sales operations staff, including product technology experts, lead generation professionals and sales data experts. We maintain relationships with key industry participants including benefit consultants, brokers, group purchasing organizations and health plan partners.
We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs and strategic relationships. Our marketing programs target human resource, benefits and finance executives in addition to technology and health professionals, senior business leaders and health care channel partners. Our principal marketing programs include use of our website to provide information about our company and our software services, as well as learning opportunities for potential customers, demand generation, field marketing events, integrated marketing and direct e-mail campaigns and participation in, and sponsorship of, user conferences, industry events, trade shows and customer conferences.
Research and Development
Our ability to compete depends, in large part, on our continuous commitment to rapidly introduce new application services, technologies, features and functionality. Our research and development organization is responsible for the design, development, testing and certification of our offering. We focus our efforts on developing new applications and core technologies and further enhancing the usability, functionality, reliability, performance and flexibility of our offering.
Research and development expenses were $22.9 million, $15.2 million, and $9.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Technology and Operations
We have designed our technology infrastructure to provide a highly available and secure multi-tenant cloud-based offering. Our multi-tenant platform allows us to use a common data model and consistent management practices for all customers with multiple possible configurations, while securely partitioning each customer’s application data. This approach provides significant operating leverage and improved efficiency as it helps us reduce our fixed cost base and minimize unused capacity on our hardware.
 Overall, the architecture, deployment and management of our technology are focused on:

•Scalability. We have developed a robust and scalable data architecture infrastructure, which allows for automated loading and normalization of numerous data sources, including more than a billion claim transactions in our data warehouse.
•Standardization. Our technology assimilates unstructured data from disparate sources, and employs unique algorithms to convert these data into user-friendly information for our users. Additionally, we operate using Services Oriented Architecture principles, with a platform of services that serve to deliver the application in a scalable and standardized way.
•Security. We maintain a formal and comprehensive security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches and prevent unauthorized access to the data of our customers. We strictly regulate and limit all access to on-demand servers and networks at our production and remote backup facilities. All users are authenticated, authorized and validated before they can access our system. Users must have a valid user ID and associated password to log on to our services. We require Transport Layer Security between the user’s browser and our servers to protect data during transfer.
We have a standard Java and Ruby on Rails based development environment, with the majority of our software written in industry standard software programming languages. We develop our native mobile applications for all the other platforms (iOS, Android and Windows Phone) using a robust Java services layer for providing shared functionality. Our operating system and databases are open source, including the Linux operating system, MySQL and MongoDB databases and Apache Tomcat for the application servers. We also use Greenplum for our analytics database.
We currently host our applications and serve all of our customers from data centers located in Arizona and Colorado. We rely on third-party vendors to operate these data centers, which are designed to host computer systems that require high levels of availability and have redundant subsystems and compartmentalized security zones. We utilize commercially available hardware for our data center servers.
We apply a wide variety of strategies to achieve better than 99% uptime, excluding scheduled maintenance. We achieved over 99.9% uptime over the last 12 months. Systems are continually monitored for any signs of problems and preemptive action is taken when necessary. Encrypted backup files are transmitted over secure connections to a redundant server storage device in a secondary data center. Our data center facilities employ advanced measures to ensure physical integrity, including redundant power and cooling systems and advanced fire and flood prevention.
Compliance and Certifications
Our software services and data are located at independently managed facilities. We require that those vendors obtain third-party security examinations relating to security and data privacy. Statement on Standards for Attestation Engagements, or SSAE, No. 16, Reporting on Controls at a Service Organization, replaced SAS- 70 Type II examinations as the authoritative standard for reporting on service organizations. Our vendors’ SSAE examination is conducted at least every 12 months by an independent third-party auditor, and addresses, among other areas, physical and environmental safeguards for production data centers, data availability and integrity procedures, change management procedures and logical security procedures. We conduct an annual internal audit based upon ISO 27001 principles and criteria that addresses, among other areas, security, data privacy and operational controls.
Strategic Relationships
We have established a number of strategic relationships to deepen and complement our platform and applications. These relationships include health care payers, consulting and implementation services provider and broader health care partners.
Data Collaborations. We work with health plans, pharmacy benefit managers, or PBMs, and dental plans to support our mutual customers. Our partners include many national and regional health plans, PBMs, and dental insurers. These collaborations provide us with claims and other data on behalf of our employer customers. We have developed technologies in collaboration with several payer partners including real-time integrated APIs and our Reference Based Benefits application.
Content and Product Relationships. We have relationships with leading content and product companies that complement our offering by making specialized content and functionality available to our customers. These include a variety of public and private data vendors and organizations. Additionally, we integrate with broader health care partners to provide a more integrated and streamlined experience for our users.
Implementation Relationships. We work directly with our customers to implement our offering and engage consulting firms to supplement our ability to provide customer implementation services and supply our communications services.
Competition
The market for enterprise health care cloud solutions is in an early stage of development, but is rapidly evolving and competitive. We currently face competition from independent third-party tool vendors, such as Change Healthcare Corporation, ClearCost Health, Healthcare Blue Book, HealthSparq Inc. and Truven Health Analytics Inc., as well as from health plans, such as Aetna Inc., Anthem Inc., Cigna Corporation, and United Healthcare Group, Inc. We expect competition to increase as other established and emerging companies enter our industry, as customer requirements evolve, and as new products and technologies are introduced.
The principal competitive factors in our industry include:

•	capability for customization through configuration, integration, security, scalability and reliability of applications;

•	ease of use and rates of user adoption;

•	cloud-based delivery model;

•	breadth and depth of application functionality;

•	competitive and understandable pricing;

•	size of customer base and level of user adoption;

•	depth of access to third-party data sources;

•	ability to integrate with legacy enterprise infrastructures and third-party applications;

•	ability to innovate and respond rapidly to customer needs and regulatory changes;

•	domain expertise in benefits and health care consumerism;

•	accessible on any browser or mobile device;

•	clearly defined implementation timeline;

•	financial stability of the vendor; and

•	customer branding and styling.
While we believe that we compete favorably on the basis of these factors, many of our competitors have longer operating histories, significantly greater financial, technical, marketing, distribution or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the health care industry. As a result, we may not always compare favorably with respect to certain of the above factors. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition may be harmed if we fail to meet these competitive pressures.

Intellectual Property
We rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. In addition, we may not be able to prevent others from developing technology that is similar to, but not the same as our proprietary technology. We generally require employees, consultants, customers, suppliers and partners to execute confidentiality agreements with us that restrict the disclosure of our intellectual property. We also require our employees and consultants to execute invention assignment agreements with us that protect our intellectual property rights.

As of December 31, 2014, we had one issued patent and five patent applications pending in the United States. Our patent expires on July 27, 2031. We own and use trademarks on or in connection with our applications and services, including both unregistered common law marks and issued trademark registrations in the United States. We also have trademark applications pending to register marks in the United States. We have also registered numerous Internet domain names.Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our applications are more essential to establishing and maintaining our technology leadership position.
Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our offering. In addition, policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective.
We expect that we and others in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of applications in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time. Any such claim could pose a substantial distraction to the management of our company. A successful claim of this type may be costly and could require us to spend substantial time and effort in making our offering noninfringing.
Regulatory Environment
Participants in the health care industry are required to comply with extensive and complex U.S. laws and regulations at the federal and state levels. Although many regulatory and governmental requirements do not directly apply to our business, our customers are required to comply with a variety of U.S. laws, and we may be affected by these laws as a result of our contractual obligations. We have attempted to structure our operations to comply with applicable legal requirements, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives.
Health Care Reform
Our business could be affected by changes in health care laws, including without limitation, the Patient Protection and Affordable Care Act, or ACA, which was enacted in March 2010 and is currently in the process of being implemented. ACA is changing how health care services are covered, delivered and reimbursed through expanded coverage of individuals, changes in Medicare program spending and insurance market reforms.
While many of the provisions of ACA and other health care reform legislation will not be directly applicable to us, they may affect the business of many of our customers, which may in turn affect our business. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of ACA or other health care reform on our business model, financial condition, or results of operations, negative changes in the business of our customers and the number of individuals they insure may negatively impact our business.
Requirements Regarding the Privacy and Security of Personal Information
HIPAA and Other Privacy and Security Requirements. There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, collectively HIPAA, establishes privacy and security standards that limit the use and disclosure of protected health information and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Our health plan customers, as well as health care clearinghouses and certain providers with which we may have or may establish business relationships, are covered entities that are regulated under HIPAA. The Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010, significantly expanded HIPAA’s privacy and security requirements. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” which are independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Under HIPAA and our contractual agreements with our customers, we are considered a “business associate” to our customers and thus are directly subject to HIPAA’s privacy and security standards. In order to provide our covered entity clients with services that involve the use or disclosure of protected health information,

HIPAA requires our clients to enter into business associate agreements with us. Such agreements must, among other things, require us to:

•	limit how we will use and disclose the protected health information;

•	implement reasonable administrative, physical and technical safeguards to protect such information from misuse;

•	enter into similar agreements with our agents and subcontractors that have access to the information;

•	report security incidents, breaches and other inappropriate uses or disclosures of the information; and

•	assist the client in question with certain of its duties under the privacy standards.
If we are unable to properly protect the privacy and security of health information entrusted to us, our offering may be perceived as unsecure, we may incur significant liabilities, and customers may curtail their use of or stop using our offering.
In addition to HIPAA regulations, we may be subject to other state and federal privacy laws, including laws that prohibit unfair or deceptive practices and laws that place specific requirements on use of data. We cannot provide assurance regarding how the various privacy and security laws will be interpreted, enforced or applied to our operations.
While we have implemented a privacy and security program, any perception of our practices as unfair or deceptive, whether or not consistent with current regulations and industry practices, may subject us to public criticism, private class actions, reputational harm or claims by regulators, which could disrupt our business and expose us to increased liability.
Data Protection and Breaches. In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of individuals’ personal information of individuals. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA, we must report breaches of unsecured protected health information to our contractual partners within 60 days of discovery of the breach. Notification must also be made to HHS and, in certain circumstances involving large breaches, to the media.
We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with all applicable laws, regulations and contractual requirements regarding the protection of these data and properly responding to any security breaches or incidents. However, we cannot be sure that these safeguards are adequate to protect all personal data or assist us in complying with all applicable laws and regulations regarding the privacy and security of personal data and responding to any security breaches or incidents. Furthermore, in many cases, applicable state laws, including breach notification requirements, are not preempted by the HIPAA privacy and security standards and are subject to interpretation by various courts and other governmental authorities, thereby complicating our compliance efforts. Additionally, state and federal laws regarding deceptive practices may apply to public assurances we give to individuals about the security of services we provide on behalf of our contractual customers.
Other Requirements. In addition to HIPAA, numerous other U.S. state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health information and health care provider information. Some states also are considering new laws and regulations that further protect the confidentiality, privacy and security of medical records or other types of medical information. In many cases, these state laws are not preempted by the HIPAA privacy standards and may be subject to interpretation by various courts and other governmental authorities. Further, Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.

Available Information

You can obtain copies of our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our website at www.castlighthealth.com as soon as reasonably practicable following our filing of any of these reports with the SEC. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $85.9 million, $62.2 million and $35.0 million, during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $217.2 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new applications and services could prevent us from attaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.
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
The enterprise healthcare management software market is new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand and market adoption. Our success depends to a substantial extent on the willingness of employers to increase their use of our Enterprise Healthcare Cloud offering, the ability of our applications to increase employee engagement, as well as on our ability to demonstrate the value of our offering to customers and their employees and to develop new applications that provide value to customers and users. If employers do not perceive the benefits of our offering or our offering does not drive employee engagement, then our market might not develop at all, or it might develop more slowly than we expect, either of which could significantly adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.
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

•	the timing of recognition of revenue, including possible delays in the recognition of revenue due to lengthy and sometimes unpredictable implementation timelines;

•	failure to meet our contractual commitments under service-level agreements with our customers;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	our access to pricing and claims data managed by health plans and other third parties, or changes to the fees we pay for that data;

•
the timing and success of introductions of new applications, services and pricing by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	our ability to attract new customers;

•	customer renewal rates and the timing and terms of customer renewals;

•	network outages or security breaches;

•	the mix of applications and services sold during a period;

•	general economic, industry and market conditions;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and

•	impact of new accounting pronouncements.
We are particularly subject to fluctuations in our quarterly results of operations since the costs associated with entering into customer agreements and implementing our offerings are generally incurred prior to launch, while we generally recognize revenue over the term of the agreement beginning at launch. In addition, some of our contracts with customers provide for one-time bonus payments if our offering achieves certain metrics, such as a certain rate of employee engagement, which may lead to additional fluctuations in our quarterly operating results. In certain contracts, employee engagement may refer to the number of first time registrations by employees of our customers and in other cases it may refer to return usage of our applications by employees. Any fluctuations in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our Class B common stock.
If we fail to manage our rapid growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to implement our business strategy.

We have experienced rapid growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 287 full-time employees at December 31, 2013 to 345 full-time employees at December 31, 2014. We have increased the size of our customer base from 106 customers at December 31, 2013 to 168 customers at December 31, 2014 and our revenue has increased from $13.0 million for the year ended December 31, 2013 to $45.6 million for the year ended December 31, 2014. We anticipate that we will continue to rapidly expand our operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters are located in the San Francisco Bay Area.
A key aspect to managing our growth is our ability to scale our capabilities to implement our offering satisfactorily with respect to both large and demanding enterprise customers, who currently comprise the substantial majority of our customer base, as well as smaller customers. Large customers often require specific features or functions unique to their particular business processes, which at a time of rapid growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our offering to our customers in a timely manner. We may also need to make further investments in our technology and automate portions of our offering or services to decrease our costs, particularly as we grow sales of our Enterprise Healthcare Cloud to smaller customers. If we are unable to address the needs of our customers or their employees, or our customers or their employees are unsatisfied with the quality of our offering or services, they may not renew their agreements, seek to cancel or terminate their relationship with us or renew on less favorable terms.
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
We devote significant resources and incur significant upfront costs to establish relationships with our customers and implement our offering and related services, particularly in the case of large enterprises that, often request or require specific features or functions unique to their particular business processes. Accordingly, our operating results will depend in substantial part on our ability to deliver a successful customer experience and persuade our customers to maintain and grow their relationship with us over time. For example, if we are not successful in implementing our offering or delivering a successful customer experience, a customer could terminate or fail to renew their agreement with us, we would lose or be unable to recoup the significant upfront costs that we had expended on such customer and our operating results would suffer. As we are growing rapidly, our customer acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability.
Our ability to deliver our full offering to customers depends in substantial part on our ability to access pricing and claims data managed by a limited number of health plans and other third parties.
In order to deliver the full functionality offered by our Enterprise Healthcare Cloud, we need access, on behalf of our customers, to sources of pricing and claims data, much of which is managed by a limited number of health plans and other third parties. We have developed various long-term and short-term data-sharing relationships with certain health plans and other third parties, including most, but not all, of the largest health plans in the United States. We are limited in our ability to offer the full functionality of our offering to customers of health plans with whom we do not have a data-sharing arrangement.

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
The health plans and other third parties that we currently work with may, in the future, change their position and limit or eliminate our access to pricing and claims data, increase the costs charged to us for access to data, provide data to us in more limited or less useful formats, or restrict our permitted uses of data. Furthermore, some health plans have developed or are developing their own proprietary price and quality estimation tools and may perceive continued cooperation with us as a competitive disadvantage and choose to limit or discontinue our access to pricing and claims data. Failure to continue to maintain and expand our access to pricing and claims data may adversely impact our ability to continue to serve existing customers and expand our offering to new customers.
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
In addition, a significant number of our customer agreements allow customers to terminate such agreements for convenience at certain times, typically with one to three months advance notice. We typically incur the expenses associated with integrating a customer’s data into our health care database and related training and support prior to recognizing meaningful revenue from such customer. Customer subscription revenue is not recognized until our applications are implemented for launch, which is generally from three to nine months from contract signing. If a customer terminates its agreement early and revenue and cash flows expected from a customer are not realized in the time period expected or not realized at all, our business, operating results and financial condition could be adversely affected.
A significant portion of our revenue comes from a limited number of customers, the loss of which would adversely affect our financial results.
Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the year ended December 31, 2014, the Administrative Committee of the Wal-Mart Stores, Inc., Associates’ Health and Welfare Plan represented approximately 14% of our total revenue. In addition, in our year ended December 31, 2014, our top 10 customers by revenue accounted for 46% of our total revenue. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.
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
The sales cycle for our Enterprise Healthcare Cloud offering, from initial contact with a potential lead to contract execution and implementation, varies widely by customer, ranging from three to 24 months. Some of our customers undertake a significant and prolonged evaluation process, including whether our offering meets a customer’s unique health care needs, that frequently involves not only our offering but also those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our offering. Moreover, our large enterprise customers often begin to deploy our service on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment. It is possible that in the future we may experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force and thereby increase the percentage of our sales personnel with less experience in selling our service, expand into new territories and add additional applications and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our operating results may be harmed.

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
To date we have derived a substantial majority of our revenue from sales of our Castlight Medical application, and our longer-term operating results and continued growth depend in part on our ability to successfully develop and sell new applications and services that our customers want and are willing to purchase. In addition to our Castlight Medical application, we have recently introduced a number of new applications, such as our Castlight Pharmacy, Castlight Rewards, Castlight Reference Based Benefits, and Castlight Dental, but it is uncertain whether these applications and services will result in significant revenue or comprise a significant portion of our total revenue. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing offering and introduce new high quality applications and services. If existing customers are not willing to make additional payments for such new applications, or if new customers do not value such new applications, our business and operating results may be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively brought to market.
We operate in a competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed.
While the Enterprise Healthcare Cloud market is in an early stage of development, the market is competitive and we expect it to attract increased competition, which could make it hard for us to succeed. We currently face competition for sub-components of our offering from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include but are not limited to Change Healthcare Corporation, ClearCost Health, Healthcare Bluebook, HealthSparq and Truven Health Analytics Inc. In addition, large, well-financed health plans, with whom we cooperate and on whom we depend in order to obtain the pricing and claims data we need to deliver our offering to customers, have in some cases developed their own cost and quality estimation tools and provide these solutions to their customers at discounted prices or often for free. These health plans include, for example, Aetna Inc., Anthem, Inc., Cigna Corporation, and UnitedHealth Group, Inc. Competition from specialized software and solution providers, health plans and other parties may result in pricing pressure, which may lead to price decline in certain product segments, which could negatively impact our sales, profitability and market share. In addition, if health plans perceive continued cooperation with us as a threat to their business interests, they may take steps that impair our access to pricing and claims data, or that otherwise make it more difficult or costly for us to deliver our offering to customers.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2014 and 2013, our net cash used in operating activities was $54.6 million and $50.1 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, during the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.
Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we discover additional problems that prevent our proprietary applications from operating properly. We are currently implementing software with respect to a number of new applications and services, including our Castlight Pharmacy, Castlight Rewards, Castlight Reference Based Benefits, and Castlight Dental. If our offering does not function reliably or fails to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients.
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
Our customers have a variety of different data formats, enterprise applications and infrastructure and our offering must support our customers’ data formats and integrate with complex enterprise applications and infrastructures. If our platform does not currently support a customer’s required data format or appropriately integrate with a customer’s applications and infrastructure, then we must configure our platform to do so, which increases our expenses. Additionally, we do not control our customers’ implementation schedules. As a result, if our customers do not allocate internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. Further, our implementation capacity has at times constrained our ability to successfully implement our offering for our customers in a timely manner, particularly during periods of high demand. If the customer implementation process is not executed successfully or if execution is delayed, we could incur significant costs, customers could become dissatisfied and decide not to increase usage of our offering, or not to use our offering beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. Our data dependencies and implementation procedures differ for each new product that we launch. Accordingly, our ability to convert sales of new products into billings and revenue depends on our ability to create a scalable launch infrastructure in each case. In addition, competitors with more efficient operating models with lower implementation costs could penetrate our customer relationships.
Additionally, large and demanding enterprise customers, who currently comprise the majority of our customer base, may request or require specific features or functions unique to their particular business processes, which increase our upfront investment in sales and deployment efforts and the revenue resulting from the customers under our typical contract length may not cover the upfront investments. If prospective large customers require specific features or functions that we do not offer, then the market for our offering will be more limited and our business could suffer.
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
We provide our Enterprise Healthcare Cloud through computer hardware that is currently located in two third-party data centers in Colorado and Arizona, each of which are operated by the same IT hosting company. While we control and have access to our servers and all of the components of our network that are located in these external data centers, we do not control the operation of these facilities. The owner of our data centers has no obligation to renew the agreements with us on commercially reasonable terms, or at all. If we are unable to renew these types of agreements on commercially reasonable terms, or if our data center operator is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
Problems faced by our third-party data center locations could adversely affect the experience of our customers. The operator of the data centers could decide to close the facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by the operator of the data centers or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers or any disruptions or other performance problems with our product offering could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenue, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to potential liability or adversely affect our renewal rates.
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

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees or key subcontractor services could adversely affect our business.
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
To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for engineers with high levels of experience in designing and developing software and Internet-related services, particularly in the San Francisco Bay Area where we are located. We might not be successful in maintaining our unique culture and continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with Software-as-a-Service, or SaaS, experience or experience working with the health care market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have. We supplement our hired skilled personnel through the use of subcontractors, particularly in the area of research and development, a significant portion of which perform services outside of the United States. If these subcontractors cease to perform services for us for any reason, our ability to meet our development goals may be impaired, and our business and future growth prospects could be severely harmed.
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
The market price of our Class B common stock has fluctuated significantly since our public offering and may continue to fluctuate. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors, many of which are beyond our control, that could cause additional fluctuations in the market price of our Class B common stock include the following:

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
Because of our dual class common stock structure, the holders of our Class A common stock, who consist of our founders, directors, executives, employees, will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As of December 31, 2014, our executive officers and directors and their affiliates own 37.2% of our outstanding Class A common stock and Class B Common Stock, combined. However, because of our dual class common stock structure our executive officers and directors and their affiliates have 54.7% of the total votes in each of the matters identified in the list above. This concentrated control by our Class A common stockholders will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

•
in certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. The holders of our Class A common stock own 64.5% and the holders of our Class B common stock own 35.5% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 94.8% and holders of our Class B common stock have 5.2% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A common stock and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have 64.5% and holders of our Class B common stock have 35.5% of the total votes.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in San Francisco, California, where we occupy facilities totaling approximately 32,571 square feet under a sublease which expires in 2017 and another facility totaling approximately 13,459 square feet under a sublease which expires in 2015. We use these facilities for administration, sales and marketing, research and development, engineering, customer support and professional services. We believe that our existing facilities are adequate to meet our current needs, and we intend to procure additional space as needed as we add employees and expand our operations. We believe that, if required, suitable additional or substitute space would be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings
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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
(a) Market Information for Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol “CSLT.”
The following table sets forth for the period beginning on March 14, 2014 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2014 the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2014
First Quarter (from March 14, 2014)	$41.95	$20.40
Second Quarter	24.95	10.05
Third Quarter	$16.50	$10.56
Fourth Quarter	$13.44	$10.76

Dividend Policy
We have never declared or paid dividends on our capital stock. We do not expect to pay dividends on our capital stock for the foreseeable future. Instead, we anticipate that all of our earnings, if any, will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors.
Stockholders
As of December 31, 2014, there were 85 stockholders of record of our Class A common stock (not including beneficial holders of stock held in street names), as well as 17 stockholders of record of our Class B common stock (not including beneficial holders of stock held in street names).
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Composite Index and the Standard & Poor Systems Software Index for the period beginning on March 14, 2014 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2014, assuming an initial investment of $100. Data for the NYSE Composite Index and the Standard & Poor Systems Software Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	3/2014	4/2014	5/2014	6/2014	7/2014	8/2014	9/2014	10/2014	11/2014	12/2014
Castlight Health, Inc.	100.00	$40.7	$39.2	$43.1	$37.4	$30.2	$33.5	$29.3	$29.8	$29.3
NYSE Composite	100.00	$99.4	$102.6	$105.2	$107.4	$106.2	$107.8	$102.0	$110.8	$108.1
S&P Supercomposite Application Software Index	100.00	$91.9	$92.4	$98.2	$101.0	$101.0	$103.1	$95.6	$110.1	$106.2

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
(c) Issuer Purchases of Equity Securities
None.

Item 6. Selected Consolidated Financial Data
The following tables present selected historical consolidated financial data for our business. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and other information included elsewhere in this prospectus.
We derived the consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013, from our audited consolidated financial statements and the notes thereto included in Part IV, Item 15 in this Annual Report on Form 10-K. We derived the consolidated statement of operations data for the year ended December 31, 2011 and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements that are not included in this Annual Report on 10-K.  Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$41,602	$11,655	$3,395	$1,569
Professional services	4,003	1,318	759	306
Total revenue	45,605	12,973	4,154	1,875
Cost of revenue(1):
Cost of subscription	10,472	6,246	3,242	1,210
Cost of professional services	17,300	11,058	5,286	1,068
Total cost of revenue	27,772	17,304	8,528	2,278
Gross loss	17,833	(4,331)	(4,374)	(403)
Operating expenses:
Sales and marketing(1)	62,065	33,742	15,829	5,978
Research and development(1)	22,917	15,219	9,718	10,157
General and administrative(1)	19,009	9,047	5,212	3,563
Total operating expenses	103,991	58,008	30,759	19,698
Operating loss	(86,158)	(62,339)	(35,133)	(20,101)
Other income, net	218	157	129	181
Net loss	$(85,940)	$(62,182)	$(35,004)	$(19,920)
Net loss per share, basic and diluted(2)	$(1.16)	$(6.28)	$(4.44)	$(3.27)
Weighted-average shares used to compute basic and diluted net loss per share(2)	74,381	9,895	7,885	6,093

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$1,400	$125	$107	$12
Sales and marketing	5,933	919	551	335
Research and development	2,556	603	242	302
General and administrative	4,312	780	411	333

(2)
Net loss per share is computed by dividing net loss by the weighted-average number of shares of our common stock outstanding during the period, less the weighted-average unvested shares of common stock subject to repurchase.

	As of December 31,
	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$17,425	$25,154	$42,534	$23,280
Marketable securities	175,057	42,017	77,612	25,968
Working capital	170,559	54,944	115,389	48,521
Property and equipment, net	3,630	2,631	1,136	328
Total assets	223,274	83,517	128,148	51,614
Total deferred revenue	27,360	11,473	4,205	865
Total liabilities	47,084	27,444	13,113	3,108
Convertible preferred stock	—	180,423	180,423	80,572
Total stockholders’ equity (deficit)	176,190	(124,350)	(65,388)	(32,066)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of this filing. Some of the information contained in this discussion and analysis or set forth elsewhere in this filing, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this filing for a discussion of important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements contained in the following discussion and analysis.

Overview
Castlight is a pioneer in a new category of cloud-based software that enables enterprises to understand and manage health care spending as a strategic business investment, and help employees and their families make more informed medical decisions based on factors such as cost, quality and patient experience. Our Enterprise Healthcare Cloud allows our customers to conquer the complexity of the existing health care system by providing personalized, actionable information to their employees, implementing technology-enabled benefit designs and integrating disparate systems and applications. Our comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data transparent and useful. We deploy consumer-oriented applications that deliver strong employee engagement and enable employers to integrate disparate benefit programs into one platform available to employees and their families.
Since our inception in 2008, we have been committed to improving the efficiency of the U.S. healthcare industry. From 2008 to 2010, we focused our efforts on research and development to build our consumer healthcare database, our analytic capabilities and the initial version of our cloud-based application, Castlight Medical. After its release in 2010, we have continued to enhance that application, as well as release Castlight Pharmacy, Castlight Rewards, Castlight Reference Based Benefits and Castlight Dental. These applications are delivered to our customers, and their employees and families, via our cloud-based offering and leverage consumer-oriented design principles that drive engagement and ease of use.

We market and sell our Enterprise Healthcare Cloud offering to self-insured companies in a broad range of industries and governmental entities. As of December 31, 2014, we had 168 signed customers, of which 115 customers have implemented our offering, which we refer to as launched customers. In comparison, we had 106 signed customers, including 48 launched customers, as of December 31, 2013. Our customers as of December 31, 2014 included 45 Fortune 500 companies and collectively represent millions of eligible employees and their adult dependents. We sell our offering solely in the United States, and we market to our customers and potential customers primarily through our direct sales force.
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
Key Factors Affecting Our Performance
Sale of Additional Applications. Our revenue growth rate and long-term profitability are affected by our ability to sell additional applications to our customer base. To date, a substantial majority of our revenue has come from sales of subscriptions of Castlight Medical. We believe that there is a significant opportunity to sell subscriptions to other applications as our customers become more familiar with our offering and seek to address additional needs.
Annual Net Dollar Retention Rate and Average Annual Revenue. We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Because we typically enter into long-term contracts with our customers, only a small percentage of our customer agreements have reached the end of their original terms and, as a result, we have not observed a large enough sample of renewals to derive meaningful conclusions. Based on our limited experience, we observed an annual net dollar retention rate of 103% for our signed customer base, for the year ended December 31, 2014. Additionally, our average annual revenue per launched customer grew approximately 17% for the year ended December 31, 2014 compared to the year ended December 31, 2013. We calculate annual net dollar retention rate for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. We calculate annualized subscription contract value for each customer as the expected monthly recurring revenue of our customers multiplied by 12. Recurring revenue excludes one-time fees. We calculate average annual revenue per launched customer for a given period, as the annualized revenue as of the last day of the year, divided by average customers launched during the same period.
Implementation Timelines. Our ability to convert backlog into revenue and improve our gross margin depends on how quickly we complete customer implementations. Our implementation timelines vary from customer to customer based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. Our implementation timelines for Castlight Medical are typically three to nine months after entering into an agreement with a customer. Our implementation timelines for our other applications typically range from approximately six months to longer than twelve months.

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
Seasonality. A significantly higher proportion of our customers enter into new subscription agreements with us or renew previous agreements in the third and fourth quarters of the year compared to the first and second quarters. This seasonality is related to the employee benefits cycle, as customers typically want to make our applications available at the beginning of a new benefits year, which generally occurs in the first quarter. This seasonality is not immediately apparent in our revenue because we do not begin recognizing revenue from new customer agreements until we have implemented our offering, based on the implementation timelines discussed above. Therefore, revenue recognized in any quarter is primarily from customer agreements entered into in prior quarters. In addition, the mix of customers paying monthly, quarterly, or annually varies from quarter to quarter and impacts our deferred revenue balance. As a result of variability in our billing and implementation timelines, the deferred revenue balance does not represent the total value of our customer contracts, nor do changes in deferred revenue serve as a reliable indicator of our future subscription revenue.
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
We recognize subscription fees on a straight-line basis ratably over the contract term beginning when our applications are implemented and ready for launch, which is based on the implementation timelines discussed above. Our customer agreements generally have a term of three years. We generally invoice our customers in advance on a monthly, quarterly or annual basis. Amounts that have been invoiced are initially recorded as deferred revenue. Amounts that have not been invoiced are not reflected in our consolidated financial statements. We generally invoice our implementation services upon contract signing on a fixed-fee basis, which is generally when we commence work.
As a result of variability in our billing terms, the deferred revenue balance does not represent the total value of our customer contracts, nor do changes in deferred revenue serve as a reliable indicator of our future subscription revenue in a given period. The weighted average billing term for customers that we billed in 2014 was 5.5 months compared with 6.1 months for customers that we billed in 2013. The cumulative weighted average billing term for all customers signed as of December 31, 2014 was 5.3 months compared to 5.4 months as of December 31, 2013.
Costs and Operating Expenses
Cost of Revenue. Cost of revenue consists of the cost of subscription revenue and cost of professional services revenue.
Cost of subscription revenue primarily consists of data fees, employee-related expenses (including salaries, benefits and stock-based compensation) related to hosting costs of our cloud-based service, cost of subcontractors, expenses for service delivery (which includes call center support), allocated overhead, the costs of data center capacity, amortization of internal-use software and depreciation of owned computer equipment and software.
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
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses (including salaries, sales commissions and bonuses, benefits and stock-based compensation), travel-related expenses and marketing programs. Commissions earned by our sales force that can be associated specifically with the non-cancellable portion of a subscription contract are deferred and amortized over the non-cancellable period. Accordingly, commission expense can be materially impacted by changes in the termination provisions of customer contracts that we execute in a given period compared with previous periods.

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
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012

Revenue:
Subscription	91%	90%	82%
Professional services	9%	10%	18%
Total revenue	100%	100%	100%
Cost of revenue:
Cost of subscription	23%	48%	78%
Cost of professional services	38%	85%	127%
Total cost of revenue	61%	133%	205%
Gross margin (loss) percentage	39%	(33)%	(105)%
Operating expenses:
Sales and marketing	136%	260%	381%
Research and development	50%	117%	234%
General and administrative	42%	70%	125%
Total operating expenses	228%	447%	740%
Operating loss	(189)%	(480)%	(845)%
Other income, net	—%	1%	2%
Net loss	(189)%	(479)%	(843)%

Revenue

	Year Ended December 31,
	2014	2013	2012	2013 to 2014 % change	2012 to 2013 %change

Revenue:
Subscription	$41,602	$11,655	$3,395	257%	243%
Professional services	4,003	1,318	759	204%	74%
Total revenue	$45,605	$12,973	$4,154	252%	212%

2014 compared to 2013
Total revenue for the year ended December 31, 2014, increased $32.6 million, or 252%. The increase in total revenue was primarily attributable to revenue from customers launched during the year as well as incremental revenue from customers launched in the prior year. We had 115 launched customers at the end of 2014 compared with 48 launched customers at the end of 2013. Customers launched in 2014 and 2013 contributed to 48% and 55%, of total revenue in the respective years. Increase in annual bookings also contributed to the increase in revenue. Annual bookings, which is defined as the estimated total billings from contract execution through one year after launch for all sales to new and existing customers during a calendar year, was $44.3 million for the year ended December 31, 2014 compared to $32.4 million for the year ended December 31, 2013.
2013 compared to 2012
Total revenue for the year ended December 31, 2013, increased $8.8 million, or 212%. The increase in total revenue was primarily attributable to revenue from customers launched during 2013 as well as incremental revenue from customers launched in 2012. We had 48 launched customers at the end of 2013 compared with 15 launched customers at the end of 2012. Customers launched in 2013 and 2012 contributed to 55% and 52% of total revenue in the respective years.

Costs and Operating Expenses

	Year Ended December 31,
	2014	2013	2012	2013 to 2014 % change	2012 to 2013 %change

Cost of revenue:
Subscription	$10,472	$6,246	$3,242	68%	93%
Professional services	17,300	11,058	5,286	56%	109%
Total cost of revenue	$27,772	$17,304	$8,528	60%	103%
Gross margin (loss) percentage
Subscription	75%	46%	5%
Professional services	(332)%	(739)%	(596)%
Total gross margin (loss) percentage	39%	(33)%	(105)%
Gross profit (loss)	$17,833	$(4,331)	$(4,374)	(512)%	(1)%
2014 compared to 2013

Cost of subscription revenue increased $4.2 million or 68% primarily due to increased data and infrastructure costs and increased customer support related to our growing customer base. Data and infrastructure costs accounted for $2.9 million of the increase and customer support costs increased $1.0 million in 2014 compared with the prior year.
Cost of professional services revenue increased $6.2 million or 56% primarily due to more than a 100% increase in the number of implementations we completed during 2014. Employee-related expenses accounted for $2.7 million of the increase and third party services costs increased $3.0 million in 2014 compared with the prior year. The impact of the increase in launch activity was partially offset by efficiencies we derived from improved processes and automation related to our implementations of our Castlight Medical product during 2014.
2013 compared to 2012
Cost of subscription revenue increased $3.0 million or 93% primarily due to $2.5 million increase in data and infrastructure costs, as we continue to support our growing customer base.
Cost of professional services revenue increased $5.8 million or 109% primarily due to employee-related costs we incurred to support an increase in the number of customer implementations in 2013 compared with 2012.
Overall gross margin blends the effects of the gross margins derived from subscription revenues and the gross losses generated from professional services. Gross margin for the year ended December 31, 2014 improved from a gross loss for the year ended December 31, 2013, primarily as the cost of subscription revenue as a percentage of total revenue continues to decrease over time, as a number of the associated costs, such as costs associated with data acquisition, include fixed elements. Improvements in overall gross margin for the year ended December 31, 2014 were primarily attributable to specific and durable cost reductions in the year, such as our efforts to reduce customization for launches, and the continued growth in the number of launched customers in relation to customers in the implementation phase.

Historically, we have viewed the gross losses we incur on customer implementations as a strategic investment in customer satisfaction. As Castlight’s solutions have become more established in the market we have reduced discounting of professional services, which should contribute to improving gross margins over time. To reach our long-term gross margin goal of 70 to 75% we plan to continue to grow our base of high margin subscription revenues and also improve the margin profile of our professional services offerings.
Sales and Marketing

	Year Ended December 31,
	2014	2013	2012	2013 to 2014 % change	2012 to 2013 % change

Sales and marketing	$62,065	$33,742	$15,829	84%	113%
2014 compared to 2013
Sales and marketing increased $28.3 million or 84% primarily attributable to a $17.7 million increase in employee-related expenses as we continued to expand our sales force to address new opportunities and grow our customer base. The increase was also driven by an increase of $6.4 million in marketing expenses, primarily attributable to the Castlight Enterprise Healthcare Cloud Summit and public relation events such as the HR Technology Conference and Exposition, that enabled us to engage with human resources executives, benefits leaders and other decision-makers. The increase was also attributable to a $2.6 million expense associated with warrants granted in December 2013 to a third-party service provider and $1.1 million in travel and entertainment expenses.
2013 compared to 2012
Sales and marketing increased $17.9 million or 113% primarily attributable to an $11.3 million increase in employee-related expenses as we continued to expand our sales force to address new opportunities and grow our customer base. The increase was also driven by an increase of $2.6 million in brand and product marketing costs and an increase of $1.2 million for travel and entertainment expense.

Research and Development

	Year Ended December 31,
	2014	2013	2012	2013 to 2014 % change	2012 to 2013 % change

Research and development	$22,917	$15,219	$9,718	51%	57%
2014 compared to 2013
Research and development expense increased $7.7 million or 51% primarily attributable to a $5.6 million increase in employee-related expenses as we continued to hire engineering talent to drive innovation and new products, and a $0.9 million increase in expenses related to the use of sub-contractors to assist in our development efforts, such as our monthly releases of new features and functionality on existing products, development of implementation tools and new products like Castlight Dental.
2013 compared to 2012
Research and development expense increased $5.5 million or 57% primarily attributable to a $5.2 million increase in employee-related expenses as we continued to hire engineering talent to drive innovation and new products.
General and Administrative

	Year Ended December 31,
	2014	2013	2012	2013 to 2014 % change	2012 to 2013 % change

General and administrative	$19,009	$9,047	$5,212	110%	74%
2014 compared to 2013
General and administrative expense increased $10.0 million or 110% primarily attributable to an $8.2 million increase in employee-related expenses associated with an increase in personnel and a $1.4 million increase in accounting and legal services to support the growth of our business and public company infrastructure.
2013 compared to 2012
General and administrative expense increased $3.8 million or 74% primarily attributable to a $1.8 million increase in employee-related expenses which were primarily associated with $1.4 million in sub-contractor costs and higher professional fees of $0.7 million for accounting and legal services to support the growth of our business.
Liquidity and Capital Resources

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash used in operating activities	$(54,637)	$(50,064)	$(29,325)
Net cash (used in) provided by investing activities	(142,548)	32,260	(51,504)
Net cash provided by financing activities	189,456	424	100,083
Net (decrease) increase in cash and cash equivalents	$(7,729)	$(17,380)	$19,254

As of December 31, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $198.7 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
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
Operating Activities
For the year ended December 31, 2014, cash used in operating activities was $54.6 million. The negative cash flows resulted primarily from our net loss of $85.9 million, adjusted for $23.8 million in non-cash expenses that primarily included stock-based compensation of $14.2 million, warrant expense of $2.6 million and amortization of deferred commissions of $4.1 million. Working capital uses of cash included an increase in accounts receivable of $6.0 million primarily as a result of overall growth of our business and in part related to the timing of billings and collections. Deferred commissions also increased by $4.9 million pertaining to the non-cancellable portion of contracts signed in the year, as we increased our customer base from 106 in 2013 to 168 at the end of 2014. These increases were offset by an increase in deferred revenue of $15.9 million, as a result of contracts signed in the period with associated upfront fees.
For the year ended December 31, 2013, cash used in operating activities was $50.1 million. The negative cash flows resulted primarily from our net loss of $62.2 million, adjusted for $6.5 million in non-cash expenses that primarily included stock-based compensation of $2.4 million and amortization of deferred commissions of $2.5 million. Working capital uses of cash included an increase in deferred commissions of $5.0 million, pertaining to the non-cancellable portion of contracts signed in the year, as we increased our customer base from 47 in 2012 to 106 at the end of 2013. These increases were offset by an increase in deferred revenue of $7.3 million, as a result of contracts signed in the period with associated upfront fees.
For the year ended December 31, 2012, cash used in operating activities was $29.3 million. The negative cash flows resulted primarily from our net loss of $35.0 million, adjusted for $2.1 million in non-cash expenses that primarily included stock-based compensation of $1.3 million. Working capital uses of cash included an increase in deferred commissions of $3.0 million, pertaining to the non-cancellable portion of contracts signed in the year. These increases were offset by an increase in deferred revenue of $3.3 million and increase in accrued compensation of $4.6 million. The increase in deferred revenue was as a result of contracts signed in the period with associated upfront fees. The increase in accrued compensation was as a result of bonus incentive program that the company had introduced in the prior year.

Investing Activities
Cash (used in) or provided by investing activities for the year ended December 31, 2014, December 31, 2013, and December 31, 2012 was $(142.5) million, $32.3 million, and $(51.5) million respectively. This was primarily the result of the timing of purchases, sales and maturities of marketable securities, during these periods. Following the initial public offering of our Class B common stock in March 2014, we purchased a significant amount of marketable securities.
Financing Activities
For the year ended December 31, 2014, financing activities provided $189.5 million, primarily due to the proceeds from our initial public offering of Class B common stock. For the year ended December 31, 2013, cash provided by financing activities was not significant. For the year ended December 31, 2012, cash provided by financing activities was $100.1 million, primarily attributable to $99.9 million net proceeds from our issuance of the Series D convertible preferred stock.
Backlog
We have generally signed multiple-year subscription contracts for our cloud-based subscription services. The timing of our invoices to the customer is a negotiated term and thus varies among our subscription contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing for implementation work that is deferred followed by subsequent annual, quarterly or monthly invoices, once we launch a customer, which is when our product is usable by the customer. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be backlog. The amount of our total backlog for subscription and professional services contracts, which we define as including both cancellable and non-cancellable portions of our customer agreements that we have not yet billed, was approximately $162.0 million as of December 31, 2014 and $108.7 million as of December 31, 2013. Our total backlog does not take into account contractual provisions that give customers a right to terminate their agreements with us. The amount of our backlog for subscription and professional services contracts was approximately $60.9 million at December 31, 2014 and $50.9 million as of December 31, 2013, respectively, for the non-cancellable portions of our customer agreements that we have not yet billed. We fulfill backlog associated with a customer contract when the customer implementation process is complete. Our implementation timelines can vary between three and nine months for Castlight Medical and from six to longer than twelve months for our other applications, based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer and therefore, are subject to significant uncertainties, which can have a material impact on our total backlog and non-cancellable backlog that we fulfill in the current year.
We expect that the amount of our backlog relative to the total value of our contracts will change from period to period for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of large customer subscription agreements, varying invoicing cycles of subscription agreements, potential customer upsells dependent on our customer agreements, the specific timing of customer renewal and changes in customer financial circumstances. Accordingly, we believe that fluctuations in our backlog may not be a reliable indicator of our future revenue.
Contractual Obligations and Commitments
Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity. As of December 31, 2014, the future non-cancellable minimum payments under these commitments were as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases for facilities(1)	$3,000	$1,325	$1,675	$—	$—
Data center costs(2)	612	369	243	—	—
Total	3,612	1,694	1,918	—	—

(1)	Operating leases for facilities space represents our principal commitments, which consists of obligations under leases for office space.

(2)	Data center costs represent costs associated with service agreements for our data centers in Colorado and Arizona.
Our existing lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised these options. Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude purchase orders for goods and services. Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
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

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We believe that of our significant accounting policies, which are described in Note 2 to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies that we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
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
Our subscription and professional service arrangements do not contain refund provisions for fees earned related to services performed. We do, however, have commitments under service-level agreements, as discussed under "Warranties and Indemnification" in the Notes to Consolidated Financial Statements.
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
We determine BESP for our deliverables by considering our overall pricing objectives and market conditions. This includes evaluating our pricing practices, our list prices, the size of our transactions, historical sales and our go-to-market strategy. The determination of BESP is made through consultation with and approval by management. For financial statement presentation purposes, we allocate the fees from our combined units of accounting to subscription and professional services based upon their relative selling price.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with the non-cancellable portion of cloud-based subscription service contracts with customers and consist of sales commissions paid to our direct sales force. The commissions are deferred and amortized over the non-cancellable terms of the related contracts. The deferred commission amounts are recoverable through the future revenue streams under the non-cancellable customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee, consultant and non-employee director stock option awards, is measured and recognized in the financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The stock-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four years. For restricted stock units, fair value is based on the closing price of our Class B common stock on the grant date.
Our option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

 Volatility. We determine the price volatility factor based on the historical volatilities of our peer group as we do not have a sufficient trading history for our common stock. To determine our peer group of companies, we consider public enterprise cloud-based application providers and health information systems companies and select those that are similar to us with regards to nature of business, customer base, service offerings and markets served. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

 Expected Life. The expected life represents the period that our stock-based awards are expected to be outstanding. We determined the expected life assumption based on the vesting terms, exercise terms and contractual terms of the options.

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the options for each option group.

 Dividend Yield. We have not paid and do not plan to pay cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero.

 Fair Value of Common Stock. Prior to our initial public offering in March 2014, our board of directors considered numerous objective and subjective factors to determine the fair value of our Class A common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of Class A common stock performed by unrelated third-party specialists; (ii) the prices for our Preferred Stock sold to outside investors; (iii) the rights, preferences and privileges of our Preferred Stock relative to our Class A common stock; (iv) the lack of marketability of our Class A common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our Company, given prevailing market conditions.

Since our initial public offering, we have used the market closing price for our Class B common stock as reported on the New York Stock Exchange to determine the fair value of our common stock.

The following table summarizes the assumptions relating to our stock options as follows:

	Year Ended December 31,
	2014	2013	2012
Volatility	60%	57.8%-60%	60%-63%
Expected life (in years)	5.0-6.3	5.0-7.2	5.0-6.5
Risk-free interest rate	1.53%-2.05%	0.7%-1.8%	0.6%-1.1%
Dividend yield	—	—	—
Weighted-average fair value of underlying common stock	$14.74	$3.02	$1.05
In addition to assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Adoption of New and Recently Issued Accounting Pronouncements

Please refer to Note 2 of the Notes to the Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $198.7 million at December 31, 2014 and $67.2 million as of December 31, 2013. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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

An immediate increase of 100-basis points in interest rates would have resulted in a $1.0 million market value reduction in our investment portfolio as of December 31, 2014. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.3 million as of December 31, 2014. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Castlight Health, Inc.
We have audited the accompanying consolidated balance sheets of Castlight Health, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ (deficit)/equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Castlight Health, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP

San Francisco, California
March 12, 2015

CASTLIGHT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$17,425	$25,154
Marketable securities	175,057	42,017
Accounts receivable, net	11,097	5,065
Deferred commissions	3,675	3,648
Prepaid expenses and other current assets	3,476	1,583
Total current assets	210,730	77,467
Property and equipment, net	3,630	2,631
Marketable securities, noncurrent	6,220	—
Restricted cash, noncurrent	—	101
Deferred commissions, noncurrent	2,563	1,821
Other assets	131	1,497
Total assets	$223,274	$83,517
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,217	$2,536
Accrued expenses and other current liabilities	5,791	4,998
Accrued compensation	10,455	8,064
Deferred revenue	20,708	6,925
Total current liabilities	40,171	22,523
Deferred revenue, noncurrent	6,652	4,548
Other liabilities, noncurrent	261	373
Total liabilities	47,084	27,444
Commitments and contingencies
Convertible preferred stock, $0.0001 par value; no and 64,475,662 shares authorized as of December 31, 2014 and 2013; no and 64,475,633 shares issued and outstanding as of December 31, 2014 and 2013	—	180,423
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and no shares authorized as of December 31, 2014 and 2013; no shares issued and outstanding as of December 31, 2014 and 2013	—	—
Class A common stock, $0.0001 par value; 200,000,000 and 95,000,000 shares authorized as of December 31, 2014 and 2013; 58,862,574 and 10,994,074 shares issued and outstanding as of December 31, 2014 and 2013 (including no and 185,000 shares subject to repurchase, legally issued and outstanding, as of December 31, 2014 and 2013)	6	1
Class B common stock, $0.0001 par value; 800,000,000 and 95,000,000 shares authorized as of December 31, 2014 and 2013; 32,328,809 and no shares issued and outstanding as of December 31, 2014 and 2013	3	—
Additional paid-in capital	393,397	6,885
Accumulated other comprehensive loss	(40)	—
Accumulated deficit	(217,176)	(131,236)
Total stockholders’ equity (deficit)	176,190	(124,350)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$223,274	$83,517
See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Subscription	$41,602	$11,655	$3,395
Professional services	4,003	1,318	759
Total revenue	45,605	12,973	4,154
Cost of revenue:
Cost of subscription (1)	10,472	6,246	3,242
Cost of professional services (1)	17,300	11,058	5,286
Total cost of revenue	27,772	17,304	8,528
Gross profit (loss)	17,833	(4,331)	(4,374)
Operating expenses:
Sales and marketing (1)	62,065	33,742	15,829
Research and development (1)	22,917	15,219	9,718
General and administrative (1)	19,009	9,047	5,212
Total operating expenses	103,991	58,008	30,759
Operating loss	(86,158)	(62,339)	(35,133)
Other income, net	218	157	129
Net loss	$(85,940)	$(62,182)	$(35,004)
Net loss per share, basic and diluted	$(1.16)	$(6.28)	$(4.44)
Weighted-average shares used to compute basic and diluted net loss per share	74,381	9,895	7,885
_______________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012
Cost of revenue:
Cost of subscription	$180	$5	$2
Cost of professional services	1,220	120	105
Sales and marketing	5,933	919	551
Research and development	2,556	603	242
General and administrative	4,312	780	411

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net loss	$(85,940)	$(62,182)	$(35,004)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale marketable securities	(40)	(34)	27
Reclassification adjustments for net realized gains (loss) on available-for-sale marketable securities	—	—	—
Other comprehensive income (loss)	(40)	(34)	27
Comprehensive loss	$(85,980)	$(62,216)	$(34,977)
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ (DEFICIT)/EQUITY
(In thousands, except share data)

	Convertible Preferred Stock		Class A & B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ (Deficit)/Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2011	47,909,912	$80,572	8,819,008	$1	$1,976	$(34,050)	$7	$(32,066)
Issuance of Series D preferred stock for cash, net of issuance costs	16,565,721	$99,851	—	—	—	—	—	—
Vesting of early exercised stock options and restricted common stock, net	—	—	—	—	112	—	—	112
Issuance of restricted common stock	—	—	22,727	—	—	—	—	—
Exercise of stock options, net	—	—	1,056,262	—	232	—	—	232
Stock-based compensation	—	—	—	—	1,311	—	—	1,311
Comprehensive loss	—	—	—	—	—	(35,004)	27	$(34,977)
Balances as of December 31, 2012	64,475,633	$180,423	9,897,997	$1	$3,631	$(69,054)	$34	$(65,388)
Vesting of early exercised stock options and restricted common stock	—	—	—	—	128	—	—	128
Exercise of stock options, net	—	—	1,036,077	—	564	—	—	564
Early exercise of warrant	—	—	60,000	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,427	—	—	2,427
Expense related to warrant	—	—	—	—	135	—	—	135
Comprehensive loss	—	—	—	—	—	(62,182)	(34)	(62,216)
Balances as of December 31, 2013	64,475,633	$180,423	10,994,074	$1	$6,885	$(131,236)	$—	$(124,350)
Vesting of restricted common stock	—	—	—	—	21	—	—	21
Exercise of stock options, net	—	—	2,956,676	—	3,294	—	—	3,294
Vesting of early exercised warrant issued	—	—	—	—	300	—	—	300
Stock-based compensation	—	—	—	—	14,215	—	—	14,215
Expense related to warrant	—	—	—	—	2,639	—	—	2,639
Conversion of preferred stock to common stock	(64,475,633)	(180,423)	64,475,633	7	180,416	—	—	180,423
Issuance of common stock upon initial public offering, net of issuance costs	—	—	12,765,000	1	185,627	—	—	185,628
Comprehensive loss	—	—	—	—	—	(85,940)	(40)	(85,980)
Balances as of December 31, 2014	—	$—	91,191,383	$9	$393,397	$(217,176)	$(40)	$176,190
See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(85,940)	$(62,182)	$(35,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,354	633	231
Stock-based compensation	14,201	2,427	1,311
Amortization of deferred commissions	4,092	2,541	10
Accretion and amortization of marketable securities	1,489	714	558
Expense related to warrant	2,639	135	—
Changes in operating assets and liabilities:
Accounts receivable	(6,032)	(2,703)	(2,228)
Deferred commissions	(4,861)	(4,959)	(3,048)
Prepaid expenses and other current assets	(1,893)	(252)	(696)
Other assets	(2)	(109)	5
Accounts payable	147	868	1,075
Accrued expenses and other current liabilities	1,982	2,892	397
Deferred revenue	15,887	7,268	3,340
Accrued compensation	2,412	2,544	4,619
Other liabilities, noncurrent	(112)	119	105
Net cash used in operating activities	(54,637)	(50,064)	(29,325)
Investing activities:
Restricted cash	101	—	129
Purchase of property and equipment, net	(1,860)	(2,587)	(458)
Purchase of marketable securities	(230,316)	(42,288)	(103,552)
Sales of marketable securities	13,000	5,000	19,181
Maturities of marketable securities	76,527	72,135	33,196
Net cash (used in) provided by investing activities	(142,548)	32,260	(51,504)
Financing activities:
Proceeds from the exercise of stock options and warrants	3,294	864	232
Proceeds from initial public offering	189,943	—	—
Payments of deferred financing costs	(3,781)	(440)	—
Proceeds from issuance of convertible preferred stock	—	—	99,851
Net cash provided by financing activities	189,456	424	100,083
Net (decrease) increase in cash and cash equivalents	(7,729)	(17,380)	19,254
Cash and cash equivalents at beginning of period	25,154	42,534	23,280
Cash and cash equivalents at end of period	$17,425	$25,154	$42,534
Noncash investing and financing activity:
Vesting of early exercised stock options, restricted common stock, and warrants	$(321)	$(128)	$(112)
Purchase of property and equipment, accrued but not paid	(600)	(122)	(581)
Deferred offering costs, accrued but not paid	(94)	(927)	—
See Notes to Consolidated Financial Statements.

Note 1. Organization and Description of Business

Description of Business
Castlight Health, Inc. (Castlight) is a pioneer in a new category of cloud-based software that enables enterprises to understand and manage health care spending as a strategic business investment, and help employees and their families make more informed medical decisions based on factors such as cost, quality and patient experience. Our Enterprise Healthcare Cloud allows our customers to conquer the complexity of the existing healthcare system by providing personalized, actionable information to their employees, implementing technology-enabled benefit designs and integrating disparate systems and applications. Our comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data transparent and useful. We were incorporated in the State of Delaware in January 2008. Our principal executive offices are located in San Francisco, California.
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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the results of Castlight and its wholly owned U.S. subsidiary.
On December 30, 2013, our board of directors and stockholders authorized a one-for-one exchange of all outstanding Class B common stock to Class A common stock. All share, per share and related information presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the impact of this exchange.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for our services and certain assumptions used in the valuation of our common stock prior to the IPO and in equity awards. Actual results could differ from those estimates, and such differences could be material to our consolidated financial position and results of operations.

Segment Information
Our chief operating decision maker, our CEO, reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reportable segment, cloud applications.
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
Our subscription and professional service arrangements do not contain refund provisions for fees earned related to services performed. We do, however, have commitments under service-level agreements, as discussed under "Warranties and Indemnification" below.
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
We determine BESP for our deliverables by considering our overall pricing objectives and market conditions. This includes evaluating our pricing practices, our list prices, the size of our transactions, historical sales and our go-to-market strategy. The determination of BESP is made through consultation with and approval by management. For financial statement presentation purposes, we allocate the fees from our combined units of accounting to subscription and professional services based upon their relative selling price.
Costs of Revenue
Cost of revenue consists of the cost of subscription revenue and cost of professional services revenue.
Cost of subscription revenue primarily consists of data fees, employee-related expenses (including salaries, benefits and stock-based compensation) related to hosting costs of our cloud-based service, cost of subcontractors, expenses for service delivery (which includes call center support), allocated overhead, the costs of data center capacity, amortization of internal-use software and depreciation of owned computer equipment and software. Amortization of internal-use software was immaterial for the year ended December 31, 2014.
Cost of professional services revenue consists primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs. The time and costs of our customer implementations vary based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. Our cash and cash equivalents generally consist of investments in money market funds, U.S. treasury securities and U.S. agency obligations. Cash and cash equivalents are stated at fair value.
Marketable Securities
Our marketable securities consist of U.S. agency obligations, U.S. treasury securities and money market funds, with maturities at the time of purchase of greater than three months. Marketable securities with remaining maturities in excess of one year are classified as noncurrent. We classify our marketable securities as available-for-sale at the time of purchase based on our intent and are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. We regularly review the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. For all periods presented, the allowance for doubtful accounts was not significant.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with the non-cancellable portion of cloud-based subscription service contracts with customers and consist of sales commissions paid to our direct sales force. The commissions are deferred and amortized over the non-cancellable terms of the related contracts. The deferred commission amounts are recoverable through the future revenue streams under the non-cancellable customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective asset as follows:

Software	3–5 years
Computer equipment	3 years
Furniture and equipment	5–7 years
Leasehold improvements	Shorter of the lease term or the estimated useful lives of the improvements
Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of operations for the period realized.
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
For the year ended December 31, 2014, we capitalized software development costs totaling $0.3 million. All software development costs incurred in prior periods were expensed.
Deferred Revenue
Deferred revenue consists of professional services and cloud-based subscription services that have been billed in advance of revenue being recognized. Additionally, deferred revenue consists of professional services that have been billed and delivered but the revenue is being deferred and recognized together with a cloud-based subscription contract as a single unit of accounting. We invoice our customers for our cloud-based subscription services based on the terms of the contract, which can be annual, quarterly or monthly installments. We invoice our customers for our professional services and the first year of communication services generally at contract execution. Deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent.
Stock-based Compensation
All stock-based compensation to employees is measured based on the grant-date fair value of the awards and recognized in our consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of stock options granted using the Black-Scholes option valuation model. For restricted stock units, fair value is based on the closing price of our Class B common stock on the grant date. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method.
Compensation expense for non-employee stock options and warrants is calculated using the Black-Scholes option-pricing model and is recorded as the options vest. Options subject to vesting are required to be periodically revalued over their service period, which is generally the same as the vesting period.

Income Taxes

We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and net operating loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse.
We assess the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.
We recognize and measure uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a regular basis. Our evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of audit and effective settlement of audit issues.
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
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $0.7 million, $0.4 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Concentrations of Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits.
We serve our customers and users from outsourced data center facilities located in Colorado and Arizona. We have internal procedures to restore all our services in the event of disasters at the Arizona facility. Procedures utilizing currently deployed hardware, software and services at our disaster recovery location allow our cloud-based service to be restored within 48 hours without significant interruptions during the implementation of the procedures to restore services.
Revenue from customers representing 10% or more of total revenue for the respective years, is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
Revenue:
Customer A	14%	16%	—%
Customer B	*	*	30%
Customer C	*	*	13%
Customer D	*	*	10%
  * Less than 10%
During the years ended December 31, 2014, 2013 and 2012, all of our revenue was generated by customers located in the United States.
Accounts receivable from customers representing 10% or more of total accounts receivable as of the respective dates is summarized as follows:

	As of December 31,
	2014	2013
Accounts Receivable:
Customer A	*	10%
Customer E	12%	—%
Customer F	19%	17%
 * Less than 10%
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

Note 3. Marketable Securities
At December 31, 2014 and December 31, 2013, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014
U.S. agency obligations	$177,297	$4	$(44)	$177,257
U.S. treasury securities	5,580	1	—	5,581
Money market mutual funds	1,919	—	—	1,919
	184,796	5	(44)	184,757
Included in cash and cash equivalents	3,480	—	—	3,480
Included in marketable securities	$175,093	$5	$(41)	$175,057
Included in marketable securities, noncurrent	$6,223	$—	$(3)	$6,220

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013
U.S. agency obligations	$35,996	$6	$(7)	$35,995
U.S. treasury securities	6,020	2	—	6,022
Money market mutual funds	18,082	—	—	18,082
	60,098	8	(7)	60,099
Included in cash and cash equivalents	18,082	—	—	18,082
Included in marketable securities	$42,016	$8	$(7)	$42,017

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

The fair value of marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from a third-party pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established third party pricing vendors and broker-dealers. There have been no changes in valuation techniques in the periods presented. We have no financial assets or liabilities measured using Level 3 inputs. There were no significant transfers between Levels 1 and 2 assets as of December 31, 2014 and December 31, 2013. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Level 1	Level 2	Total
December 31, 2014
Cash equivalents:
Money market mutual funds	$1,919	$—	$1,919
U.S. agency obligations	—	1,561	1,561
Marketable securities:
U.S. agency obligations	—	175,696	175,696
U.S. treasury securities	—	5,581	5,581
	$1,919	$182,838	$184,757

	Level 1	Level 2	Total
December 31, 2013
Cash equivalents:
Money market mutual funds	$18,082	$—	$18,082
Marketable securities:
U.S. agency obligations	—	35,995	35,995
U.S. treasury securities	—	6,022	6,022
	$18,082	$42,017	$60,099
Gross unrealized gains and losses for cash equivalents and marketable securities as of December 31, 2014 and December 31, 2013 were not material. We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2014.
There were no realized gains or losses for the year ended December 31, 2014 and 2013. As of December 31, 2014 those securities with maturities at the time of purchase of greater than one year are reflected in the noncurrent portion of our consolidated balance sheets. All of our marketable securities at December 31, 2013 mature within one year. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents.

Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands)

	As of December 31,
	2014	2013
Prepaid expenses and advances	$2,285	$1,242
Security deposit	211	165
Interest receivable on marketable securities	537	156
Other current assets	443	20
Total	$3,476	$1,583

Note 6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2014	2013
Leasehold improvements	$1,058	$924
Computer equipment	3,247	2,024
Software	874	263
Capitalization of internal-use software	291	—
Furniture and equipment	301	257
Total	5,771	3,468
Accumulated depreciation	(2,141)	(837)
Property and equipment, net	$3,630	$2,631
Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $0.6 million and $0.2 million, respectively. Depreciation is recorded on a straight-line basis.

Note 7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2014	2013
Accrued expenses	$5,363	$3,845
Other	428	1,153
Total	$5,791	$4,998

Note 8. Accrued Compensation
Accrued compensation consisted of the following (in thousands):

	As of December 31,
	2014	2013
Accrued bonuses and commissions	$7,763	$6,800
Other benefits payable	2,692	1,243
Liability for stock options exercised prior to vesting and restricted Class A common stock subject to repurchase	—	21
Total	$10,455	$8,064

Note 9. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of December 31,
	2014	2013
Subscription	$14,826	$3,810
Professional services—implementation	2,974	1,835
Professional services—communications	2,908	1,280
Total current	20,708	6,925
Subscription	1,950	1,489
Professional services—implementation	4,327	2,443
Professional services—communications	375	616
Total noncurrent	6,652	4,548
Total	$27,360	$11,473

Note 10. Commitments and Contingencies
Leases and Contractual Obligations
We lease office space under non-cancellable operating leases in San Francisco, California. Contractual obligations relate to our service agreements for our data centers in Colorado and Arizona and other third party service providers. As of December 31, 2014, the future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

	Operating Leases	Contractual Obligations
2015	$1,325	$369
2016	1,075	243
2017	600	—
2018	—	—
2019 and later	—	—
	$3,000	$612
Our facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $1.2 million, $1.0 million and $0.9 million, respectively.
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

Note 11. Stockholders’ Equity (Deficit)

Initial Public Offering
On March 19, 2014, we completed our IPO, in which we sold 12.8 million shares of Class B common stock at a price to the public of $16.00 per share. Upon the consummation of the IPO, all outstanding shares of convertible preferred stock were converted into shares of Class A common stock as follows:

	As of December 31, 2014		As of December 31, 2013
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference
Convertible Preferred Stock:
Series A	—	—	8,000,000	8,000,000	$1,000,000
Series A-1	—	—	10,000,000	10,000,000	3,000,000
Series B	—	—	15,315,314	15,315,314	17,000,000
Series C	—	—	14,594,598	14,594,598	60,000,000
Series D	—	—	16,565,750	16,565,721	100,000,000
Total	—	—	64,475,662	64,475,633	181,000,000
Stockholders' equity:
Preferred stock	10,000,000	—	—	—	—
Class A common stock	200,000,000	58,862,574	95,000,000	10,994,074	—
Class B common stock	800,000,000	32,328,809	95,000,000	—	—
Total	1,010,000,000	91,191,383	254,475,662	75,469,707	$181,000,000
Employee Equity Plans

        We adopted a 2014 Equity Incentive Plan (EIP) that became effective on March 12, 2014 and serves as the successor to our 2008 Stock Incentive Plan. We reserved 15.0 million shares of our Class B common stock for future issuance under various terms provided for in the EIP. Shares issued under the 2008 Stock Plan were Class A common stock and shares issued under the EIP are Class B common stock. Our 2014 Equity Incentive Plan authorizes the award of stock options, restricted stock awards (RSAs), stock appreciation rights (SARs), restricted stock units (RSUs), performance awards and stock bonuses. We began granting RSUs in the fourth quarter of 2014.

We adopted a 2014 Employee Stock Purchase Plan (ESPP) that became effective on March 13, 2014 that enables eligible employees to purchase shares of our Class B common stock at a discount. We reserved 6.0 million shares of our Class B common stock for issuance under various terms provided for in the ESPP. We have not yet established a start date of the initial purchasing period under the ESPP.

The following table summarizes activities for stock options and unvested RSUs:

		Options Outstanding				Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2011	238,581	9,032,499	$0.55	8.6	$2,981
Increase in Plan authorized shares	4,404,308
Restricted stock issued	(22,727)
Granted	(4,422,412)	4,422,412	$1.03
Exercised	—	(1,056,262)	$0.28
Canceled and forfeited	991,039	(991,039)	$0.57
Balance at December 31, 2012	1,188,789	11,407,610	$0.76	8.3	$4,125
Increase in Plan authorized shares	7,000,000
Granted	(8,283,513)	8,283,513	$1.71
Exercised	—	(1,036,077)	$0.60
Canceled and forfeited	2,199,642	(2,199,642)	$0.96
Balance at December 31, 2013	2,104,918	16,455,404	$1.22	8.4	$91,192
Increase in Plan authorized shares	15,000,000
Granted	(6,749,822)	5,325,929	$12.25			1,423,893	$11.06
Exercised	—	(2,956,676)	$1.11
Vested RSUs	—	—				—
Canceled and forfeited	2,457,118	(2,432,118)	$4.06			(25,000)	$11.06
Balance at December 31, 2014	12,812,214	16,392,539	$4.40		$128,541	1,398,893	$11.06
Vested or expected to vest December 31, 2014		15,164,416	$4.26	7.1	$120,755	1,217,037	11.06
Exercisable as of December 31, 2014		6,945,436	$2.11	5.1	$68,645
The total grant-date fair value of awards granted during the year ended December 31, 2014, 2013 and 2012 was $55.6 million, $17.0 million and $2.7 million, respectively.
The total grant-date fair value of awards vested during the years ended December 31, 2014, 2013 and 2012 was $9.7 million, $1.7 million and $1.0 million, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2014, 2013 and 2012, was $31.1 million, $1.8 million and $0.9 million, respectively. The intrinsic value is the difference of the current fair value of the stock and the exercise price of the stock option.
As of December 31, 2014, we had $37.9 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.1 years. As of December 31, 2014, we had $15.1 million in unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of approximately 4.2 years.
Stock-based compensation capitalized to internal-use software was immaterial for December 31, 2014.
Stock-Based Compensation to Employees
All stock-based compensation to employees is measured based on the grant-date fair value of the awards and is generally recognized in our statement of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of stock options granted using the Black-Scholes option-valuation model. For restricted stock units, fair value is based on the closing price of our Class B common stock on the grant date. Compensation cost is generally recognized over the vesting period of the applicable award using the straight-line method.
The assumptions used in the Black-Scholes option-valuation model were determined as follows:

Volatility. Since we do not have a trading history for our Class B common stock, the expected volatility was derived from the historical stock volatilities of peer group companies within our industry. In evaluating peer companies, we considered factors such as nature of business, customer base, service offerings and markets served.
Risk-Free Interest Rate. The risk-free rate that we used is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
Expected Life. The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options.
Dividend Yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and therefore, we use an expected dividend yield of zero.
Fair Value of Common Stock. Prior to our initial public offering in March 2014, our board of directors considered numerous objective and subjective factors to determine the fair value of our Class A common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of Class A common stock performed by unrelated third-party specialists; (ii) the prices for our Preferred Stock sold to outside investors; (iii) the rights, preferences and privileges of our Preferred Stock relative to our Class A common stock; (iv) the lack of marketability of our Class A common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our Company, given prevailing market conditions.
Since our initial public offering, we have used the market closing price for our Class B common stock as reported on the New York Stock Exchange to determine the fair value of our common stock.
In addition to assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Year Ended December 31,
	2014	2013	2012
Volatility	60%	57.8%-60%	60%-63%
Expected life (in years)	5.0-6.3	5.0-7.2	5.0-6.5
Risk-free interest rate	1.53%-2.05%	0.7%-1.8%	0.6%-1.1%
Dividend yield	—%	—%	—%
Weighted-average fair value of underlying common stock	$14.74	$3.02	$1.05
Warrants
On December 11, 2013, we issued a warrant to purchase an aggregate of 175,000 shares of Class A common stock at an exercise price of $5.00 per share to a third-party service provider. The warrant provides for an early exercise right and has a 10 year term. As of December 31, 2014 the warrants were fully vested. Expense for the warrants is calculated using the Black-Scholes option-pricing model and is recorded over the service performance period, which is the same as the vesting period. For the year ended December 31, 2014, we recorded $2.6 million in expense associated with this warrant. The expense for the year ended December 31, 2013 was immaterial.

Note 12. Income Taxes
The components of loss from continuing operations before income taxes were generated solely in the United States as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(85,940)	$(62,182)	$(35,004)
As a result of our history of net operating losses and full valuation allowance against our deferred tax assets, there was no current or deferred income tax provision for the years ended December 31, 2014, 2013 and 2012.
Reconciliations of the statutory federal income tax rate and our effective tax rate consist of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax at federal statutory rate	$(29,220)	$(21,142)	$(11,901)
State statutory rate (net of federal benefit)	(1,728)	(1,921)	(2,193)
Non-deductible stock compensation	(19)	619	485
Change in valuation allowance	30,571	22,184	13,384
Other	396	260	225
	$—	$—	$—

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
Deferred tax assets:	2014	2013
Net operating loss carryforwards	$72,984	$45,744
Accrued expenses	—	239
Deferred rent	127	160
Accrued bonus	68	583
Accrued compensation	539	638
Stock-based compensation	3,266	533
Other reserves and accruals	2	2
Property and equipment	16	88
Deferred revenue	2,173	616
	79,175	48,603
Valuation allowance	(79,175)	(48,603)
Net deferred tax assets	$—	$—
We have provided a full valuation allowance for our deferred tax assets at December 31, 2014 and 2013, due to the uncertainty surrounding the future realization of such assets. Therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.
The valuation allowance increased by $30.6 million and $22.3 million during the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, we recorded no tax benefits related to stock-based compensation.
As of December 31, 2014, we have approximately $194.3 million of federal and $119.8 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards begin to expire in 2028 and 2017, respectively.
The deferred tax asset related to our net operating losses does not include amounts relating to the tax benefit of stock option exercises, which, when realized, will be recorded as a credit to additional paid-in capital. As of December 31, 2014, we also had approximately $3.3 million and $3.7 million of research and development tax credit carryforwards available to reduce future taxable income if any, for federal and California purposes, respectively. The federal credit carryforwards expire beginning in 2028 and the California research credits do not expire and may be carried forward indefinitely.
Our ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax laws. In the event we should experience an ownership change, as defined, utilization of our net operating loss carryforwards and tax credits could be limited.
The American Taxpayer Relief Act of 2012, or the Act, was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the federal research tax credit. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on our U.S. federal research tax credits for 2012 was recognized in the first quarter of 2013.

     We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gross unrecognized tax benefits at the beginning of the fiscal year	$4,513	$2,445	$1,823
Increases for tax positions of prior years	871	—	27
Decreases for tax positions of prior years	(831)	—	(8)
Increases for tax positions related to the current year	2,661	2,068	603
Gross unrecognized tax benefits at the end of the fiscal year	$7,214	$4,513	$2,445
At December 31, 2014, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect our tax rate.
We do not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes. Due to our net operating loss position, we have not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2014, 2013 or 2012.

The effective tax rate for the year ended December 31, 2014 and 2013 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance.

There were no material changes to the unrecognized tax benefits in the year ended December 31, 2014, and we do not anticipate that the unrecognized tax benefits will significantly increase or decrease in the next 12 months. At December 31, 2014, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.

Note 13. Net Loss per Share
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
When shares of both Class A and Class B common stock are outstanding, net loss is allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the net loss is allocated on a proportionate basis. As of December 31, 2013, only shares of Class A common stock were outstanding and therefore no net loss was allocated.

The following table presents the calculation of basic and diluted net loss per share for our common stock (in thousands, except per share data):

	Year Ended December 31,
	2014		2013	2012
	Class A	Class B	Class A	Class A
Net loss	$(67,655)	$(18,285)	$(62,182)	$(35,004)
Weighted-average shares used to compute basic and diluted net loss per share	58,555	15,826	9,895	7,885
Basic and diluted net loss per share	$(1.16)	$(1.16)	$(6.28)	$(4.44)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Convertible preferred stock	—	64,476	64,476
Stock options and restricted common stock	17,791	16,687	12,295
Warrants	115	175	—
	17,906	81,338	76,771
Note 14. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. As of December 31, 2014, we had not made any matching contributions to this plan. Effective January 1, 2015, we will begin matching a portion of the employee contributions. We do not anticipate these costs to be material.

Note 15. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2014 and 2013 (in thousands, except per share data):

	Quarter Ended
	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014
Total revenue	1,907	2,325	3,609	5,132	8,376	10,533	12,209	14,487
Gross (loss) profit	(1,350)	(1,508)	(1,226)	(247)	1,793	3,116	5,054	7,870
Net loss	$(11,433)	$(14,173)	$(16,603)	$(19,973)	$(24,281)	$(21,776)	$(20,199)	$(19,684)
Net loss per share, basic and diluted	$(1.24)	$(1.47)	$(1.63)	$(1.90)	$(0.90)	$(0.24)	$(0.23)	$(0.22)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Exception from Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Financial Statements and Supplementary Data.”

(2) Financial Statement Schedules:

Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits:

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, State of California, on this 12th day of March, 2015.

CASTLIGHT HEALTH, INC.
By:	/s/ Giovanni M. Colella
Giovanni M. Colella
Chief Executive Officer, Co-Founder and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Giovanni M. Colella and John C. Doyle or either of them his or her true and lawful attorney-in-fact and agents, each with the full power of substitution and re-substitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Giovanni M. Colella	Chief Executive Officer, Co-Founder and Director	March 12, 2015
Giovanni M. Colella	(Principal Executive Officer)

/s/ John C. Doyle	Chief Financial Officer	March 12, 2015
John C. Doyle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bryan Roberts	Chairman of the Board of Directors and Co-Founder	March 12, 2015
Bryan Roberts

/s/ David Ebersman	Director	March 12, 2015
David Ebersman

/s/ Ann Lamont	Director	March 12, 2015
Ann Lamont

/s/ Ed Park	Director	March 12, 2015
Ed Park

/s/ David B. Singer	Director	March 12, 2015
David B. Singer

/s/ Steve Singh	Director	March 12, 2015
Steve Singh

EXHIBIT INDEX

			Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	001-36330	May 12, 2014	3.1

3.2	Amended and Restated Bylaws.	10-Q	001-36330	May 12, 2014	3.2

4.1	Form of Class A Common Stock Certificate.	S-8	333-194566	March 14, 2014	4.8

4.2	Form of Class B Common Stock Certificate.	S-1	333-193840	March 3, 2014	4.1

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 26, 2012, by and among the Registrant and certain of its stockholders.	S-1	333-193840	February 10, 2014	4.2

10.1*	Form of Indemnification Agreement.	S-1	333-193840	March 3, 2014	10.1

10.2*	2008 Stock Incentive Plan and forms of stock option agreement thereunder and restricted stock agreement.	S-1	333-193840	March 3, 2014	10.2

10.3*	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement and stock bonus agreement.	S-1	333-193840	March 3, 2014	10.3

10.4*	2014 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-193840	March 3, 2014	10.4

10.5*	Separation Agreement and Release, dated as of December 31, 2014, by and between the Registrant and Dena Bravata					X

10.6*	Job Offer Letter, dated as of July 18, 2014, by and between the Registrant and Jennifer W. Chaloemtiarana.					X

10.7*	Job Offer Letter, dated as of September 6, 2012, by and between the Registrant and John C. Doyle.	S-1	333-193840	February 10, 2014	10.6

10.8*	Job Offer Letter, dated as of September 6, 2013, by and between the Registrant and Michele K. Law.	S-1	333-193840	February 10, 2014	10.7

10.9*	Job Offer Letter, dated as of June 3, 2013, by and between the Registrant and Motasim Najeeb.					X

10.10*	Double Trigger Acceleration Policy.	S-1	333-193840	February 10, 2014	10.9

10.11	2012 Sublease Agreement by and between National Union Fire Insurance Company of Pittsburgh, Pa. and the Registrant, with Consent to Sublease Agreement, dated as of August 9, 2012.	S-1	333-193840	February 10, 2014	10.10

10.12†	Master Services Agreement, dated as of November 28, 2012; First Service Addendum, dated as of November 28, 2012; and Business Associate Agreement, dated as of September 11, 2012, in each case by and between the Registrant and the Administrative Committee of the Wal-Mart Stores, Inc., Associates’ Health and Welfare Plan.	S-1	333-193840	March 3, 2014	10.11

21.1	Subsidiaries of the Registrant.	S-1	333-193840	February 10, 2014	21.1

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page II-[6] of this registration statement).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
_______________________

*	Indicates a management contract, compensatory plan or arrangement
†
Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act, have been omitted.