Form 10-Q
period 2015-03-31
CASTLIGHT HEALTH, INC.
filed 2015-05-12
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

As of May 8, 2015, there were 58,411,009 shares of the Registrant’s Class A common stock outstanding and 35,362,942 shares of the Registrant’s Class B common stock outstanding.

______________________________________

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,041	$17,425
Marketable securities	158,730	175,057
Accounts receivable, net	10,488	11,097
Deferred commissions	3,642	3,675
Prepaid expenses and other current assets	3,499	3,476
Total current assets	203,400	210,730
Property and equipment, net	3,497	3,630
Marketable securities, noncurrent	—	6,220
Deferred commissions, noncurrent	2,377	2,563
Other assets	78	131
Total assets	$209,352	$223,274
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,169	$3,217
Accrued expenses and other current liabilities	4,365	5,791
Accrued compensation	7,378	10,455
Deferred revenue	24,002	20,708
Total current liabilities	39,914	40,171
Deferred revenue, noncurrent	7,079	6,652
Other liabilities, noncurrent	226	261
Total liabilities	47,219	47,084
Commitments and contingencies
Stockholders’ equity:
Class A common stock	6	6
Class B common stock	3	3
Additional paid-in capital	398,941	393,397
Accumulated other comprehensive income (loss)	2	(40)
Accumulated deficit	(236,819)	(217,176)
Total stockholders’ equity	162,133	176,190
Total liabilities and stockholders’ equity	$209,352	$223,274
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Subscription	$14,906	$7,463
Professional services	1,045	913
Total revenue	15,951	8,376
Cost of revenue:
Cost of subscription (1)	2,519	2,712
Cost of professional services (1)	4,653	3,871
Total cost of revenue	7,172	6,583
Gross profit	8,779	1,793
Operating expenses:
Sales and marketing (1)	16,463	16,560
Research and development (1)	6,594	5,527
General and administrative (1)	5,463	4,010
Total operating expenses	28,520	26,097
Operating loss	(19,741)	(24,304)
Other income, net	98	23
Net loss	$(19,643)	$(24,281)
Net loss per Class A and B share, basic and diluted	$(0.21)	$(0.90)
Weighted-average shares used to compute basic and diluted net loss per Class A and B share	91,786	26,970
_______________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2015	2014
Cost of revenue:
Cost of subscription	$33	$4
Cost of professional services	425	140
Sales and marketing	1,751	1,174
Research and development	633	421
General and administrative	1,027	814

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net loss	$(19,643)	$(24,281)
Other comprehensive income:
Net change in unrealized gain on available-for-sale marketable securities	42	1
Reclassification adjustments for net realized gains on available-for-sale marketable securities	—	—
Other comprehensive income	42	1
Comprehensive loss	$(19,601)	$(24,280)
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(19,643)	$(24,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	454	282
Stock-based compensation	3,869	2,553
Amortization of deferred commissions	857	1,376
Accretion and amortization of marketable securities	443	124
Expense related to warrant	—	2,429
Changes in operating assets and liabilities:
Accounts receivable	609	(1,250)
Deferred commissions	(638)	(282)
Prepaid expenses and other assets	30	(1,081)
Accounts payable	1,512	759
Accrued expenses and other liabilities	(4,403)	(3,376)
Deferred revenue	3,721	6,686
Net cash used in operating activities	(13,189)	(16,061)
Investing activities:
Purchase of property and equipment	(887)	(656)
Purchase of marketable securities	(13,034)	(35,733)
Sale of marketable securities	5,000	13,000
Maturities of marketable securities	30,180	5,000
Net cash provided by (used in) investing activities	21,259	(18,389)
Financing activities:
Proceeds from the exercise of stock options	1,640	1,522
Net proceeds from initial public offering	—	189,943
Payments of deferred offering costs	(94)	(2,102)
Net cash provided by financing activities	1,546	189,363

Net increase in cash and cash equivalents	9,616	154,913
Cash and cash equivalents at beginning of period	17,425	25,154
Cash and cash equivalents at end of period	$27,041	$180,067

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
The condensed consolidated balance sheet as of December 31, 2014 included herein was derived from the audited financial statements as of that date. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for our services and certain assumptions used in the valuation of our equity awards. Actual results could differ from those estimates, and such differences could be material to our consolidated financial position and results of operations.
Recently Issued and Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for us beginning January 1, 2017. Early adoption is not permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 3. Marketable Securities
At March 31, 2015 and December 31, 2014, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015
U.S. agency obligations	$153,201	$12	$(10)	$153,203
U.S. treasury securities	5,526	1	—	5,527
Money market mutual funds	13,199	—	—	13,199
	171,926	13	(10)	171,929
Included in cash and cash equivalents	13,199	—	—	13,199
Included in marketable securities	$158,727	$13	$(10)	$158,730

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014
U.S. agency obligations	$177,297	$4	$(44)	$177,257
U.S. treasury securities	5,580	1	—	5,581
Money market mutual funds	1,919	—	—	1,919
	184,796	5	(44)	184,757
Included in cash and cash equivalents	3,480	—	—	3,480
Included in marketable securities	$175,093	$5	$(41)	$175,057
Included in marketable securities, noncurrent	$6,223	$—	$(3)	$6,220
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
The fair value of marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from a third-party pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established third party pricing vendors and broker-dealers. There have been no changes in valuation techniques in the periods presented. We have no financial assets or liabilities measured using Level 3 inputs. There were no significant transfers between Levels 1 and 2 assets as of March 31, 2015 and December 31, 2014. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Level 1	Level 2	Total
March 31, 2015
Cash equivalents:
Money market mutual funds	$13,199	$—	$13,199
Marketable securities:
U.S. agency obligations	—	153,203	153,203
U.S. treasury securities	—	5,527	5,527
	$13,199	$158,730	$171,929

	Level 1	Level 2	Total
December 31, 2014
Cash equivalents:
Money market mutual funds	$1,919	$—	$1,919
U.S. agency obligations	—	1,561	1,561
Marketable securities:
U.S. agency obligations	—	175,696	175,696
U.S. treasury securities	—	5,581	5,581
	$1,919	$182,838	$184,757
Gross unrealized gains and losses for cash equivalents and marketable securities as of March 31, 2015 and December 31, 2014 were not material. We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2015.
There were no realized gains or losses during the three months ended March 31, 2015. All of our marketable securities at March 31, 2015 mature within one year. As of December 31, 2014 those securities with maturities at the time of purchase of greater than one year are reflected in the noncurrent portion of our condensed consolidated balance sheets. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents.
Note 5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	March 31, 2015	December 31, 2014
Leasehold improvements	$1,065	$1,058
Computer equipment	3,279	3,247
Software	874	874
Capitalization of internal-use software	572	291
Furniture and equipment	302	301
Total	6,092	5,771
Accumulated depreciation	(2,595)	(2,141)
Property and equipment, net	$3,497	$3,630
Depreciation and amortization expense for the three months ended March 31, 2015 and 2014, was $0.5 million and $0.3 million, respectively. Depreciation is recorded on a straight-line basis.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 6. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of
	March 31, 2015	December 31, 2014
Subscription	$17,342	$14,826
Professional services—implementation	3,457	2,974
Professional services—communications	3,203	2,908
Total current	24,002	20,708
Subscription	1,960	1,950
Professional services—implementation	4,612	4,327
Professional services—communications	507	375
Total noncurrent	7,079	6,652
Total	$31,081	$27,360

Note 7. Commitments and Contingencies
Legal Matters
On April 2, April 16, April 29, and May 4, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders and underwriters associated with our IPO. The lawsuits were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with our IPO. The lawsuits assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and seek unspecified damages and other relief. We believe that the claims are without merit and intend to defend the lawsuits vigorously.
From time to time, we may become subject to other legal proceedings, claims or litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patents or other intellectual property rights. We do not believe that any liability from any reasonably foreseeable disposition of these legal actions and claims, individually or in the aggregate, would have a material effect on our business, operating results, cash flows or financial condition. The lawsuits described above are still in their early stages and the final outcome, including our liability, if any, with respect to the claims in the lawsuits, are uncertain. If an unfavorable outcome were to occur in the litigation, the impact could be material to our business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome. We cannot make a reasonable estimate of the potential loss or range of loss, if any, arising from these matters. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. If we determine that a loss is reasonably possible and can reasonably estimate the range of the loss, then we disclose the range of the loss.

Note 8. Stockholders’ Equity
Common Stock
As of March 31, 2015, we had 58,442,009 shares of Class A common stock and 34,628,791 shares of Class B common stock outstanding.
Stock Options Activity
A summary of stock option activity for the three months ended March 31, 2015 is as follows (in thousands, except share and per share amounts):

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2014	16,392,539	$4.40	$128,541
Stock option grants	466,900	$8.88
Stock options exercised	(1,925,731)	$1.02
Stock options canceled	(1,016,745)	$7.12
Balance at March 31, 2015	13,916,963	$4.82	$61,110
The total grant-date fair value of stock options granted during the three months ended March 31, 2015 and 2014 was $2.1 million and $25.9 million, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Three Months Ended March 31,
	2015	2014
Volatility	53%	60%
Expected life (in years)	6.2	5.0-6.2
Risk-free interest rate	1.38%-1.79%	1.53%-1.95%
Dividend yield	—%	—%
As of March 31, 2015, we had $32.6 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.0 years.
Restricted Stock Units

A summary of restricted stock unit activity for the three months ended March 31, 2015 is as follows (in thousands, except share and per share amounts):

	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2014	1,398,893	$11.06
Restricted Stock Units granted	666,300	$9.13
Restricted Stock Units vested	—	$—
Restricted Stock Units forfeited	(131,600)	$10.40
Balance at March 31, 2015	1,933,593	$10.44
As of March 31, 2015, there was a total of $20.2 million in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 3.9 years.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 9. Income Taxes
The effective tax rate for the three months ended March 31, 2015 and 2014 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance.
There were no material changes to the unrecognized tax benefits in the three months ended March 31, 2015, and we do not anticipate that the unrecognized tax benefits will significantly increase or decrease in the next 12 months. At March 31, 2015, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.
Note 10. Net Loss per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including Preferred Stock and outstanding stock options and warrants, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
Net loss is allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the net loss is allocated on a proportionate basis.
The following table presents the calculation of basic and diluted net loss per share for our common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2015		2014
	Class A	Class B	Class A	Class B
Net loss	$(12,562)	$(7,081)	$(21,983)	$(2,298)
Weighted-average shares used to compute basic and diluted net loss per share	58,698	33,088	24,417	2,553
Basic and diluted net loss per share	$(0.21)	$(0.21)	$(0.90)	$(0.90)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options and restricted common stock	15,898	17,931
Warrants	115	115
Total	16,013	18,046

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
Since our inception in 2008, we have been committed to improving the efficiency of the U.S. health care industry. From 2008 to 2010, we focused our efforts on research and development to build our consumer health care database, our analytic capabilities and the initial version of our cloud-based application, Castlight Medical. After its release in 2010, we have continued to enhance that application, as well as release new applications, including Castlight Pharmacy, Castlight Rewards, Castlight Reference Based Benefits and Castlight Dental. These applications are delivered to our customers, and their employees and families, via our cloud-based offering and leverage consumer-oriented design principles that drive engagement and ease of use.
We market and sell our Enterprise Healthcare Cloud offering to self-insured companies in a broad range of industries and governmental entities. As of March 31, 2015, we had 174 signed customers, of which more than 130 customers have implemented our offering, which we refer to as launched customers. In comparison, we had 168 signed customers, including 115 launched customers, as of December 31, 2014. We sell our offering solely in the United States, and we market to our customers and potential customers primarily through our direct sales force.

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

Our costs to implement our offering mainly include personnel-related costs for deployment of our applications that are expensed as incurred. However, the related revenue is deferred until our applications are ready for use by the customer. Revenue is then recognized ratably over the related contract term. As a result, for a typical customer, we generate negative gross margin during the implementation phase and positive gross margin thereafter. Accordingly, during periods of rapid growth, when the proportion of customers that we are implementing is high, we incur significant gross losses related to professional services. We expect overall gross margin to improve over time as the number of our launched customers grows in relation to the number of customers in the implementation phase.
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
Implementation Timelines. Our ability to convert backlog into revenue and improve our gross margin depends on how quickly we complete customer implementations. Our implementation timelines vary from customer to customer based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. Our implementation timelines for Castlight Medical are typically three to nine months after entering into an agreement with a customer. Our implementation timelines for our other applications currently range from approximately three months to longer than twelve months.
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
As a result of variability in our billing terms, the deferred revenue balance does not represent the total value of our customer contracts, nor do changes in deferred revenue serve as a reliable indicator of our future subscription revenue in a given period. The weighted average billing term for customers that we billed in the first quarter of 2015 was 4.0 months compared with 6.2 months for customers that we billed in the first quarter of 2014. The cumulative weighted average billing term for all customers signed as of March 31, 2015 was 5.2 months.
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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(percentages of revenue)
Revenue:
Subscription	93%	89%
Professional services	7%	11%
Total revenue	100%	100%
Cost of revenue:
Cost of subscription	16%	32%
Cost of professional services	29%	47%
Total cost of revenue	45%	79%
Gross margin percentage	55%	21%
Operating expenses:
Sales and marketing	103%	197%
Research and development	42%	66%
General and administrative	34%	48%
Total operating expenses	179%	311%
Operating loss	(124)%	(290)%
Other income, net	1%	—%
Net loss	(123)%	(290)%

Revenue

	Three Months Ended March 31,
	2015	2014	% Change	$ Change
	(dollars in thousands)
Revenue:
Subscription	$14,906	$7,463	100%	$7,443
Professional services	1,045	913	14%	132
Total revenue	$15,951	$8,376	90%	$7,575

The overall increase in both subscription and professional services revenue, was primarily attributable to revenue from customers launched in the trailing twelve months ended March 31, 2015. Our launched customer base grew from 77, as of March 31, 2014 to more than 130 launched customers as of March 31, 2015.

Costs and Operating Expenses

	Three Months Ended March 31,
	2015	2014	% Change	$ Change
	(dollars in thousands)
Cost of revenue:
Subscription	$2,519	$2,712	(7)%	$(193)
Professional services	4,653	3,871	20%	782
Total cost of revenue	$7,172	$6,583	9%	$589
Gross margin (loss) percentage
Subscription	83.1%	63.7%
Professional services	(345)%	(324)%
Total gross margin percentage	55.0%	21.4%
Gross profit	$8,779	$1,793	390%	$6,986
Cost of subscription revenue decreased primarily due to decrease in hosting fees as we gained cost efficiencies by transitioning from our data center in Texas operated by one IT hosting company to two relatively lower cost data centers in Colorado and Arizona, operated by a another IT Company in the second quarter of 2014.
Cost of professional services revenue increased primarily due to employee-related expenses as we continue to hire talent to support our customer implementations and invest in our strategic growth objectives.
Overall gross margin blends the effects of the gross margins derived from subscription revenues and the gross losses generated from professional services. Gross margin for the three months ended March 31, 2015 improved from the three months ended March 31, 2014, primarily as the cost of subscription revenue as a percentage of total revenue continues to decrease over time, as a number of the associated costs, such as costs associated with data acquisition, include fixed elements. Improvements in overall gross margin for the three months ended March 31, 2015 are attributable to continued growth in the number of launched customers in relation to customers in the implementation phase.

Sales and Marketing

	Three Months Ended March 31,
	2015	2014	% Change	$ Change
	(dollars in thousands)
Sales and marketing	$16,463	$16,560	(1)%	$(97)
Sales and marketing remained flat for the three months ended March 31, 2015 compared to three months ended March 31, 2014. In the first quarter of 2014, we recorded a $2.4 million charge related to warrants issued to a third party service provider. Excluding this charge, sales and marketing expense increased $2.4 million compared to three months ended March 31, 2014 which was primarily attributable to increase in employee related expenses as we continued to expand our sales force to address new opportunities and grow our customer base.

Research and Development

	Three Months Ended March 31,
	2015	2014	% Change	$ Change
	(dollars in thousands)
Research and development	$6,594	$5,527	19%	$1,067
Research and development increased primarily due to a $0.5 million increase in employee-related expenses and a $0.1 million increase in recruiting expenses as we continued to hire engineering talent to drive innovation and new products.

General and Administrative

	Three Months Ended March 31,
	2015	2014	% Change	$ Change
	(dollars in thousands)
General and administrative	$5,463	$4,010	36%	$1,453
General and administrative expense increased primarily due to $0.9 million increase in employee-related expenses associated with an increase in personnel to support the growth of our business and public company infrastructure. Also contributing to the increase were facility and equipment infrastructure spending to support planned hiring.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(13,189)	$(16,061)
Net cash provided by (used in) investing activities	21,259	(18,389)
Net cash provided by financing activities	1,546	189,363
Net increase in cash and cash equivalents	$9,616	$154,913
As of March 31, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $185.8 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
Since our inception, we have financed our operations primarily through sales of equity securities and to a lesser extent, payments from our customers. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based applications. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities
For the three months ended March 31, 2015, cash used in operating activities was $13.2 million. Cash used in operations improved compared to three months ended March 31, 2014 primarily as our net loss improved from $24.3 million in the first quarter of 2014 to $19.6 million in first quarter of 2015. The net loss in the first quarter of 2015 was adjusted for $5.6 million in non-cash expenses that primarily included stock-based compensation of $3.9 million, and amortization of deferred commissions of $0.9 million. Working capital uses of cash included a decrease in accounts receivable of $0.6 million in part related to the timing of billings and collection and a decrease in accrued expenses of $4.4 million, primarily as a result of payout of annual bonuses. These decreases were offset by increase in deferred revenue of $3.7 million as a result of contracts signed in the period with associated upfront fees and annual billings for launched customers.
Investing Activities
Cash provided by or (used in) investing activities for the three months ended March 31, 2015, and March 31, 2014 was $21.3 million, and $(18.4) million, respectively. This was primarily the result of the timing of purchases, sales and maturities of marketable securities, net of $22.1 million, and $(17.8) million, respectively.
Financing Activities
For the three months ended March 31, 2015, financing activities provided $1.5 million, primarily from cash proceeds resulting from issuance of stock under our equity incentive plans. The decrease in cash from financing activities compared to three months ended March 31, 2014, is primarily related to the proceeds from our initial public offering in the prior year.
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

There were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.
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
Critical Accounting Policies and Estimates

During the three months ended March 31, 2015, there were no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $185.8 million at March 31, 2015 and $198.7 million as of December 31, 2014. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.
An immediate increase of 100-basis points in interest rates would have resulted in a $0.7 million market value reduction in our investment portfolio as of March 31, 2015. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.2 million as of March 31, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings

On April 2, April 16, April 29, and May 4, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders and underwriters associated with our IPO. The lawsuits were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with our IPO. The lawsuits assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and seek unspecified damages and other relief. We believe that the claims are without merit and intend to defend the lawsuits vigorously.

From time to time, we may become subject to other legal proceedings, claims or litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patents or other intellectual property rights. We do not believe that any liability from any reasonably foreseeable disposition of these legal actions and claims, individually or in the aggregate, would have a material effect on our business, operating results, cash flows or financial condition. The lawsuits described above are still in their early stages and the final outcome, including our liability, if any, with respect to the claims in the lawsuits, are uncertain. If an unfavorable outcome were to occur in the litigation, the impact could be material to our business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome. We cannot make a reasonable estimate of the potential loss or range of loss, if any, arising from these matters. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. If we determine that a loss is reasonably possible and can reasonably estimate the range of the loss, then we disclose the range of the loss.

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
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $85.9 million, $62.2 million and $35.0 million, during the years ended December 31, 2014, 2013 and 2012, respectively and $19.6 million for the three months ended, March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $236.8 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new applications and services could prevent us from attaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.
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
The enterprise health care management software market is new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand and market adoption. Our success depends to a substantial extent on the willingness of employers to increase their use of our Enterprise Healthcare Cloud offering, the ability of our applications to increase employee engagement, as well as on our ability to demonstrate the value of our offering to customers and their employees and to develop new applications that provide value to customers and users. If employers do not perceive the benefits of our offering or our offering does not drive employee engagement, then our market might not develop at all, or it might develop more slowly than we expect, either of which could significantly adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.
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
We have experienced rapid growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 326 full-time employees at March 31, 2014 to 397 full-time employees at March 31, 2015. We have increased the size of our customer base from 114 customers at March 31, 2014 to 174 customers at March 31, 2015 and our revenue has increased from $8.4 million for the three months ended March 31, 2014 to $16.0 million for the three months ended March 31, 2015. We anticipate that we will continue to rapidly expand our operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters are located in the San Francisco Bay Area.

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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the three months ended March 31, 2015 and 2014, our net cash used in operating activities was $13.2 million and $16.1 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, during the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.
We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, in April and May, 2015, a series of purported securities class action lawsuits was filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders, and underwriters associated with our IPO. These lawsuits were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with our IPO. The lawsuits seek unspecified damages. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Although, we plan to defend these lawsuits vigorously, regardless of the outcome, this or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.
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

•
in certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. The holders of our Class A common stock own 62.3% and the holders of our Class B common stock own 37.7% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 94.3% and holders of our Class B common stock have 5.7% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A common stock and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have 62.3% and holders of our Class B common stock have 37.7% of the total votes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sale of Unregistered Sales of Equity Securities
Not applicable

(b)	Use of Proceeds from Public Offering of Common Stock
On March 19, 2014, we closed our IPO, in which we sold 12.8 million shares of Class B common stock at a price to the public of $16.00 per share pursuant to a registration statement on Form S-1 (File No. 333-193840), which was declared effective by the SEC on March 13, 2014. We raised approximately $185.6 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $14.3 million and other offering expenses of approximately $4.3 million.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 14, 2014 pursuant to Rule 424(b).

(c)	Issuer Purchases of Equity Securities
None
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

CASTLIGHT HEALTH, INC.
Date: May 12, 2015	By:	/s/ John C. Doyle
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