Form 10-Q
period 2015-06-30
CASTLIGHT HEALTH, INC.
filed 2015-08-05
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, there were 54,681,184 shares of the Registrant’s Class A common stock outstanding and 39,635,427 shares of the Registrant’s Class B common stock outstanding.

______________________________________

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,533	$17,425
Marketable securities	132,905	175,057
Accounts receivable, net	11,048	11,097
Deferred commissions	3,956	3,675
Prepaid expenses and other current assets	5,960	3,476
Total current assets	185,402	210,730
Property and equipment, net	4,515	3,630
Marketable securities, noncurrent	—	6,220
Restricted cash, noncurrent	1,000	—
Deferred commissions, noncurrent	2,374	2,563
Other assets	3,692	131
Total assets	$196,983	$223,274
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,180	$3,217
Accrued expenses and other current liabilities	4,702	5,791
Accrued compensation	8,730	10,455
Deferred revenue	24,125	20,708
Total current liabilities	41,737	40,171
Deferred revenue, noncurrent	7,638	6,652
Other liabilities, noncurrent	1,208	261
Total liabilities	50,583	47,084
Commitments and contingencies
Stockholders’ equity:
Class A common stock	5	6
Class B common stock	4	3
Additional paid-in capital	404,412	393,397
Accumulated other comprehensive income (loss)	10	(40)
Accumulated deficit	(258,031)	(217,176)
Total stockholders’ equity	146,400	176,190
Total liabilities and stockholders’ equity	$196,983	$223,274
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Subscription	$17,278	$9,576	$32,184	$17,039
Professional services	1,232	957	2,277	1,870
Total revenue	18,510	10,533	34,461	18,909
Cost of revenue:
Cost of subscription (1)	2,932	2,915	5,451	5,627
Cost of professional services (1)	5,322	4,502	9,975	8,373
Total cost of revenue	8,254	7,417	15,426	14,000
Gross profit	10,256	3,116	19,035	4,909
Operating expenses:
Sales and marketing (1)	17,641	14,947	34,104	31,507
Research and development (1)	7,391	5,476	13,985	11,003
General and administrative (1)	6,517	4,519	11,980	8,529
Total operating expenses	31,549	24,942	60,069	51,039
Operating loss	(21,293)	(21,826)	(41,034)	(46,130)
Other income, net	81	50	179	73
Net loss	$(21,212)	$(21,776)	$(40,855)	$(46,057)
Net loss per Class A and B share, basic and diluted	$(0.23)	$(0.24)	$(0.44)	$(0.86)
Weighted-average shares used to compute basic and diluted net loss per Class A and B share	93,804	89,520	92,801	53,284
_______________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue:
Cost of subscription	$67	$35	$100	$39
Cost of professional services	450	280	875	420
Sales and marketing	2,074	1,152	3,825	2,326
Research and development	730	493	1,363	914
General and administrative	896	980	1,923	1,794

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(21,212)	$(21,776)	$(40,855)	$(46,057)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale marketable securities	8	(41)	50	(40)
Reclassification adjustments for net realized gains on available-for-sale marketable securities	—	—	—	—
Other comprehensive income (loss)	8	(41)	50	(40)
Comprehensive loss	$(21,204)	$(21,817)	$(40,805)	$(46,097)
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(40,855)	$(46,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	910	604
Stock-based compensation	8,086	5,493
Amortization of deferred commissions	1,659	2,244
Accretion and amortization of marketable securities	827	497
Expense related to warrant	—	2,499
Changes in operating assets and liabilities:
Accounts receivable	49	(5,327)
Deferred commissions	(1,751)	(1,369)
Prepaid expenses and other assets	(1,818)	(1,677)
Accounts payable	1,258	384
Accrued expenses and other liabilities	(3,169)	(1,203)
Deferred revenue	4,403	8,277
Net cash used in operating activities	(30,401)	(35,635)
Investing activities:
Restricted cash	(1,000)	101
Investment in related party	(3,125)	—
Purchase of property and equipment	(1,693)	(967)
Purchase of marketable securities	(18,958)	(162,175)
Sales of marketable securities	5,000	13,000
Maturities of marketable securities	61,553	8,000
Net cash provided by (used in) investing activities	41,777	(142,041)
Financing activities:
Proceeds from the exercise of stock options	2,826	1,628
Payments of deferred offering costs	(94)	(3,781)
Proceeds from initial public offering	—	189,943
Net cash provided by financing activities	2,732	187,790

Net increase in cash and cash equivalents	14,108	10,114
Cash and cash equivalents at beginning of period	17,425	25,154
Cash and cash equivalents at end of period	$31,533	$35,268

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Description of Business
Description of Business
Castlight Health, Inc. ("Castlight") is a pioneer in a new category of cloud-based software that enables enterprises to understand and manage health care spending as a strategic business investment, and help employees and their families make more informed medical decisions based on factors such as cost, quality and patient experience. Our Enterprise Healthcare Management solutions allow our customers to conquer the complexity of the existing health care system by providing personalized, actionable information to their employees, implementing technology-enabled benefit designs and integrating disparate systems and applications. Our comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data transparent and useful. We were incorporated in the State of Delaware in January 2008. Our principal executive offices are located in San Francisco, California.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for our services, certain assumptions used in the valuation of our equity awards, and the capitalization and estimated useful life of internal-use software development costs. Actual results could differ from those estimates, and such differences could be material to our consolidated financial position and results of operations.
Recently Issued and Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued new accounting guidance Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. The guidance will be effective for us beginning January 1, 2016. Early adoption is permitted. We have elected not to early adopt. The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for us beginning January 1, 2018. Early adoption is not permitted. We are

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Note 3. Marketable Securities
At June 30, 2015 and December 31, 2014, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2015
U.S. agency obligations	$145,414	$16	$(5)	$145,425
Money market mutual funds	8,015	—	—	8,015
	153,429	16	(5)	153,440
Included in cash and cash equivalents	20,535	—	—	20,535
Included in marketable securities	$132,894	$16	$(5)	$132,905

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014
U.S. agency obligations	$177,297	$4	$(44)	$177,257
U.S. treasury securities	5,580	1	—	5,581
Money market mutual funds	1,919	—	—	1,919
	184,796	5	(44)	184,757
Included in cash and cash equivalents	3,480	—	—	3,480
Included in marketable securities	$175,093	$5	$(41)	$175,057
Included in marketable securities, noncurrent	$6,223	$—	$(3)	$6,220
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
The fair value of marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from a third-party pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established third party pricing vendors and broker-dealers. There have been no changes in valuation techniques in the periods presented. We have no financial assets or liabilities measured using Level 3 inputs. There were no significant transfers between Levels 1 and 2 assets as of June 30, 2015 and December 31, 2014. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Level 1	Level 2	Total
June 30, 2015
Cash equivalents:
Money market mutual funds	8,015	—	8,015
U.S. agency obligations	—	12,520	12,520
Marketable securities:
U.S. agency obligations	—	132,905	132,905
	$8,015	$145,425	$153,440

	Level 1	Level 2	Total
December 31, 2014
Cash equivalents:
Money market mutual funds	$1,919	$—	$1,919
U.S. agency obligations	—	1,561	1,561
Marketable securities:
U.S. agency obligations	—	175,696	175,696
U.S. treasury securities	—	5,581	5,581
	$1,919	$182,838	$184,757
Gross unrealized gains and losses for cash equivalents and marketable securities as of June 30, 2015 and December 31, 2014 were not material. We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2015.
There were no realized gains or losses during the three months ended June 30, 2015. All of our marketable securities at June 30, 2015 mature within one year. As of December 31, 2014 those securities with maturities greater than one year are reflected in the noncurrent portion of our condensed consolidated balance sheets. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents.
Note 5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	June 30, 2015	December 31, 2014
Leasehold improvements	$1,058	$1,058
Computer equipment	3,641	3,247
Software	874	874
Capitalization of internal-use software	1,155	291
Furniture and equipment	301	301
Construction in process	537	—
Total	7,566	5,771
Accumulated depreciation	(3,051)	(2,141)
Property and equipment, net	$4,515	$3,630
Depreciation and amortization expense for the three months ended June 30, 2015 and 2014, was $0.5 million and $0.3 million, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively. Depreciation is recorded on a straight-line basis.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 6. Related Party Transactions and Variable Interest Entity
In the second quarter of 2015, we announced a strategic alliance with Lyra Health ("Lyra"), to develop and bring to market an integrated behavioral health solution. In connection with this strategic alliance, the Company made a $3.1 million preferred stock investment in Lyra. Lyra is considered a related party to us because two of Lyra’s co-founders serve on our board of directors, and Castlight's Chief Executive Officer, serves on Lyra's board. An independent committee of Castlight's board of directors, comprising of directors with no involvement in any external behavioral health business initiatives, approved the strategic alliance with and investment in Lyra.
Lyra Health was founded in 2015 to work with employers, health plans, and providers to improve behavioral health outcomes and plans to offer a complementary behavioral health service that combines technology with active care management to improve patient outcomes. As part of the strategic alliance Lyra's product will be integrated with Castlight Elevate for those customers who purchase the integrated solution. Castlight Elevate is an extension of the Castlight enterprise healthcare management platform which enables employees to research behavioral health services, make educated treatment choices, and commence care.
We have evaluated these transactions, including their related party aspects, and have determined that Lyra is a variable interest entity (“VIE”) for Castlight. In determining that we are not the VIE's primary beneficiary, we considered qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the characteristics of our involvement; and the obligation or likelihood for us to provide incremental financial support. Based on our evaluation, we determined that Castlight and our related parties collectively have power and benefits of the operations of  VIE but that we are not the party most closely associated to the VIE. Accordingly, we are not required to consolidate the operations of the VIE. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our investment of $3.1 million and we are not obligated to provide incremental financial support to Lyra.
The investment in Lyra is accounted for under the cost method and is included under other assets in our condensed consolidated financial statements. We have not estimated the fair value of our investment because there have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. We will assess our investment for impairment on a quarterly basis or based on facts or circumstances that may require us to reassess the fair value of our investment.

Note 7. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of
	June 30, 2015	December 31, 2014
Subscription	$17,373	$14,826
Professional services—implementation	3,622	2,974
Professional services—communications	3,130	2,908
Total current	24,125	20,708
Subscription	2,090	1,950
Professional services—implementation	4,816	4,327
Professional services—communications	732	375
Total noncurrent	7,638	6,652
Total	$31,763	$27,360

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 8. Commitments and Contingencies
Legal Matters
On April 2, April 16, April 29, and May 4, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders and underwriters associated with our IPO. The lawsuits, which were consolidated on July 22, 2015, were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with our IPO. The lawsuits assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and seek unspecified damages and other relief. We believe that the claims are without merit and intend to defend the lawsuits vigorously.
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

Leases and Contractual Obligations

We lease office space under noncancelable operating leases in San Francisco, California. On May 21, 2015, we entered into a new office space lease in San Francisco, California, in order to expand our office facilities. The lease extends to June 30, 2021, with a five year renewal option. The total rent obligation under the lease is $12.8 million. There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.

Note 9. Stockholders’ Equity
Common Stock
As of June 30, 2015, we had 54,678,735 shares of Class A common stock and 39,574,120 shares of Class B common stock outstanding.
Stock Options Activity
A summary of stock option activity for the six months ended June 30, 2015 is as follows (in thousands, except share and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2014	16,392,539	$4.40	$128,541
Stock option grants	491,900	$8.95
Stock options exercised	(3,107,786)	$1.02
Stock options canceled	(1,766,650)	$6.80
Balance at June 30, 2015	12,010,003	$5.11	$53,906

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The total grant-date fair value of stock options granted during the six months ended June 30, 2015 and 2014 was $2.3 million and $28.4 million, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Six Months Ended June 30,
	2015	2014
Volatility	53%	60%
Expected life (in years)	6.17	5.0-6.2
Risk-free interest rate	1.38%-1.91%	1.53%-1.99%
Dividend yield	—%	—%
As of June 30, 2015, we had $27.7 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended June 30, 2015 is as follows :

	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2014	1,398,893	$11.06
Restricted Stock Units granted	3,318,000	$8.73
Restricted Stock Units vested	—	$—
Restricted Stock Units forfeited	(316,900)	$10.26
Balance at June 30, 2015	4,399,993	$9.36
As of June 30, 2015, there was a total of $38.3 million in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 3.6 years.
In June 2015, we awarded performance stock units (PSUs) to certain employees. The number of shares that will eventually vest depends on achievement of performance targets for 2015, as determined by the compensation committee of our board of directors, and may range from 0 percent to 150 percent of the targeted award amount. The PSUs will vest over the period of two years in quarterly installments subject to recipients' continued service through the vesting date of November 15, 2017 in order to earn the shares. The compensation expense associated with the PSUs is expensed using the accelerated method.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 10. Income Taxes
The effective tax rate for the three and six months ended June 30, 2015 and 2014 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance.
There were no material changes to unrecognized tax benefits in the three and six months ended June 30, 2015, and we do not anticipate that unrecognized tax benefits will significantly increase or decrease in the next 12 months. At June 30, 2015, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.
Note 11. Net Loss per Share
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
The following table presents the calculation of basic and diluted net loss per share for our common stock (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(13,086)	$(8,126)	$(18,671)	$(3,105)	$(25,658)	$(15,197)	$(43,850)	$(2,207)
Weighted-average shares used to compute basic and diluted net loss per share	57,870	35,934	76,755	12,765	58,282	34,519	50,731	2,553
Basic and diluted net loss per share	$(0.23)	$(0.23)	$(0.24)	$(0.24)	$(0.44)	$(0.44)	$(0.86)	$(0.86)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options and restricted common stock	16,410	17,908	16,410	17,908
Warrants	115	115	115	115
Total	16,525	18,023	16,525	18,023

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

Castlight Health, Castlight, Castlight Medical, Castlight Essentials, Castlight Pharmacy, Castlight Rewards, Castlight Reference-Based Pricing, Castlight Protect, Castlight Insights, Castlight Controls, Castlight Connect, Castlight Care and Castlight Dental are trademarks and/or registered trademarks of Castlight Health, Inc. in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

Overview
Castlight is a pioneer in a new category of cloud-based software that enables enterprises to understand and manage health care spending as a strategic business investment, and help employees and their families make more informed medical decisions based on factors such as cost, quality and patient experience. Our Enterprise Healthcare Management solutions allow our customers to conquer the complexity of the existing health care system by providing personalized, actionable information to their employees, implementing technology-enabled benefit designs and integrating disparate systems and applications. Our comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data transparent and useful. We deploy consumer-oriented applications that deliver strong employee engagement and enable employers to integrate disparate benefit programs into one platform available to employees and their families.
Since our inception in 2008, we have been committed to improving the efficiency of the U.S. health care industry. From 2008 to 2010, we focused our efforts on research and development to build our consumer health care database, our analytic capabilities and the initial version of our cloud-based application, Castlight Essentials (previously, Castlight Medical). After its release in 2010, we have continued to enhance that application, as well as release new applications, including Castlight Pharmacy, Castlight Rewards, Castlight Elevate, Castlight Protect and Castlight Dental. These applications are delivered to our customers, and their employees and families, via our cloud-based offering and leverage consumer-oriented design principles that drive engagement and ease of use.
We market and sell our Enterprise Healthcare Management solutions to self-insured companies in a broad range of industries and to governmental entities. As of June 30, 2015, we had 181 signed customers, of which more than 150 customers have implemented our offering, which we refer to as launched customers. In comparison, we had 168 signed customers, including 115 launched customers, as of December 31, 2014. We sell our offering solely in the United States, and we market to our customers and potential customers primarily through our direct sales force.

We generate revenue from sales of subscriptions, including support, and professional services primarily related to the implementation of our offering, including extensive communications support to drive adoption by our customer’s employees and their families. Historically, we have derived a substantial majority of our subscription revenue from Castlight Essentials. Our subscription fees are based on the number of employees and adult dependents that employers identify as eligible to use our offering, which typically includes all of our customers’ U.S. employees and adult dependents that receive health benefits. Our agreements with customers generally have terms of three years.

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
Key Factors Affecting Our Performance
Sale of Additional Applications. Our revenue growth rate and long-term profitability are affected by our ability to sell additional applications to our customer base. To date, a substantial majority of our revenue has come from sales of subscriptions of Castlight Essentials. We believe that there is a significant opportunity to sell subscriptions to other applications as our customers become more familiar with our offering and seek to address additional needs.
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
Implementation Timelines. Our ability to convert backlog into revenue and improve our gross margin depends on how quickly we complete customer implementations. Our implementation timelines vary from customer to customer based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. Our implementation timelines for Castlight Essentials are typically three to nine months after entering into an agreement with a customer. Our implementation timelines for our other applications currently range from approximately three months to longer than twelve months.
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
We generate revenue from subscription fees from customers for access to the applications they select, including basic customer service support. We also earn revenue from professional services primarily related to the implementation of our offering, including extensive communications support to drive adoption by our customers' employees and their dependents.
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
As a result of variability in our billing terms, the deferred revenue balance does not represent the total value of our customer contracts, nor do changes in deferred revenue serve as a reliable indicator of our future subscription revenue in a given period. The weighted average billing term for customers that we billed in the second quarter of 2015 was 5.3 months. The cumulative weighted average billing term for all customers signed as of June 30, 2015 was 5.2 months.
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
Cost of professional services revenue consists primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs, and allocated overhead. The time and costs of our customer implementations vary based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer.
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
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(percentages of revenue)
Revenue:
Subscription	93%	91%	93%	90%
Professional services	7%	9%	7%	10%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	16%	27%	16%	30%
Cost of professional services	29%	43%	29%	44%
Total cost of revenue	45%	70%	45%	74%
Gross margin percentage	55%	30%	55%	26%
Operating expenses:
Sales and marketing	95%	142%	99%	167%
Research and development	40%	52%	40%	58%
General and administrative	35%	43%	35%	45%
Total operating expenses	170%	237%	174%	270%
Operating loss	(115)%	(207)%	(119)%	(244)%
Other income, net	—%	—%	—%	—%
Net loss	(115)%	(207)%	(119)%	(244)%
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	% Change	$ Change	2015	2014	% Change	$ Change
	(dollars in thousands)
Revenue:
Subscription	$17,278	$9,576	80%	$7,702	$32,184	$17,039	89%	$15,145
Professional services	1,232	957	29%	275	2,277	1,870	22%	407
Total revenue	$18,510	$10,533	76%	$7,977	$34,461	$18,909	82%	$15,552
The overall increase in both subscription and professional services revenue for the three and six months ended June 30, 2015, was primarily attributable to revenue from customers launched in the trailing twelve months ended June 30, 2015. Our launched customer base grew from 90 as of June 30, 2014 to more than 150 launched customers as of June 30, 2015.

Costs and Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	% Change	$ Change	2015	2014	% Change	$ Change
	(dollars in thousands)
Cost of revenue:
Subscription	2,932	2,915	1%	$17	5,451	5,627	(3)%	$(176)
Professional services	5,322	4,502	18%	820	9,975	8,373	19%	1,602
Total cost of revenue	$8,254	$7,417	11%	$837	$15,426	$14,000	10%	$1,426
Gross margin (loss) percentage
Subscription	83.0%	69.6%			83.1%	67.0%
Professional services	(332)%	(370)%			(338)%	(348)%
Total gross margin percentage	55.4%	29.6%			55.2%	26.0%
Gross profit	$10,256	$3,116	229%	$7,140	$19,035	$4,909	288%	$14,126
Cost of subscription revenue remained flat for both the three and six months ended June 30, 2015, as the increase in costs associated with the customer support function (driven by increased launches) were offset by cost efficiencies gained from data center transition in the second quarter of 2014 to two relatively lower cost data centers in Colorado and Arizona.
Cost of professional services revenue increased for both the three and six months ended June 30, 2015, primarily due to employee-related expenses as we continue to hire talent to support our customer implementations and invest in our strategic growth objectives. We are continuing to invest in data infrastructure to enable more efficient implementations of Castlight Pharmacy and to further expand our ability to work with additional data sources associated with our newest products. We expect these investments to continue through third quarter of 2015.
Overall gross margin blends the effects of the gross margins derived from subscription revenues and the gross losses generated from professional services. Gross margin for the three and six months ended June 30, 2015 improved compared to three and six months ended June 30, 2014, primarily as the cost of subscription revenue as a percentage of total revenue continues to decrease over time, as a number of the associated costs, such as costs associated with data acquisition, include fixed elements. Improvements in overall gross margin for the three and six months ended June 30, 2015 are attributable to continued growth in the number of launched customers in relation to customers in the implementation phase.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	% Change	$ Change	2015	2014	% Change	$ Change
	(dollars in thousands)
Sales and marketing	$17,641	$14,947	18%	$2,694	$34,104	$31,507	8%	$2,597
The increase in sales and marketing for both the three and six months ended June 30, 2015 was primarily driven by increases in employee-related expenses as we continue to expand our sales force to address new opportunities and grow our customer base. The increases attributable to employee-related expenses were $2.7 million and $5.1 million for the three and six months ended June 30, 2015, respectively. The increase in the six months ended June 30, 2015 was offset by a $2.5 million charge related to warrants that was recorded in the first half of 2014, only.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	% Change	$ Change	2015	2014	% Change	$ Change
	(dollars in thousands)
Research and development	$7,391	$5,476	35%	$1,915	$13,985	$11,003	27%	$2,982

The increase in research and development for both the three and six months ended June 30, 2015 was primarily attributable to increase in employee-related expenses as we continued to hire engineering talent in San Francisco and internationally to drive innovation and new products, such as Castlight Elevate. For the three and six months ended June 30, 2015, employee-related expenses increased $1.1 million and $1.6 million, respectively. Additionally, we allocated fewer engineering resources to customer launch activity representing efficiencies gained in implementations. This reduced allocation resulted in an increase of $0.6 million and $0.9 million for the three and six months ended June 30, 2015 respectively.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	% Change	$ Change	2015	2014	% Change	$ Change
	(dollars in thousands)
General and administrative	$6,517	$4,519	44%	$1,998	$11,980	$8,529	40%	$3,451
The increase in general and administrative expense for both the three and six months ended June 30, 2015 primarily attributable to increases in employee-related expenses associated with growth in headcount as we invested in our internal talent acquisition team to support the growth of our business. These employee-related expenses contributed to $1.1 million and $2.0 million increase for the three and six months ended June 30, 2015, respectively. Also contributing to the increase were facility and equipment infrastructure spending to support planned hiring, which contributed to $0.8 million and $1.2 million increase for the three and six months ended June 30, 2015, respectively.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(30,401)	$(35,635)
Net cash provided by (used in) investing activities	41,777	(142,041)
Net cash provided by financing activities	2,732	187,790
Net increase in cash and cash equivalents	$14,108	$10,114
As of June 30, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $164.4 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations and money market funds.
Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, payments from our customers. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based applications. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
For the six months ended June 30, 2015, cash used in operating activities was $30.4 million. Cash used in operations improved primarily due to a decrease in net loss from $46.1 million, in the first half of 2014 to $40.9 million, in the first half of 2015. The net loss in the second quarter of 2015 was adjusted for $11.5 million in non-cash expenses that primarily included stock-based compensation of $8.1 million, and amortization of deferred commissions of $1.7 million. Working capital uses of cash included a decrease in accrued expenses of $3.2 million, primarily as a result of payout of annual bonuses and an increase in prepaid expenses and other assets of $1.8 million. These were offset by an increase in deferred revenue of $4.4 million as a result of contracts signed in the period with associated upfront fees and annual billings for launched customers.
Investing Activities
Cash provided by (used in) investing activities for the six months ended June 30, 2015, and 2014 was $41.8 million, and $(142.0) million, respectively. The increase in cash provided, was primarily the result of the timing of purchases, sales and maturities of marketable securities, net of $47.6 million, and $(141.2) million, respectively. This increase was offset by investment of $3.1 million in Lyra Health, a behavioral health technology company, and purchases of property, plant and equipment, which includes leasehold improvements for our new facilities.
Financing Activities
For the six months ended June 30, 2015, financing activities provided $2.7 million, primarily from cash proceeds resulting from issuance of stock under our equity incentive plans. The decrease in cash from financing activities compared to six months ended June 30, 2014, is primarily related to the proceeds from our initial public offering in the prior year.
Contractual Obligations and Commitments
Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity. On May 21, 2015, we entered into a new office space lease, under which we will lease approximately 36,000 square feet at 150 Spear Street, San Francisco, California, in order to expand our office facilities. The term of the lease extends to June 30, 2021, with a five year renewal option. The total rent obligation under the lease is $12.8 million. Our existing lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis.
There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.
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

Critical Accounting Policies and Estimates

During the six months ended June 30, 2015, there were no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $164.4 million at June 30, 2015 and $198.7 million as of December 31, 2014. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $0.4 million market value reduction in our investment portfolio as of June 30, 2015. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.1 million as of June 30, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings

On April 2, April 16, April 29, and May 4, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders and underwriters associated with our IPO. The lawsuits, which were consolidated on July 22, 2015, were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with our IPO. The lawsuits assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and seek unspecified damages and other relief. We believe that the claims are without merit and intend to defend the lawsuits vigorously.
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
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $85.9 million, $62.2 million and $35.0 million, during the years ended December 31, 2014, 2013 and 2012, respectively and $40.9 million for the six months ended, June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $258.0 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new applications and services could prevent us from attaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.
Our limited operating history makes it difficult to evaluate our current business and future prospects.
We were founded in 2008, began building the first version of Castlight Essentials (previously, Castlight Medical) in 2009, did not complete our first customer sale and implementation until 2010 and did not make substantial investments in sales and marketing until 2012. Our limited operating history limits our ability to forecast our future operating results and such forecasts are subject to a number of uncertainties, including our ability to plan for and model future growth.
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
In addition, we may need to change our current operations infrastructure in order for us to achieve profitability and scale our operations efficiently, which makes our future prospects even more difficult to evaluate. For example, in order to grow sales of our Enterprise Healthcare Management solutions to smaller customers in a financially sustainable manner, we may need to further automate implementations, tailor our offering and modify our go-to-market approaches to reduce our service delivery and customer acquisition costs. If we fail to implement these changes on a timely basis or are unable to implement them effectively due to our limited experience with the new infrastructure or factors beyond our control, our business may suffer.

The market for our offering is immature and volatile, and if it does not develop, if it develops more slowly than we expect, or if our offering does not drive employee engagement, the growth of our business will be harmed.
The enterprise health care management software market is new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand and market adoption. Our success depends to a substantial extent on the willingness of employers to increase their use of our Enterprise Healthcare Management solutions, the ability of our applications to increase employee engagement, as well as on our ability to demonstrate the value of our offering to customers and their employees and to develop new applications that provide value to customers and users. If employers do not perceive the benefits of our offering or our offering does not drive employee engagement, then our market might not develop at all, or it might develop more slowly than we expect, either of which could significantly adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.
If our security measures are breached and unauthorized access to a customer’s data are obtained, our offering may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed and we could lose sales and customers.
Our offering involves the storage and transmission of customers’ proprietary information, as well as protected health information, or PHI, of our customers' employees and their dependents, which is regulated under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, collectively HIPAA. Because of the extreme sensitivity of this information, the security features of our offering are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive customer or employee data, including HIPAA-regulated protected health information. A security breach or failure could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, and catastrophic events.
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
We have experienced rapid growth in recent periods, which puts strain on our business, operations and employees. For example, our revenue has increased from $10.5 million for the three months ended June 30, 2014 to $18.5 million for the three months ended June 30, 2015, and our customer base grew from 130 customers at June 30, 2014 to 181 customers at June 30, 2015. We also grew from 339 full-time employees to 430 full-time employees during that time. We anticipate that we will continue to rapidly expand our operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters are located in the San Francisco Bay Area.

A key aspect to managing our growth is our ability to scale our capabilities to implement our offering satisfactorily with respect to both large and demanding enterprise customers, who currently comprise the substantial majority of our customer base, as well as smaller customers. Large customers often require specific features or functions unique to their particular business processes, which at a time of rapid growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our offering to our customers in a timely manner. We may also need to make further investments in our technology and automate portions of our offering or services to decrease our costs, particularly as we grow sales of our Enterprise Healthcare Management solutions to smaller customers. If we are unable to address the needs of our customers or their employees, or our customers or their employees are unsatisfied with the quality of our offering or services, they may not renew their agreements, seek to cancel or terminate their relationship with us or renew on less favorable terms.
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
In order to deliver the full functionality offered by our Enterprise Healthcare Management solutions, we need access, on behalf of our customers, to sources of pricing and claims data, much of which is managed by a limited number of health plans and other third parties. We have developed various long-term and short-term data-sharing relationships with certain health plans and other third parties, including most, but not all, of the largest health plans in the United States. We are limited in our ability to offer the full functionality of our offering to customers of health plans with whom we do not have a data-sharing arrangement.
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
The sales cycle for our Enterprise Healthcare Management solutions, from initial contact with a potential lead to contract execution and implementation, varies widely by customer, ranging from three to 24 months. Some of our customers undertake a significant and prolonged evaluation process, including whether our offering meets a customer’s unique health care needs, that frequently involves not only our offering but also those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our offering. Moreover, our large enterprise customers often begin to deploy our service on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment. It is possible that in the future we may experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force and thereby increase the percentage of our sales personnel with less experience in selling our service, expand into new territories and add additional applications and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our operating results may be harmed.
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
To date we have derived a substantial majority of our revenue from sales of our Castlight Essentials application, and our longer-term operating results and continued growth depend in part on our ability to successfully develop and sell new applications and services that our customers want and are willing to purchase. In addition to our Castlight Essentials application, we have recently introduced a number of new applications, such as our Castlight Pharmacy, Castlight Rewards, Castlight Protect, Castlight Elevate and Castlight Dental, but it is uncertain whether these applications and services will result in significant revenue or comprise a significant portion of our total revenue. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing offering and introduce new high quality applications and services. If existing customers are not willing to make additional payments for such new applications, or if new customers do not value such new applications, our business and operating results may be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively brought to market.
We operate in a competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed.
While the Enterprise Healthcare Management market is in an early stage of development, the market is competitive and we expect it to attract increased competition, which could make it hard for us to succeed. We currently face competition for sub-components of our offering from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include but are not limited to Change Healthcare Corporation, ClearCost Health, Healthcare Bluebook, HealthSparq and Truven Health Analytics Inc. In addition, large, well-financed health plans, with whom we cooperate and on whom we depend in order to obtain the pricing and claims data we need to deliver our offering to customers, have in some cases developed their own cost and quality estimation tools and provide these solutions to their customers at discounted prices or often for free. These health plans include, for example, Aetna Inc., Anthem, Inc., Cigna Corporation, and UnitedHealth Group, Inc. Competition from specialized software and solution providers, health plans and other parties may result in pricing pressure, which may lead to price decline in certain product segments, which could negatively impact our sales, profitability and market share. In addition, if health plans perceive continued cooperation with us as a threat to their business interests, they may take steps that impair our access to pricing and claims data, or that otherwise make it more difficult or costly for us to deliver our offering to customers.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2015 and 2014, our net cash used in operating activities was $30.4 million and $35.6 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, during the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.
Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we discover additional problems that prevent our proprietary applications from operating properly. We are currently implementing software with respect to a number of new applications and services, including our Castlight Pharmacy, Castlight Rewards, Castlight Protect, Castlight Essentials and Castlight Dental. If our offering does not function reliably or fails to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients.
Moreover, data services are complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects or errors in our existing or new software and applications and services may arise in the future and may result from interface of our offering with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. These defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our Enterprise Healthcare Management solutions might discourage existing or potential clients from purchasing our offering from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating results.
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
We provide our Enterprise Healthcare Management solutions through computer hardware that is currently located in two third-party data centers in Colorado and Arizona, each of which are operated by the same IT hosting company. While we control and have access to our servers and all of the components of our network that are located in these external data centers, we do not control the operation of these facilities. The owner of our data centers has no obligation to renew the agreements with us on commercially reasonable terms, or at all. If we are unable to renew these types of agreements on commercially reasonable terms, or if our data center operator is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
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
We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, in April and May, 2015, a series of purported securities class action lawsuits was filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders, and underwriters associated with our IPO. These lawsuits were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with our IPO. The lawsuits, which were consolidated on July 22, 2015, seek unspecified damages. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Although, we plan to defend these lawsuits vigorously, regardless of the outcome, this or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.
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
Our primary tax jurisdiction is the United States. All of our tax years are open to examination by U.S. federal and state tax authorities due to our history of tax losses. We have provided a full valuation allowance for our deferred tax assets due to the uncertainty surrounding the future realization of such assets. Therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets. The net operating loss could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability.
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

Because of our dual class common stock structure, the holders of our Class A common stock, who consist of our founders, directors, executives, employees, will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As of June 30, 2015, our executive officers and directors and their affiliates own 35.7% of our outstanding Class A common stock and Class B Common Stock, combined. However, because of our dual class common stock structure our executive officers and directors and their affiliates have 57.4% of the total votes in each of the matters identified in the list above. This concentrated control by our Class A common stockholders will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

•
in certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. The holders of our Class A common stock own 58.0% and the holders of our Class B common stock own 42.0% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 93.3% and holders of our Class B common stock have 6.7% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A common stock and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have 58.0% and holders of our Class B common stock have 42.0% of the total votes.

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

None
Item 5. Other Information

None

Item 6. Exhibits and Financial Statement Schedules.
(a) Exhibits.
The Exhibits listed below are filed as part of this Form 10-Q

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filed Herewith

10.1	Lease Agreement by and between 150 Spear Street, LLC and the Registrant, dated May 21, 2015.				X

10.2	Form of Notice of Restricted Stock Unit Award (Performance-Based) and Restricted Stock Unit Agreement				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X
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

CASTLIGHT HEALTH, INC.
Date: August 5, 2015	By:	/s/ John C. Doyle
John C. Doyle
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filed Herewith

10.1	Lease Agreement by and between 150 Spear Street, LLC and the Registrant, dated May 21, 2015.				X

10.2	Form of Notice of Restricted Stock Unit Award (Performance-Based) and Restricted Stock Unit Agreement				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Schema Linkbase Document				X

101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Labels Linkbase Document				X

101.PRE	XBRL Taxonomy Presentation Linkbase Document				X
_______________________

*
The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.