Form 10-Q
period 2015-09-30
CASTLIGHT HEALTH, INC.
filed 2015-11-04
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015, there were 54,626,674 shares of the Registrant’s Class A common stock outstanding and 40,017,764 shares of the Registrant’s Class B common stock outstanding.

______________________________________

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,671	$17,425
Marketable securities	121,525	175,057
Accounts receivable, net	13,645	11,097
Deferred commissions	3,864	3,675
Prepaid expenses and other current assets	5,134	3,476
Total current assets	169,839	210,730
Property and equipment, net	6,269	3,630
Marketable securities, noncurrent	—	6,220
Restricted cash, noncurrent	1,000	—
Deferred commissions, noncurrent	3,145	2,563
Other assets	4,670	131
Total assets	$184,923	$223,274
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,057	$3,217
Accrued expenses and other current liabilities	4,975	5,791
Accrued compensation	9,457	10,455
Deferred revenue	24,592	20,708
Total current liabilities	43,081	40,171
Deferred revenue, noncurrent	8,538	6,652
Other liabilities, noncurrent	1,455	261
Total liabilities	53,074	47,084
Commitments and contingencies
Stockholders’ equity:
Class A common stock	5	6
Class B common stock	4	3
Additional paid-in capital	409,849	393,397
Accumulated other comprehensive income (loss)	29	(40)
Accumulated deficit	(278,038)	(217,176)
Total stockholders’ equity	131,849	176,190
Total liabilities and stockholders’ equity	$184,923	$223,274
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Subscription	$18,233	$11,254	$50,417	$28,293
Professional services	1,306	955	3,583	2,825
Total revenue	19,539	12,209	54,000	31,118
Cost of revenue:
Cost of subscription (1)	3,081	2,596	8,532	8,223
Cost of professional services (1)	5,606	4,559	15,581	12,932
Total cost of revenue	8,687	7,155	24,113	21,155
Gross profit	10,852	5,054	29,887	9,963
Operating expenses:
Sales and marketing (1)	16,731	14,760	50,835	46,267
Research and development (1)	7,868	5,630	21,853	16,633
General and administrative (1)	6,311	4,944	18,291	13,473
Total operating expenses	30,910	25,334	90,979	76,373
Operating loss	(20,058)	(20,280)	(61,092)	(66,410)
Other income, net	51	81	230	154
Net loss	$(20,007)	$(20,199)	$(60,862)	$(66,256)
Net loss per Class A and B share, basic and diluted	$(0.21)	$(0.23)	$(0.65)	$(0.96)
Weighted-average shares used to compute basic and diluted net loss per Class A and B share	94,409	89,698	93,343	68,960
_______________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue:
Cost of subscription	$96	$60	$196	$99
Cost of professional services	647	306	1,522	726
Sales and marketing	2,058	2,013	5,883	4,339
Research and development	981	561	2,344	1,475
General and administrative	1,177	1,169	3,100	2,963

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(20,007)	$(20,199)	$(60,862)	$(66,256)
Other comprehensive income:
Net change in unrealized gain on available-for-sale marketable securities	19	52	69	12
Reclassification adjustments for net realized gains on available-for-sale marketable securities	—	—	—	—
Other comprehensive income	19	52	69	12
Comprehensive loss	$(19,988)	$(20,147)	$(60,793)	$(66,244)
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(60,862)	$(66,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,378	944
Stock-based compensation	13,045	9,602
Amortization of deferred commissions	2,576	3,119
Accretion and amortization of marketable securities	1,126	1,021
Expense related to warrant	—	2,659
Changes in operating assets and liabilities:
Accounts receivable	(2,548)	(6,213)
Deferred commissions	(3,346)	(3,626)
Prepaid expenses and other assets	(1,026)	(1,922)
Accounts payable	716	193
Accrued expenses and other liabilities	(1,740)	2,753
Deferred revenue	5,770	14,633
Net cash used in operating activities	(44,911)	(43,093)
Investing activities:
Restricted cash	(1,000)	101
Investment in related party	(4,125)	—
Purchase of property and equipment	(3,499)	(1,398)
Purchase of marketable securities	(86,324)	(210,388)
Sales of marketable securities	5,000	13,000
Maturities of marketable securities	140,019	53,765
Net cash provided by (used in) investing activities	50,071	(144,920)
Financing activities:
Proceeds from the exercise of stock options	3,180	1,928
Payments of deferred offering costs	(94)	—
Proceeds from initial public offering	—	186,162
Net cash provided by financing activities	3,086	188,090

Net increase in cash and cash equivalents	8,246	77
Cash and cash equivalents at beginning of period	17,425	25,154
Cash and cash equivalents at end of period	$25,671	$25,231

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
Recently Issued and Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued new accounting guidance on Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. The guidance will be effective for us beginning January 1, 2016. Early adoption is permitted. We have elected not to early adopt. The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.
In May 2014, FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB deferred the effective date of the standard for all entities by one year. The standard will become effective for the annual reporting period (including interim reporting periods) beginning after December 15, 2017, and early adoption is permitted as of annual reporting

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

periods (including interim periods) beginning after December 15, 2016. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption. At this point in time, we do not intend to adopt the standard early.

Note 3. Marketable Securities

All of our cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income, a component of shareholders’ equity.

At September 30, 2015 and December 31, 2014, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015
U.S. agency obligations	$100,570	$18	$(1)	$100,587
U.S. treasury securities	24,125	13	—	24,138
Money market mutual funds	13,912	—	—	13,912
	138,607	31	(1)	138,637
Included in cash and cash equivalents	17,112	—	—	17,112
Included in marketable securities	$121,495	$31	$(1)	$121,525

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014
U.S. agency obligations	$177,297	$4	$(44)	$177,257
U.S. treasury securities	5,580	1	—	5,581
Money market mutual funds	1,919	—	—	1,919
	184,796	5	(44)	184,757
Included in cash and cash equivalents	3,480	—	—	3,480
Included in marketable securities	$175,093	$5	$(41)	$175,057
Included in marketable securities, noncurrent	$6,223	$—	$(3)	$6,220
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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The fair value of marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from a third-party pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established third party pricing vendors and broker-dealers. There have been no changes in valuation techniques in the periods presented. We have no financial assets or liabilities measured using Level 3 inputs. There were no significant transfers between Levels 1 and 2 assets as of September 30, 2015 and December 31, 2014. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Level 1	Level 2	Total
September 30, 2015
Cash equivalents:
Money market mutual funds	$13,912	$—	$13,912
U.S. agency obligations	—	3,200	3,200
Marketable securities:
U.S. agency obligations	—	97,387	97,387
U.S. treasury securities	—	24,138	24,138
	$13,912	$124,725	$138,637

	Level 1	Level 2	Total
December 31, 2014
Cash equivalents:
Money market mutual funds	$1,919	$—	$1,919
U.S. agency obligations	—	1,561	1,561
Marketable securities:
U.S. agency obligations	—	175,696	175,696
U.S. treasury securities	—	5,581	5,581
	$1,919	$182,838	$184,757
Gross unrealized gains and losses for cash equivalents and marketable securities as of September 30, 2015 and December 31, 2014 were not material. We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2015 and December 31, 2014.
There were no realized gains or losses during the three months ended September 30, 2015. All of our marketable securities at September 30, 2015 mature within one year. As of December 31, 2014, those securities with maturities greater than one year are reflected in the noncurrent portion of our condensed consolidated balance sheets. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents.
Note 5. Property and Equipment
Property and equipment consisted of the following (in thousands):

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	As of
	September 30, 2015	December 31, 2014
Leasehold improvements	$1,891	$1,058
Computer equipment	4,040	3,247
Software	885	874
Capitalization of internal-use software	2,152	291
Furniture and equipment	813	301
Total	9,781	5,771
Accumulated depreciation	(3,512)	(2,141)
Property and equipment, net	$6,269	$3,630
Depreciation and amortization expense for the three months ended September 30, 2015 and 2014, was $0.5 million and $0.3 million, respectively, and $1.4 million and $0.9 million for the nine months ended September 30, 2015 and 2014, respectively. Depreciation and amortization are recorded on a straight-line basis.
Note 6. Related Party Transactions and Variable Interest Entity
In the second quarter of 2015, we announced a strategic alliance with Lyra Health ("Lyra"), to develop and bring to market an integrated behavioral health solution. In connection with this strategic alliance, Castlight made an initial preferred stock investment in Lyra of $3.1 million. Additionally, we made a subsequent preferred stock investment in Lyra of $1.0 million in August 2015. Lyra is considered a related party to us because two of Lyra’s co-founders serve on our board of directors, and Castlight's chief executive officer, serves on Lyra's board. An independent committee of Castlight's board of directors, comprising of directors without any involvement in any external behavioral health business initiatives, approved the strategic alliance with and investment in Lyra.
Lyra Health was founded in 2015 to work with employers, health plans, and providers to improve behavioral health outcomes and plans to offer a complementary behavioral health service that combines technology with active care management to improve patient outcomes. As part of the strategic alliance Lyra's product will be integrated with Castlight Elevate for those customers who purchase both solutions. Castlight Elevate is an extension of the Castlight enterprise healthcare management platform which enables employees to research behavioral health services, make educated treatment choices, and commence care.
We have evaluated both the initial and additional investment transactions and have determined that Lyra is a variable interest entity (“VIE”) for Castlight. In determining that we are not the VIE's primary beneficiary, we considered qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the characteristics of our involvement; and the obligation or likelihood for us to provide incremental financial support. Based on our evaluation, we determined that Castlight and our related parties collectively have power and benefits of the operations of VIE; however, Castlight is not the party most closely associated to the VIE. Accordingly, we are not required to consolidate the operations of the VIE. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our investment of $4.1 million and we are not obligated to provide incremental financial support to Lyra.
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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 7. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of
	September 30, 2015	December 31, 2014
Subscription	$17,460	$14,826
Professional services—implementation	3,936	2,974
Professional services—communications	3,196	2,908
Total current	24,592	20,708
Subscription	2,379	1,950
Professional services—implementation	5,190	4,327
Professional services—communications	969	375
Total noncurrent	8,538	6,652
Total	$33,130	$27,360

Note 8. Commitments and Contingencies
Legal Matters
On April 2, April 16, April 29, and May 4, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders and underwriters associated with our initial public offering (IPO). The lawsuits, which were consolidated on July 22, 2015, were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with our IPO. A consolidated complaint (“Complaint”) was filed on July 23, 2015, which purports to allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On September 22, 2015 we filed a Demurrer to the Complaint. After briefing and argument, the Court overruled the demurrer as to Plaintiffs’ claims under Sections 11 and 15 and has not yet issued a ruling as to Plaintiff’s claims under Section 12(a)(2). The Complaint seeks unspecified damages and other relief. We believe that the claims are without merit and intend to defend the action vigorously.
From time to time, we may become subject to other legal proceedings, claims or litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patents or other intellectual property rights. We do not believe that any liability from any reasonably foreseeable disposition of these legal actions and claims, individually or in the aggregate, would have a material effect on our business, operating results, cash flows or financial condition. The lawsuits described above are still in their early stages and the final outcome, including our liability, if any, with respect to the claims in the lawsuits, is uncertain. If an unfavorable outcome were to occur in the litigation, the impact could be material to our business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome. We cannot make a reasonable estimate of the potential loss or range of loss, if any, arising from these matters. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. If we determine that a loss is reasonably possible and can reasonably estimate the range of the loss, then we will disclose the range of the possible loss.

Leases and Contractual Obligations

We lease office space under noncancelable operating leases in San Francisco, California. On May 21, 2015, we entered into a new office space lease in San Francisco, California, in order to expand our facilities. The lease extends to June 30, 2021, with a five year renewal option. The total rent obligation under the lease is $12.8 million.

On September 2, 2015, we entered into a new office space lease in Sunnyvale, California with a primary intent of using this as our research and development facility. The lease extends to November 15, 2020 with a three year renewal option. The total rent obligation under the lease is $1.8 million.

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

Note 9. Stockholders’ Equity
Common Stock
As of September 30, 2015, we had 54,646,372 shares of Class A common stock and 39,930,411 shares of Class B common stock outstanding.
Stock Options Activity
A summary of stock option activity for the nine months ended September 30, 2015 is as follows (in thousands, except share and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2014	16,392,539	$4.40	$128,541
Stock option grants	491,900	$8.95
Stock options exercised	(3,407,089)	$1.03
Stock options canceled	(2,151,182)	$7.07
Balance at September 30, 2015	11,326,168	$5.11	$20,675
The total grant-date fair value of stock options granted during the nine months ended September 30, 2015 and 2014 was $2.3 million and $32.1 million, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Nine Months Ended September 30,
	2015	2014
Volatility	53%	60%
Expected life (in years)	6.17	5.0-6.2
Risk-free interest rate	1.38%-1.91%	1.53%-1.99%
Dividend yield	—%	—%
As of September 30, 2015, we had $23.9 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended September 30, 2015 is as follows:

	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2014	1,398,893	$11.06
Restricted Stock Units granted	5,604,600	$7.77
Restricted Stock Units vested	(24,625)	$8.33
Restricted Stock Units forfeited	(559,518)	$9.78
Balance at September 30, 2015	6,419,350	$8.30
As of September 30, 2015, there was a total of $47.8 million in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 3.5 years.
In June 2015, we awarded performance stock units (PSUs) to certain employees. The number of shares that will eventually vest depends on achievement of performance targets for 2015, as determined by the compensation committee of our board of directors, and may range from 0 to 150% of the targeted award amount. Once the performance is determined and a targeted award amount is fixed, the target number of PSUs, if any, will vest in eight quarterly installments, subject to recipients' continued service, beginning on February 15, 2016. The compensation expense associated with the PSUs is expensed using the accelerated method.
Note 10. Income Taxes
The effective tax rate for the three and nine months ended September 30, 2015 and 2014 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. At September 30, 2015, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.
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
The following table presents the calculation of basic and diluted net loss per share for our common stock (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(11,584)	$(8,423)	$(16,356)	$(3,843)	$(37,207)	$(23,655)	$(55,833)	$(10,423)
Weighted-average shares used to compute basic and diluted net loss per share	54,664	39,745	72,633	17,065	57,063	36,280	58,112	10,848
Basic and diluted net loss per share	$(0.21)	$(0.21)	$(0.23)	$(0.23)	$(0.65)	$(0.65)	$(0.96)	$(0.96)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options and restricted stock units	17,776	17,230	17,776	17,230
Warrants	115	115	115	115
Total	17,891	17,345	17,891	17,345

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

Castlight Health, Castlight, Castlight Medical, Castlight Essentials, Castlight Pharmacy, Castlight Rewards, Castlight Reference-Based Pricing, Castlight Protect, Castlight Insights, Castlight Controls, Castlight Connect, Castlight Care, Castlight Dental, Castlight Elevate and Castlight Action are trademarks and/or registered trademarks of Castlight Health, Inc. in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

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
Since our inception in 2008, we have been committed to improving the efficiency of the U.S. health care industry. From 2008 to 2010, we focused our efforts on research and development to build our consumer health care database, our analytic capabilities and the initial version of our cloud-based application, Castlight Essentials (previously, Castlight Medical). After its release in 2010, we have continued to enhance that application, as well as release new applications, including Castlight Pharmacy, Castlight Rewards, Castlight Elevate, Castlight Protect, Castlight Dental, and Castlight Action. These applications are delivered to our customers, and their employees and families, via our cloud-based offering and leverage consumer-oriented design principles that drive engagement and ease of use.
We market and sell our Enterprise Healthcare Management solutions to self-insured companies in a broad range of industries and to governmental entities. We sell our offering solely in the United States, and we market to our customers and potential customers through our direct sales force, as well as through relationships with health plans, benefits consultants and other channel partners.

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
Renewals of customer contracts. We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships.
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
Key Business Metrics
We review a number of operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions.

Signed Annual Recurring Revenue

	As of
	September 30, 2015	September 30, 2014
	(in millions)
Signed Annual Recurring Revenue (ARR)	$103.0	$73.0

Our ability to recognize and increase subscription revenue in the future depends in part upon our ability to add new customers, retain and renew existing customers and expand the number of offerings to which our new and existing customers subscribe over time. As discussed above, we begin recognizing revenue from new customer agreements when we have implemented our offering, which can take from three to more than twelve months. Therefore, revenue recognized in any quarter is largely derived from customer agreements signed in prior quarters. Accordingly, management measures sales performance and forecasts future subscription revenue based on signed Annual Recurring Revenue (ARR).
ARR represents the annualized value of subscription revenue under contract with customers at the end of a quarter, which we refer to for this purpose as a measurement date. To calculate ARR, we first calculate the annualized subscription value for each signed customer (whether implemented or not), as of the applicable measurement date, by multiplying the monthly contract value of the subscription services under contract by 12. We exclude from this calculation any customers that have provided us with formal notice of termination or non-renewal as of the measurement date. ARR does not take into account the (i) potential for customers to terminate, or decline to renew, their agreements with us, (ii) achievement of non-recurring or yet-to-be-earned performance guarantees, (iii) engagement bonuses included within our customer contracts or (iv) revenues related to professional services, such as implementation and communications services. ARR is not determined in reference to US GAAP.

ARR is a forward-looking metric based on contractual terms in existence as of the applicable measurement date and is subject to change resulting from a number of factors including, but not limited to, changes in user counts, terminations or non-renewals, as well as upsells and cross-sells. For all of these reasons, the amount of subscription revenue we actually recognize during periods following the measurement date may be different from ARR recorded at a measurement date.
Our ARR at September 30, 2015 was $103.0 million, compared to $73.0 million at September 30, 2014, representing an increase of approximately 41%. We expect ARR to increase as we sign additional customers and cross-sell to existing customers.

Annual Net Dollar Retention Rate

	Twelve Months Ended December 31,
	2014	2013
Annual net dollar retention rate (NDR)	103%	109%

Our revenue growth rate and long-term profitability are affected by our ability to add customers, retain and renew existing customers, and expand the number of offerings our new and existing customers use over time. We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance on customer retention by measuring our Annual Net Dollar Retention rate (NDR). Our NDR provides a measurement of our ability to increase revenue across our existing customer base through expansion of our additional applications to existing customers, increases in user count for existing customers and customer renewals, as offset by terminations. We observed an annual net dollar retention rate of 103% and 109% for our signed customer base, for the years ended December 31, 2014 and 2013, respectively. We calculate annual net dollar retention rate for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. In calculating NDR, we exclude one time fees. NDR does not include subscriptions by new customers contracted since the end of the most recently completed year. We expect NDR to be more than 100% for the year ended December 31, 2015.

Components of Results of Operations
Revenue
We generate revenue from subscription fees from customers for access to the applications they select, including basic customer service support. We also earn revenue from professional services primarily related to the implementation of our offering, including extensive communications support to drive adoption by our customers' employees and their dependents. Historically, we have derived a substantial majority of our subscription revenue from Castlight Essentials. Our subscription fees are based primarily on the number of employees and adult dependents that employers identify as eligible to use our offering, which typically includes all of our customers’ U.S. employees and adult dependents that receive health benefits.
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
Cost of professional services revenue consists primarily of employee-related expenses (including salaries, benefits and stock-based compensation) associated with these services, the cost of subcontractors and travel costs, and allocated overhead. The time and costs of our customer implementations vary based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer.
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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(percentages of revenue)
Revenue:
Subscription	93%	92%	93%	91%
Professional services	7%	8%	7%	9%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	16%	21%	16%	26%
Cost of professional services	29%	38%	29%	42%
Total cost of revenue	45%	59%	45%	68%
Gross margin percentage	55%	41%	55%	32%
Operating expenses:
Sales and marketing	86%	121%	94%	149%
Research and development	40%	46%	40%	53%
General and administrative	32%	40%	34%	43%
Total operating expenses	158%	207%	168%	245%
Operating loss	(103)%	(166)%	(113)%	(213)%
Other income, net	—%	1%	—%	—%
Net loss	(103)%	(165)%	(113)%	(213)%
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	% Change	$ Change	2015	2014	% Change	$ Change
	(dollars in thousands)
Revenue:
Subscription	$18,233	$11,254	62%	$6,979	$50,417	$28,293	78%	$22,124
Professional services	1,306	955	37%	351	3,583	2,825	27%	758
Total revenue	$19,539	$12,209	60%	$7,330	$54,000	$31,118	74%	$22,882
The overall increase in both subscription and professional services revenue for the three and nine months ended September 30, 2015, was primarily attributable to an increase in our total number of launched customers. Our launched customer base grew more than 50% year over year.

Costs and Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	% Change	$ Change	2015	2014	% Change	$ Change
	(dollars in thousands)
Cost of revenue:
Subscription	3,081	2,596	19%	$485	8,532	8,223	4%	$309
Professional services	5,606	4,559	23%	1,047	15,581	12,932	20%	2,649
Total cost of revenue	$8,687	$7,155	21%	$1,532	$24,113	$21,155	14%	$2,958
Gross margin (loss) percentage
Subscription	83.1%	76.9%			83.1%	70.9%
Professional services	(329)%	(377)%			(335)%	(358)%
Total gross margin percentage	55.5%	41.4%			55.3%	32.0%
Gross profit	$10,852	$5,054	115%	$5,798	$29,887	$9,963	200%	$19,924
Cost of subscription revenue increased for both the three and nine months ended September 30, 2015, primarily due to employee-related expenses as a result of growing our customer support function (driven by increased launches) as we continue to grow our customer base.
Cost of professional services revenue increased for both the three and nine months ended September 30, 2015, primarily due to employee-related expenses as we continue to hire talent to support our customer implementations and invest in our strategic growth objectives. We are continuing to invest in data infrastructure to enable more efficient implementations of Castlight Pharmacy and to further expand our ability to work with additional data sources associated with our newest products. We expect these investments to continue through the fourth quarter of 2015.
Gross margin for the three and nine months ended September 30, 2015 improved primarily due to revenue growth of 60% and 74%, respectively. Additionally, the cost of subscription revenue, as a percentage of total revenue, continued to decrease primarily due to certain fixed cost elements such as data center operations representing a smaller proportion of a growing revenue base. We expect to continue to see favorable overall gross margin trends as we continue to grow the number of launched customers in relation to customers in the implementation phase.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	% Change	$ Change	2015	2014	% Change	$ Change
	(dollars in thousands)
Sales and marketing	$16,731	$14,760	13%	$1,971	$50,835	$46,267	10%	$4,568
The increase in sales and marketing expense for both the three and nine months ended September 30, 2015 was primarily driven by increases in employee-related expenses as we continue to expand our sales force to address new opportunities and grow our customer base. The increases attributable to employee-related expenses were $1.5 million and $6.7 million for the three and nine months ended September 30, 2015, respectively. The increase in the nine months ended September 30, 2015 was offset by a $2.7 million charge related to warrants that was recorded in the first half of 2014, only.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	% Change	$ Change	2015	2014	% Change	$ Change
	(dollars in thousands)
Research and development	$7,868	$5,630	40%	$2,238	$21,853	$16,633	31%	$5,220

The increase in research and development expense for both the three and nine months ended September 30, 2015 was primarily driven by increases in employee-related expenses as we continued to hire engineering talent to drive innovation and new products. For the three and nine months ended September 30, 2015, employee-related expenses increased $2.0 million and $3.7 million, respectively.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	% Change	$ Change	2015	2014	% Change	$ Change
	(dollars in thousands)
General and administrative	$6,311	$4,944	28%	$1,367	$18,291	$13,473	36%	$4,818
The increase in general and administrative expense for both the three and nine months ended September 30, 2015 is primarily attributable to increases in employee-related expenses associated with growth in headcount as we invested in our internal talent acquisition team to support the growth of our business. These employee-related expenses contributed to $0.7 million and $3.0 million increase for the three and nine months ended September 30, 2015, respectively. Also contributing to the increase were facility and equipment infrastructure spending to support planned hiring, which resulted in $0.9 million and $2.4 million increase for the three and nine months ended September 30, 2015, respectively.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(44,911)	$(43,093)
Net cash provided by (used in) investing activities	50,071	(144,920)
Net cash provided by financing activities	3,086	188,090
Net increase in cash and cash equivalents	$8,246	$77
As of September 30, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $147.2 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
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
Operating Activities
For the nine months ended September 30, 2015, cash used in operating activities was $44.9 million. The negative cash flows resulted primarily from our net loss of $60.9 million, adjusted for $18.1 million in non-cash expenses that included stock-based compensation of $13.0 million, and amortization of deferred commissions of $2.6 million. Working capital uses of cash included a decrease in accrued expenses of $1.7 million, primarily as a result of payout of annual bonuses to our employees, and an increase in accounts receivable of $2.5 million. Additionally, deferred revenue increased by $5.8 million, primarily as a result of a 28% increase in the amount billed year over year as a result of increased billings for launched customers.
Investing Activities
Cash provided by (used in) investing activities for the nine months ended September 30, 2015, and 2014 was $50.1 million, and $(144.9) million, respectively. The increase in cash provided, was primarily the result of the timing of purchases, sales and maturities of marketable securities, the net result of which was $58.7 million, and $(143.6) million, for the nine months ended September 30, 2015, and 2014, respectively. This increase was partially offset by a total investment of $4.1 million in Lyra Health, a behavioral health technology company, and $3.5 million in purchases of property, plant and equipment, which includes leasehold improvements for our new facilities.
Financing Activities
For the nine months ended September 30, 2015, financing activities provided $3.1 million, primarily from cash proceeds resulting from issuance of stock under our equity incentive plans. For the nine months ended September 30, 2014, financing activities provided $188.1 million primarily related to the proceeds from our initial public offering in March 2014.
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
On September 2, 2015, we entered into a new office space lease in Sunnyvale, California with a primary intent of using this as our research and development facility. The lease extends to November 15, 2020 with a three year renewal option. The total rent obligation under the lease is $1.8 million. Our existing lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis.
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

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2015, there were no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $147.2 million at September 30, 2015 and $198.7 million as of December 31, 2014. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $0.7 million market value reduction in our investment portfolio as of September 30, 2015. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.1 million as of September 30, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
    On April 2, April 16, April 29, and May 4, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders and underwriters associated with our initial public offering (IPO). The lawsuits, which were consolidated on July 22, 2015, were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with our IPO. A consolidated complaint (“Complaint”) was filed on July 23, 2015, which purports to allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On September 22, 2015 we filed a Demurrer to the Complaint. After briefing and argument, the Court overruled the demurrer as to Plaintiffs’ claims under Sections 11 and 15 and has not yet issued a ruling as to Plaintiff’s claims under Section 12(a)(2). The Complaint seeks unspecified damages and other relief. We believe that the claims are without merit and intend to defend the action vigorously.
From time to time, we may become subject to other legal proceedings, claims or litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patents or other intellectual property rights. We do not believe that any liability from any reasonably foreseeable disposition of these legal actions and claims, individually or in the aggregate, would have a material effect on our business, operating results, cash flows or financial condition. The lawsuits described above are still in their early stages and the final outcome, including our liability, if any, with respect to the claims in the lawsuits, is uncertain. If an unfavorable outcome were to occur in the litigation, the impact could be material to our business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome. We cannot make a reasonable estimate of the potential loss or range of loss, if any, arising from these matters. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. If we determine that a loss is reasonably possible and can reasonably estimate the range of the loss, then we will disclose the range of the possible loss.

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
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $85.9 million, $62.2 million and $35.0 million, during the years ended December 31, 2014, 2013 and 2012, respectively and $60.9 million for the nine months ended, September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $278.0 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new applications and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.
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
In addition, we may need to change our current operations infrastructure in order for us to achieve profitability and scale our operations efficiently, which makes our future prospects even more difficult to evaluate. For example, in order to grow sales of our Enterprise Healthcare Management solutions to smaller customers in a financially sustainable manner, we may need to further automate implementations, tailor our offering and modify our go-to-market approaches to reduce our service delivery and customer acquisition costs. If we fail to implement these changes on a timely basis or are unable to implement them effectively, our business may suffer.

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
We may experience cyber-security and other breach incidents that may remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against us, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, in the event that our customers authorize or enable third parties to access their data or the data of their employees on our systems, we cannot ensure the complete integrity or security of such data in our systems as we would not control access. If an actual or perceived breach of our security occurs, or if we are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers or suffer other reputational harm.
Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention from leading our business.

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

•	our ability to attract new customers;

•	customer renewal rates and the timing and terms of customer renewals;

•	network outages or security breaches;

•	the mix of applications and services sold or renewed during a period;

•	general economic, industry and market conditions;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and

•	impact of new accounting pronouncements.
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
We have experienced rapid growth in recent periods, which puts strain on our business, operations and employees. For example, our revenue has increased from $31.1 million for the nine months ended September 30, 2014 to $54.0 million for the nine months ended September 30, 2015. Our customer base grew to nearly 200 customers and our headcount grew to 466 full-time employees as of September 30, 2015. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters are located in the San Francisco Bay Area.
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
We are investing in and expect to increasingly rely on channel partners for a portion of our sales, and if our channel partner relationships are unsuccessful then our sales results will be adversely affected and the growth of our business will be harmed.

Our sales strategy relies in part on relationships we have developed with health plans, benefits consultants and other industry participants, and we are continuing to invest in, and expect to increase our reliance on, these relationships with channel partners to access additional customer segments and grow our overall sales. However, we cannot be certain that we will be able to identify suitable channel partners and, if we identify such channel partners, there can be no assurance that our channel partner relationships will be successful, or will result in access to additional customers or growth in sales. Our channel partnerships could fail for a variety of reasons, including changes in our partners’ business priorities, insufficient or misaligned incentives for our partners’ to assist us with sales, competition, or other factors.

In addition, our reliance on sales through channel partners could put downward pressure on the total revenue we are able to generate, and could result in existing customers electing to use alternative or lower-functionality versions of our products that we may elect to provide through channel partners. The concentration of a material portion of business with any given channel partner could also create tensions with other companies we do business with, including health plans on whom we rely to receive data and offer our services.

Certain relationships we will enter or have entered into with channel partners will require substantial investments of our resources to support these initiatives.  There can be no assurance that the investments we make to develop and support these channel relationships, or the effort required to do so, will provide a positive return on our investment in the near term, or at all.  If any of these events materialize, our business and results of operations could be materially adversely affected.
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
However, we have a limited operating history, and to date have not yet reached the end of the original term for the majority of our existing customer agreements. Accordingly, we do not yet have enough experience with customer renewals to predict our customer renewal rate and may experience significantly more difficulty than we anticipate in renewing existing customer agreements. Factors that may affect the renewal rate for our offering and our ability to sell additional applications and services include:

•	the price, performance and functionality of our offering;

•	the availability, price, performance and functionality of competing or alternative solutions;

•
the potential for customers that are able to access lower-functionality versions of our offering that we provide through; health plans or other channel partners to opt to use the lower-functionality versions of our offering rather than renewing their customer agreement with us;

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
To date we have derived a substantial majority of our revenue from sales of our Castlight Essentials application, and our longer-term operating results and continued growth depend in part on our ability to successfully develop and sell new applications and services that our new and existing customers want and are willing to purchase. In addition to our Castlight Essentials application, we have recently introduced a number of new applications, such as our Castlight Pharmacy, Castlight Rewards, Castlight Protect, Castlight Elevate, Castlight Dental, and Castlight Action but it is uncertain whether these applications and services will result in significant revenue or comprise a significant portion of our total revenue. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing offering and introduce new high quality applications and services. If existing customers are not willing to make additional payments for such new applications, or if new customers do not value such new applications, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively brought to market.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2015 and 2014, our net cash used in operating activities was $44.9 million and $43.1 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, during the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.
Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we discover additional problems that prevent our proprietary applications from operating properly. In addition to our Castlight Essentials application, we are currently implementing software with respect to a number of new applications and services, including our Castlight Pharmacy, Castlight Rewards, Castlight Protect, Castlight Dental, Castlight Elevate and Castlight Action. If our offering does not function reliably or fails to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients which would adversely affect our operating results.
Moreover, data services that are as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects or errors in our existing or new software and applications and services may arise in the future and may result from interface of our offering with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. These defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our Enterprise Healthcare Management solutions might discourage existing or potential clients from purchasing our offering from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating results.
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
In addition, supporting large customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. Furthermore, if we are unable to address the needs of these customers in a timely fashion or further develop and enhance our offering, or if a customer or its employees are not satisfied with our quality of work, our offering or professional services then we could incur additional costs to address the situation. In addition, we may be required to issue credits or refunds for pre-paid amounts related to unused services, the timing of recognition of revenue for, and the profitability of, that work might be impaired and the customer’s dissatisfaction with our offering could damage our ability to expand the number of applications and services purchased by that customer. These customers may not renew their agreements, seek to terminate their relationship with us or renew on less favorable terms. Moreover, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to retain or compete for new business with current and prospective customers. If any of these were to occur, our revenue may fail to grow at historical rates or at all, or may even decline and our operating results could be adversely affected.
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
Problems faced by our third-party data center locations could adversely affect the experience of our customers. The operator of the data centers could decide to close the facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by the operator of the data centers or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers or any disruptions or other performance problems with our product offering could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenue, increase our costs associated with remediation or cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to potential liability or adversely affect our renewal rates.

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
In addition, a court or government agency may take the position that our storage and display of health information exposes us to personal injury liability or other liability for wrongful delivery or handling of health care services or erroneous health information. While we maintain insurance coverage, this coverage may prove to be inadequate or could cease to be available to us on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs, harm to our reputation and diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations.
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
Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of patent, trademark, copyright and trade secret laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees, consultants and contractors to enter into confidentiality, noncompetition and assignment of inventions agreements. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. While we have five U.S. patent applications pending, and we currently have one issued U.S. patent, we cannot ensure that any of our pending patent applications will be granted or that our issued patent will adequately protect our intellectual property. In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, or may be successfully challenged by third parties. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market solutions similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Further, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our offering, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.
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
In addition, in most instances, we have agreed to indemnify our customers against certain third-party claims, which may include claims that our offering infringes the intellectual property rights of such third parties. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease offering or using technologies that incorporate the challenged intellectual property;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

•	incur substantial costs and reallocate resources to redesign our technology to avoid infringement.
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
We are an emerging growth company and the reduced disclosure requirements applicable to emerging growth companies may make our Class B common stock less attractive to investors.
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
The market price of our Class B common stock has fluctuated significantly since our public offering and may continue to fluctuate. These fluctuations could cause you to lose all or part of your investment in our Class B common stock. Factors, many of which are beyond our control, that could cause additional fluctuations in the market price of our Class B common stock include the following:

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

Because of our dual class common stock structure, the holders of our Class A common stock, who consist of our founders, directors, executives, employees, will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As of September 30, 2015, our executive officers and directors and their affiliates own 35.6% of our outstanding Class A common stock and Class B Common Stock, combined. However, because of our dual class common stock structure our executive officers and directors and their affiliates have 57.4% of the total votes in each of the matters identified in the list above. This concentrated control by our Class A common stockholders will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

•
in certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our

Class B common stock are entitled to one vote per share. The holders of our Class A common stock own 57.8% and the holders of our Class B common stock own 42.2% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 93.2% and holders of our Class B common stock have 6.8% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A common stock and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have 57.8% and holders of our Class B common stock have 42.2% of the total votes.

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

CASTLIGHT HEALTH, INC.
Date: November 4, 2015	By:	/s/ John C. Doyle
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