Form 10-K
period 2015-12-31
CASTLIGHT HEALTH, INC.
filed 2016-03-10
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No [x]

Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second quarter, which was June 30, 2015, the aggregate market value of its shares (based on a closing price of $8.14 per share) held by non-affiliates was approximately $493.3 million. As of March 4, 2016, there were 54,517,785 shares of the Registrant’s Class A common stock outstanding and 42,142,863 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s year ended December 31, 2015, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Part I
Item 1. Business
Overview

Castlight offers a health benefits platform that engages employees to make better health care decisions and enables employers to communicate and measure their benefit programs. We provide a simple, personalized and powerful experience that allows employees to shop for and manage their health care. At the same time, we enable employers to understand their employees’ needs and guide them to the right care, right providers and right programs at the right time. Our comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data transparent and useful. Our products deliver strong employee engagement and enable employers to integrate disparate benefit programs into a single platform available to employees and their families. Ultimately, we enable organizations and their employees to improve outcomes, lower health care costs, and increase benefits satisfaction.
U.S. health care spending was forecasted to total approximately $3.4 trillion in 2016, with $699 billion of this amount to be paid by U.S. employers, according to the Centers for Medicare and Medicaid Services, or CMS. Despite this substantial investment, the U.S. health care system is burdened by significant waste. Two fundamental causes of these inefficiencies have been the absence of transparent information and the misalignment of economic incentives, which make it difficult for employees and their health care providers to make judicious health care choices.
Employers bear a substantial share of this waste and inefficiency, as they pay on average more than three quarters of their employees’ health care costs according to a 2015 joint survey by the National Business Group on Health, or NBGH, and Willis Towers Watson. Over the last two decades, employers have taken various steps to attempt to mitigate this growing burden, including self-insuring and increasingly shifting costs to employees. These measures have failed to solve the fundamental problems that have undermined employers’ efforts to control costs and improve employee health while maintaining competitive health care benefits for their employees. This failure is partly due to a lack of understanding of benefits by employers, by a lack of employee engagement with benefits and decision-making, and by a lack of visibility for employers into the utilization and effectiveness of their programs and interventions.

We believe that controlling costs and improving quality of care for employees and thereby driving efficiency in the overall health care market can be achieved by cloud-based technology solutions that are capable of addressing the scale and complexity of the U.S. health care industry.

Our health benefits platform leverages complex external data and our substantial user base to provide a single, end-to-end solution that integrates benefit programs, and engages employees through personalized, relevant communications. Our offering provides employers the opportunity to communicate, measure, and get more value out of their benefits and programs on a real-time basis. We obtain external data from a diverse array of sources, such as health care providers, insurance companies, governmental agencies and quality-monitoring organizations, as well as internal data we generate from the usage of our products. Our team of engineers, data scientists, and clinicians applies sophisticated data science techniques, including predictive modeling and epidemiological analytics that leverage our database to drive insights and provide a deeply personalized experience for our users.
We believe that Castlight is well positioned to leverage its use of large amounts of health care related data, sophisticated data analytics, strong customer portfolio and early-mover advantage to play a significant role in dramatically improving the efficiency of the U.S. health care system.
Industry Background
Significant Waste. Health care costs in the United States are among the highest in the world, and yet health care outcomes are inferior to those of many other countries, according to a 2014 Commonwealth Fund report. Additionally, a 2013 Institute of Medicine report estimates that approximately 30% of U.S. health care spending in 2009 was wasted due to factors such as inflated prices, the provision of unnecessary services and inefficient delivery of care.
Dysfunctional Market. In addition to these inefficiencies, industry dynamics have led to high variations in the cost and quality of health care services, with limited correlation between the two. Two fundamental causes of this market dysfunction have been the absence of transparent data and the misalignment of economic incentives. Historically, employers and employees have not had access to clear information about the cost and quality of care as they consider benefit strategies and health care treatment options. The health care industry generates extensive cost, quality and other data. However, this data resides in myriad formats and disparate databases, without a common infrastructure, and have therefore been of limited value to employers and employees in controlling costs and improving outcomes. Additionally, employees in the United States traditionally have been insulated from direct financial responsibility for much of the cost of the care they choose to receive. On average, employees were estimated to pay approximately 22% of the total cost of their health care and employers approximately 78% in 2015, according to a joint survey by NBGH and Willis Towers Watson. As a result, employees historically have been less sensitive to the costs of health care services than they might have been had their economic incentives been more closely linked to the total costs of care they received.
Growing Problem for Employers. According to the Bureau of Labor Statistics, health care benefit costs account for approximately 8.5% of total employee costs in the United States. Of U.S. employees who receive health care coverage by their employer, approximately 63% are covered by self-insured plans, according to a 2015 Kaiser Family Foundation survey. This raises to approximately 94% for employers with more than 5,000 employees. The prevalence of self-insured plans exposes employers directly to the volatility of health care expenses and the burdens of designing health care benefits. As a result, better management of health care expenses will have a direct impact on financial performance, making employers eager for solutions that can help them manage this growing problem.
Employers Lack Adequate Solutions. Despite intensive efforts to reduce health care expenses and improve value, employers continue to face escalating costs without associated improvements in employee health. Many employers have attempted to reduce health care costs through use of employee cost-sharing plans or account-based health care plans, such as health savings accounts. These plans shift health care expenses to employees to influence their health care spending decisions. According to a 2015 joint survey by NBGH and Willis Towers Watson, 82% of companies had an account-based health care plan in 2015, and another 4% expect to add an account-based health care plan for the first time in 2016. However, the success of consumer-directed and more traditional approaches have been challenged by limited employee understanding of benefits provided, poor employee engagement and decision-making, and suboptimal use of employer benefits and programs. While it has become more important for employees to know how to navigate the health care system as they have taken on more responsibility, a 2015 Aflac WorkForces Report study found that over 70% of employees do not fully understand their health benefits. Further, only about 40% of consumers have used a website or application to search for pricing information. Of these, only about half were able to obtain accurate price information, according to a survey conducted by the Health Management Academy. Lastly, employer programs that can help employees are going unused. For example, Employee Assistance Programs (EAPs) are used by approximately 5% of employees according to a 2009 Employee Assistance Trade Association (EASNA)

publication and tele-medicine services are utilized by less than 10% of employees at the employers that offer them according to a 2014 survey from Willis Towers Watson. For account-based plans and other cost control strategies to be effective, the above challenges faced by employers must be addressed.
Our Opportunity
We believe there is a significant opportunity to offer a comprehensive, technology-based solution to reduce the massive waste and inefficiencies associated with the approximately $699 billion that employers are projected to spend on health care in the United States in 2016. By combining innovations in big data analytics, cloud-based software delivery models and consumer-oriented online and mobile products, with our deep health care domain knowledge and platform for integrating third-party data and applications, we believe we are well positioned to play a central role in dramatically improving the efficiency of the U.S. health care system. We estimate, based on the number of people who rely on health care funded by self-insured employers and our estimate of the potential fee opportunity for our total suite of current products, that the total available market is greater than $5 billion.
Our Solution
We have developed a new category of cloud-based software that engages employees to make better health care decisions and enables employers to communicate and measure their benefit programs.
The key components of our health benefits platform include:
Highly Personalized and Guided Employee Experience
We simplify the health care decision-making process for employees and their families by providing highly relevant, personalized information that encourages informed choices before, during, and after receiving health care. Leveraging our robust data, analytics, and search capabilities, we deliver a highly personalized and differentiated health care shopping experience that includes individualized out-of-pocket cost estimates, clinical quality, patient satisfaction and provider demographic information. Employer programs are integrated into the platform and promoted to employees in relevant situations to help drive increased utilization of valuable benefits and services such as tele-health, second opinion programs and wellness offerings. Additional features include the ability to manage a care team, personalized tips, evidence-based clinical guidelines, educational content, benefit guides and real-time spend and deductible information. By empowering employees and their families with easy-to-use information, we enable them to make better, “market-based” decisions that avoid excessive prices and low quality or unnecessary care, creating significant value for both employees and employers.
Targeted and Relevant Engagement and Communications
Our predictive analytics capabilities enable personalized and timely employee communications to impact behavioral change and create lasting employee engagement. Our platform identifies segments of the employee population with particular health needs and can automatically launch “one-click” campaigns to identified audiences, such as employees with back pain or diabetes. Campaigns include clinically validated and highly relevant information that has undergone rigorous testing to resonate with identified employee populations. In addition, our platform continually responds to employee "search and use" information to provide ongoing decision support and guidance. These real-time communications guide employees to the right care and right provider at the right time to improve health care outcomes. This level of automation allows benefit leaders to concentrate their time and resources on other business priorities while meeting the health benefit needs of their employee populations.
Real-Time Insight into Employee Population Health Needs and Benefit Utilization
We provide benefit leaders with real-time insight into employee population health needs and benefit utilization to evaluate and optimize health benefit programs year-round. Until now, the only data available to benefit leaders has been from lagging claims data, preventing benefit leaders from responding to changing employee population health needs in a timely fashion. This data lag has dramatic consequences. Real-time insights into employee health needs allow employers to proactively help employees with information and appropriate care when they need it. Our engagement data also enables confidential real-time population segmentation for benefit leaders to understand the needs of specific employee populations, all while adhering to HIPAA standards. This segmentation allows benefits leaders to pilot programs to specific populations in need, such as second opinion programs for employees assessing back surgery options. Ultimately, real-time visibility helps enable our customers to drive employee engagement and evaluate the success of their plans, programs, and vendors to optimize their benefit strategies.
We are able to provide our solution in a unique way as a result of the following factors:
Trusted and Proven Market Leader
As an independent technology company in the health care industry, we believe we are a trusted source of health care decision support that is available to millions of employees across the U.S. We believe our impartiality is an important attribute for our relationships with our customers, as well as their employees and families, and allows us to collaborate with health plans, health care providers, and broader health care stakeholders. As of December 31, 2015, 191 customers were in contract with Castlight to provide their employees with a confidential platform to help make informed health care decisions. Castlight has significant experience deploying our platform with employers of large scale. Our multi-disciplinary team of leading engineers, clinicians, developers and marketers enable Castlight to continue to innovate and bring products to our customers that help enable employees to lead healthier lives and companies get the most from their health benefits.
Unique Data and Proprietary Analytics
The foundation of Castlight’s health benefits platform is the unique data and proprietary analytics that power our offering. Our platform integrates, organizes, and presents data from across the fragmented and complex health care landscape in a user-friendly way. Prior to Castlight’s efforts in this area, much of this data had been inaccessible to employers, employees and their families. Castlight now works with all major health plans and many of the largest pharmacy benefits managers and dental carriers and has one of the broadest sets of pricing data in the industry. In addition to pricing, our data foundation includes data from numerous validated and nationally recognized quality sources, as well as real-time employee search and benefit utilization information. With this data, our team has developed proprietary analytic techniques to transform unstructured data from disparate sources into actionable information, including price and quality of thousands of health care products and services, population segmentation, employee engagement, and benefit performance. With real-time employee use and engagement data, we employ predictive modeling to identify patients who will most benefit from early intervention and outreach. Our platform uses this analytics engine to identify patterns of inefficient behavior for large populations of employees and their families, complying to strict HIPAA parameters, thereby enabling employers to take actions intended to optimize benefit plans, reduce health care costs, and drive behavioral change.
Integrated Platform for Both Employer and Employee

By bringing a company’s entire health benefits portfolio into a single platform, we help enable both employee and employer to manage and make the most out of their health benefits. We integrate our customers’ complete health benefits offerings into a single platform so that employees have easy access to all of their health benefits in one place. With this convenient, comprehensive view, employees are better positioned to understand their benefit options and to increase engagement and utilization across all of their health benefits offerings. In addition to medical, dental, pharmacy, and behavioral health plans, our platform also integrates with many third-party vendors and programs, including health savings accounts, tele-medicine, tele-therapy, and disease management providers to provide a comprehensive health benefits experience. As employees use Castlight, our engagement tracking capabilities, coupled with claims data, enable us to segment populations of employees based on their health needs. This data is presented to benefit leaders as HIPAA-compliant, confidential real-time insights to enable highly personalized, automated, and relevant communications back to employees to further engage and motivate. The data exchange between employee and employer is designed to become a virtuous cycle, making the data more powerful, the experience more engaging, and the platform more robust.
Our Strategy
Capitalize on Our Leadership Position
As a pioneer in our industry, we have experienced significant demand from customers in the early commercialization of our offering. We initially targeted, and have already secured, large enterprise customers, which have provided us with data access, enhanced product development and increased scale. We intend to leverage our experiences with these large customers as we continue to build on this momentum. Our base of 191 customers as of December 31, 2015 represents only a small fraction of customers that we believe could benefit from our health benefits platform. In order to capitalize on this emerging market opportunity, we intend to continue to leverage our current customer base, expand our direct sales capabilities and invest further in indirect sales channels.
Continue to Invest in Customer Success
We are intensely focused on driving lasting customer success. We invest early and heavily in customer relationships and work closely with employers throughout the implementation process to configure their benefit plans to meet their specific needs and objectives and continue to help them adapt these plans over time. We also provide integrated implementations with employers' wide array of health benefits vendors, supported by our communications programs to help employers execute their benefit plan strategies quickly and effectively. We aim to be the catalyst that drives long-term employee engagement and lasting efficiency in health care purchases, and in turn, drive high customer satisfaction, retention and referenceability. We believe we are establishing a trusted brand with our customers as they deploy our platform, which in turn will not only foster a lasting relationship, but also drive significant value for our customers and their employees and provide us with ongoing opportunities to deploy additional products and capabilities.
Further Develop Our Platform Strategy
We believe there is a significant opportunity to provide complementary products and services to our customers to serve their evolving benefit needs. We have only recently begun to offer additional products to our customers and have experienced positive results. For instance, our pharmacy product, first launched in 2013, integrates prescription drug information into our offering and has been now purchased by most of our customer base. In 2015, we launched two new products, Castlight Elevate and Castlight Action, to address additional benefit and engagement needs. We believe these products will significantly increase the value our customers realize from our offering, enhancing customer satisfaction and loyalty and driving increased adoption of multiple products by our customers.
Leverage Our Growing Independent Health Care Consumer Database
We operate a growing independent database that includes more than a billion health care claim transactions and a rapidly expanding collection of "user-generated" data, making us a trusted third-party source of reference for health care spending. Through algorithmic processing of this aggregated information on provider practices, referral patterns, patient outcomes, patient needs and purchasing trends, we will continue to develop novel offerings that inform the benefit design strategies of our customers.
Leverage Our Passionate, Mission-Driven Culture
We believe our team of employees, our corporate culture and our shared passion to change health care are key elements of our success. The problem we aim to solve is complex and requires a variety of expertise. We have assembled a unique multi-disciplinary team of software developers, behavioral scientists, clinicians, health policy experts and enterprise-focused sales and marketing personnel and have created a work environment that stimulates cross-functional innovation to effect fundamental change in health consumption behavior. The depth of these skills, our passionate culture and the creativity of our team has enabled a significant early-mover advantage in the market and allowed us to retain and attract the highest caliber talent in the industry.
Our Products
Castlight offers a health benefits platform that engages employees to make better health care decisions and enables employers to communicate and measure their benefits programs. Castlight provides a simple, integrated experience for employees that helps them understand and access their health benefits while guiding them to the right care, right provider, and right program at the right time; uses personalized, relevant communications that proactively engage employees in their health and drive better decisions at their point of need; and provides real-time insight into employee engagement with benefits and programs, enabling employers to monitor and adjust their strategies throughout the year.
All customers purchase the core Castlight platform:
•Castlight Health Benefits Platform. The functionality of our core Castlight platform is available to all of our customers. Castlight's core platform includes both an employee and a benefits professional experience. The employee-

facing web and mobile experiences simplify health care decision making for employees and their families by providing highly relevant, personalized information for medical services that enable informed choices before, during and after receiving health care. The intuitive, natural language search experience includes personalized out-of-pocket cost estimates, clinical quality, patient satisfaction and provider demographic information. Employer programs are integrated into the platform and promoted to employees in relevant situations to drive increased utilization of valuable benefits and services like tele-health, second opinion programs and wellness offerings. Additional features include the ability to manage a care team, personalized tips, evidence-based clinical guidelines, educational content, benefit guides and real-time spend and deductible information. The benefits professional experience empowers human resource leaders with real-time insights into employee engagement with the platform, benefits and programs to identify opportunities to drive better employee engagement and improved outcomes.
Additionally, customers may purchase the following cross-sell products:

•Castlight Action. Castlight Action is a fully automated solution for benefits professionals to leverage data and predictive analytics to connect employees to the right benefits and programs throughout the year, in a HIPPA-compliant manner. It surfaces insights to the benefits leader, segments and targets the relevant population using personalized, multi-channel campaigns with specific behavior change goals, and delivers real-time aggregate reporting on the impact of those campaigns to the benefits leader. Castlight Action helps enable benefits leaders to unlock the full value of their benefits strategy by bringing the power of data to enable better employee decision-making.
•Castlight Pharmacy. Castlight Pharmacy delivers information to guide employees and their families on how to manage their prescription drug spend. Our pharmacy product enables them to easily search for cost estimates for specific medications at convenient retail locations as well as mail order alternatives and presents multiple ways to save including using generic equivalents and therapeutic area alternatives. Additionally, Castlight Pharmacy is capable of driving improved drug compliance through prescription refill reminders and interfaces with other third-party applications to change and fulfill prescriptions.
•Castlight Dental. Castlight Dental provides a comprehensive solution for employees to understand and manage their oral health and dental spend. Our dental product enables employees to search for specific dental procedures, understand the coverage and overall cost of the care, and make optimal choices. Further, Castlight Dental educates employees about common oral health conditions, driving health, productivity, and increased benefit satisfaction for employees.

•Castlight Elevate. Castlight Elevate helps employees working through behavioral health conditions or triggers such as depression, anxiety, substance use disorder, insomnia, and stress. Castlight Elevate breaks down the barriers to behavioral health treatment by enabling employees to research behavioral health services, make educated treatment choices, and begin care, all through a personalized experience.
•Castlight Protect. Castlight Protect enables eligible employers to set a “fair market” reference price that establishes the maximum amount paid by the employer for specified health care procedures and services. Castlight Protect allows employers to direct employees to high value care, while still preserving their choice of provider. It is available for a wide variety of procedures and services and provides a strong mechanism for employers to control costs.
•Castlight Rewards. Castlight Rewards is an incentive system to motivate employees to make better health care decisions. Employers can use Castlight Rewards to encourage employees to learn about their health care, engage with Castlight and a variety of other desired behaviors.
Castlight often bundles these products into a set of packages to streamline the marketing and selling process.
Our Services
We provide a range of services to help employers implement and maximize the value of our offering, including:

•Communication and Engagement Services. We offer communications services to drive employee engagement with our offering that span educational presentations, email campaigns, print collateral and employer-specific media. Communications initiatives are typically run during open enrollment, time of product launch and periodically post launch, and are designed to drive employee engagement and change management. The fees for these services are included as part of our contracts.
•Implementation Services. We provide implementation services to our customers to help ensure successful deployment of our offering, including executing required data feeds, loading customer data, configuring products, integrating with third-party and other applications and comprehensive testing. The fees for these services are included as part of our contracts.
•Customer Support. We offer end user support to help ensure effective employee use of our platform. We provide live chat and telephonic support for employees and their families in the area of technical support, clarification support, including answering questions on how to use the online service, and provider search support. We also enable employees who may have limited computer access to obtain their personalized health care information using our customer support personnel. The fees for these services are included as part of subscriptions to our products.
Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reportable segment. All of our revenue is recognized in the United States and all of our long-lived assets are located in the United States.
Customers
We completed implementation for our first customer in 2010, and as of December 31, 2015, we had 191 signed customers. Together our customers encompass millions of eligible employees and their families. Our customers consist primarily of large self-insured employers, representing a wide range of industries, such as education, manufacturing, retail, technology and government, and including some of the largest employers in the United States. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large corporation, which has entered into a master subscription agreement with us to access our platform, including customers that are in the process of deploying our platform to employee populations.
Employees and Culture
We view our employees and company culture as critical assets for our business and a source of competitive strength. Our leadership team is focused on supporting our employees and fostering our unique culture. We believe this has enabled us to attract and retain some of the best minds in technology and health care to build and advance our platform.
As of December 31, 2015, we had a total of 464 full-time employees. We also engage contractors and consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Sales and Marketing
We sell our products and services through our direct sales organization. Our direct sales team comprises enterprise-focused field sales professionals who are organized by geography and account size. Our field professionals are supported by a sales operations staff, including product technology experts, lead generation professionals and sales data experts. We have also increased our focus on indirect sales through a variety of channels. We maintain relationships with key industry participants including benefit consultants, brokers, group purchasing organizations and health plan partners.
We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs and strategic relationships. Our marketing programs target human resource executives and benefits leaders in addition to senior business leaders and health care and benefits channel partners. Our principal marketing programs include use of our website to provide information about our company and our software services, as well as learning opportunities for potential customers, demand generation, field marketing events, integrated marketing and direct e-mail campaigns and participation in, and sponsorship of, user conferences, industry events, trade shows and customer conferences.
Research and Development
Our ability to compete depends, in large part, on our continuous commitment to rapidly introduce new products services, technologies, features and functionality. Our research and development organization is responsible for the design, development, testing and certification of our offering. We focus our efforts on developing new products and core technologies and further enhancing the usability, perceived value, and retention and expansion of our installed base of customers.
Research and development expenses were $30.1 million, $22.9 million, and $15.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
•Standardization. Our technology assimilates structured and unstructured data from disparate sources, and employs unique algorithms to convert these data into user-friendly information for our users. Additionally, we operate using Services Oriented Architecture principles, with a platform of services that serve to deliver the application in a scalable and standardized way.
•Security. We maintain a formal and comprehensive security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches and prevent unauthorized access to our data or the data of our customers. We strictly regulate and limit all access to on-demand servers and networks at our production and remote backup facilities. All users are authenticated, authorized and validated before they can access our system. Users must have a valid user ID and associated password to log on to our services. We require Transport Layer Security between the user’s browser and our servers to protect data in transit. Encrypted backup files are transmitted over secure connections to redundant storage in a secondary data center.
We currently host our products and serve all of our customers from data centers located in Arizona and Colorado. We rely on third-party vendors to provide infrastructure support for these data centers, which are designed to host computer systems that require high levels of availability and have redundant subsystems and compartmentalized security zones. We utilize commercially available hardware for our data center servers. Our data center facilities employ advanced measures to ensure physical integrity, including redundant power and cooling systems and advanced fire and flood prevention.
We apply a wide variety of strategies to achieve better than 99% uptime, excluding scheduled maintenance. We achieved over 99.9% uptime, excluding scheduled maintenance, over the last 12 months.
Compliance and Certifications
Our software services and data are located at independently managed facilities. We require those vendors to obtain third-party security examinations relating to security and data privacy. Statement on Standards for Attestation Engagements, SSAE, No. 16 SOC 1 or AT101 SOC 2, Reporting on Controls at a Service Organization, replaced SAS- 70 Type II examinations as the authoritative standard for reporting on service organizations. Our vendors’ examinations are conducted at least every 12 months by an independent third-party auditor, and address, among other areas, physical and environmental safeguards for production data centers, data availability and integrity procedures, change management procedures and logical security procedures. We conduct a SOC 2 audit performed by a third-party, and an internal audit based upon the ISO 27001 standard and criteria that addresses, among other things, security, data privacy and operational controls, annually.
Strategic Relationships
We have established a number of strategic relationships to deepen and complement our platform and products. These relationships include health care payers, consulting and implementation services provider and broader health care partners.
Data Collaborations. We work with health plans, pharmacy benefit managers, or PBMs, and dental plans to support our mutual customers. Our partners include many national and regional health plans, PBMs, and dental insurers. These collaborations provide us with claims and other data on behalf of our employer customers. We have developed technologies in collaboration with several payer partners including real-time integrated APIs and our Castlight Protect product.
Channel Relationships. We have relationships with channel partners, which complement our direct sales capabilities. These relationships include brokers, consultants and health plans including Anthem, Inc. Through these relationships, we are able to reach a broader set of potential customers and leverage existing relationships to promote our health benefits platform and products.
Content and Product Relationships. We have relationships with leading content and product companies that complement our products by making specialized content and functionality available to our customers such as educational information. These include a variety of public and private data vendors and organizations. Additionally, we integrate with broader health care partners to provide a more integrated and streamlined experience for our users.
Implementation Relationships. We work directly with our customers to implement our offering and engage consulting firms to supplement our ability to provide customer implementation services and supply some of our communications services.
Competition
Our market is in an early stage of development, but is rapidly evolving and competitive. We currently face competition from independent third-party tool vendors, such as Change Healthcare Corporation, ClearCost Health, Healthcare Blue Book, HealthSparq Inc., MDX Medical, Inc. doing business as Vitals, and Truven Health Analytics Inc., as well as from health plans, such as Aetna Inc., Anthem Inc., Cigna Corporation, and United Healthcare Group, Inc. We expect competition to increase as other established and emerging companies enter our industry, as customer requirements evolve, and as new products and technologies are introduced.
The principal competitive factors in our industry include:

•	ability to curate data from multiple sources and present it through an easy to navigate user interface;

•	capability for customization through configuration, integration, security, scalability and reliability of products;

•	ease of use and rates of user adoption;

•	cloud-based delivery model;

•	breadth and depth of application functionality;

•	competitive and understandable pricing;

•	size of customer base and level of user adoption;

•	depth of access to third-party data sources;

•	ability to integrate with legacy enterprise infrastructures and third-party applications;

•	ability to innovate and respond rapidly to customer needs and regulatory changes;

•	domain expertise in benefits and health care consumerism;

•	accessibility on any browser or mobile device;

•	clearly defined implementation timeline;

•	financial stability of the vendor; and

•	customer branding and styling.
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

As of December 31, 2015, we had one issued patent and five patent applications pending in the United States. Our issued patent expires on July 27, 2031. We own and use trademarks on or in connection with our products and services, including both unregistered common law marks and issued trademark registrations in the United States. We have trademark applications pending to register marks in the United States. We have also registered numerous Internet domain names. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our products are more essential to establishing and maintaining our technology leadership position.
Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our offering. In addition, policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective.
We expect that we and others in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time. Any such claim could pose a substantial distraction to the management of our company. A successful claim of this type may be costly and could require us to spend substantial time and effort in making our offering noninfringing.
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
Healthcare Reform
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
Requirements Regarding the Privacy and Security of Personal Information
HIPAA and Other Privacy and Security Requirements. There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, collectively HIPAA, establishes privacy and security standards that limit the use and disclosure of protected health information and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Our health plan customers, as well as health care clearinghouses and certain providers with which we may have or may establish business relationships, are covered entities that are regulated under HIPAA. The Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010, significantly expanded HIPAA’s privacy and security requirements. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” who are independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Under HIPAA and our contractual agreements with our customers, we are considered a “business associate” to our customers and thus are directly subject to HIPAA’s privacy and security standards. In order to provide our covered entity customers with services that involve the use or disclosure of protected health information, HIPAA requires our customers to enter into business associate agreements with us. Such agreements must, among other things, require us to:

•	limit how we will use and disclose the protected health information;

•	implement reasonable administrative, physical and technical safeguards to protect such information from misuse;

•	enter into similar agreements with our agents and subcontractors that have access to the information;

•	report security incidents, breaches and other inappropriate uses or disclosures of the information; and

•	assist the customer in question with certain duties under the privacy standards.
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
Data Protection and Breaches. In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of individuals’ personal information. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA, we must report breaches of unsecured protected health information to our contractual partners within 60 days of discovery of the breach. Notification must also be made to HHS and, in certain circumstances involving large breaches, to the media.
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
Risks Related to Our Business
We have a history of significant losses, which we expect to continue for the foreseeable future, and we may never achieve or sustain profitability in the future.
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $79.9 million, $85.9 million and $62.2 million, during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $297.1 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations which could be dilutive to stockholders, and such capital may not be available on reasonable terms, if at all.

Our limited operating history makes it difficult to evaluate our current business and future prospects.
We were founded in 2008, began building the first version of our core Castlight platform in 2009, did not complete our first customer sale and implementation until 2010 and did not make substantial investments in sales and marketing until 2012. Our limited operating history limits our ability to forecast our future operating results and such forecasts are subject to a number of uncertainties, including our ability to plan for and model future growth.
We have encountered and will continue to encounter risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future offerings, competition from other companies, acquiring and retaining customers, managing customer deployments, hiring, integrating, training and retaining skilled personnel, developing new products and services, determining prices for our products, unforeseen expenses and challenges in forecasting accuracy. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these risks and uncertainties successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
In addition, we may need to change our current operations infrastructure in order for us to achieve profitability and scale our operations efficiently, which makes our future prospects even more difficult to evaluate. For example, in order to grow sales of our health benefits platform to smaller customers in a financially sustainable manner, we may need to further automate implementations, tailor our offering and modify our go-to-market approaches to reduce our service delivery and customer acquisition costs. If we fail to implement these changes on a timely basis or are unable to implement them effectively, our business may suffer.

The market for our offering is immature and volatile, and if it does not develop, if it develops more slowly than we expect, or if our offering does not drive employee engagement, the growth of our business will be harmed.
Our market is new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand and market adoption. Our success depends to a substantial extent on the willingness of employers to increase their use of our health benefits platform, the ability of our products to increase employee engagement, as well as on our ability to demonstrate the value of our offering to customers and their employees and to develop new products that provide value to customers and users. If employers do not perceive the benefits of our offering or our offering does not drive employee engagement, then our market might develop more slowly than we expect or even shrink, which could significantly adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.
If our security measures are breached and unauthorized access to a customer’s data are obtained, our offering may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed and we could lose sales and customers.
Our offering involves the storage and transmission of customers’ proprietary information, personally identifiable information, and protected health information of our customers' employees and their dependents, which is regulated under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, collectively HIPAA. Because of the extreme sensitivity of this information, the security features of our offering are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive customer or employee data, including HIPAA-regulated protected health information. A security breach or failure could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, and catastrophic events.
If our security measures were to be breached or fail, our reputation could be severely damaged, adversely affecting customer or investor confidence, customers may curtail their use of or stop using our offering and our business may suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other laws or regulations applicable to data protection and significant costs for remediation and for measures to prevent future occurrences. In addition, any potential security breach could result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to customers or other business partners in an effort to maintain the business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
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

•
the timing and success of introductions of new products, services and pricing by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	our ability to attract new customers;

•	customer renewal rates and the timing and terms of customer renewals;

•	network outages or security breaches;

•	the mix of products and services sold or renewed during a period;

•	general economic, industry and market conditions;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and

•	impact of new accounting pronouncements.
We are particularly subject to fluctuations in our quarterly results of operations since the costs associated with entering into customer agreements and implementing our offerings are generally incurred prior to launch, while we generally recognize revenue over the term of the agreement beginning at launch. In addition, some of our contracts with customers provide for one-time bonus payments if our offering achieves certain metrics, such as a certain rate of employee engagement, which may lead to additional fluctuations in our quarterly operating results. In certain contracts, employee engagement may refer to the number of first time registrations by employees of our customers and in other cases it may refer to return usage of our products by employees. Any fluctuations in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our Class B common stock.
If we fail to manage our rapid growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to implement our business strategy.
We have experienced rapid growth in recent periods, which puts strain on our business, operations and employees. For example, our revenue has increased from $45.6 million for the year ended December 31, 2014 to $75.3 million for the year ended December 31, 2015. Our customer base grew to 191 customers and our headcount grew to 464 full-time employees as of December 31, 2015. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters are located in the San Francisco Bay Area.
A key aspect to managing our growth is our ability to scale our capabilities to implement our offering satisfactorily with respect to both large and demanding enterprise customers, who currently comprise the substantial majority of our customer base, as well as smaller customers. Large customers often require specific features or functions unique to their particular business processes, which at a time of rapid growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our offering to our customers in a timely manner. We may also need to make further investments in our technology and automate portions of our offering or services to decrease our costs, particularly as we grow sales of our health benefits platform to smaller customers. If we are unable to address the needs of our customers or their employees, or our customers or their employees are unsatisfied with the quality of our offering or services, they may not renew their agreements, seek to cancel or terminate their relationship with us or renew on less favorable terms. In addition, many of our customers adjust their benefit plan designs, benefits providers and eligibility criteria at the start of each new benefits plan year, requiring additional configurations for those customers. As our customer base grows, the complexity of these activities can increase. If we fail to automate these operations sufficiently and implement these changes on a timely basis or are unable to implement them effectively, our business may suffer.
Failure to effectively manage our rapid growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. In addition, data and content fees, which are one of our primary operational costs, are not fixed as they vary based on the source and condition of the data we receive from third parties, and if they remain variable or increase over time, we would not be able to realize the economies of scale that we expect as we grow renewals and implementation of new customers, which would negatively impact our gross margin. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue may not increase or might grow more slowly than expected and we might be unable to implement our business strategy. The quality of our offering might also suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.
We incur significant upfront costs in our customer relationships, and if we are unable to maintain and grow these customer relationships over time, we are likely to fail to recover these costs and our operating results will suffer.
We devote significant resources and incur significant upfront costs to establish relationships with our customers and implement our offering and related services, particularly in the case of large enterprises that often request or require specific features or functions unique to their particular business processes. Accordingly, our operating results will depend in substantial part on our ability to deliver a successful customer experience and persuade our customers to maintain and grow their relationship with us over time. For example, if we are not successful in implementing our offering or delivering a successful customer experience, a customer could terminate or fail to renew their agreement with us, we would lose or be unable to recoup the significant upfront costs that we had expended on such customer and our operating results would suffer. As we are growing rapidly, our customer acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability.
Our ability to deliver our full offering to customers depends in substantial part on our ability to access pricing and claims data managed by a limited number of health plans and other third parties.
In order to deliver the full functionality offered by our health benefits platform, we need continued access, on behalf of our customers, to sources of pricing and claims data, much of which is managed by a limited number of health plans and other third parties. We have developed various long-term and short-term processes to obtain data from certain health plans and other third parties. We are limited in our ability to offer the full functionality of our offering to customers of health plans with whom we do not have a data-sharing or joint customer support process or arrangement.
The terms of the arrangements under which we have access to data managed by health plans and other third parties vary, which can impact the offering we are able to deliver. Many of our arrangements with health plans and third parties have terms that limit our access to and permitted uses of claims or pricing data to the data associated with our mutual customers. Also, some agreements, processes or arrangements may be terminated if the underlying customer contracts do not continue, or may otherwise be subject to termination or non-renewal in whole or in part.
The health plans and other third parties that we currently work with may, in the future, change their position and limit or eliminate our access to pricing and claims data, increase the costs for access to data, provide data to us in more limited or less useful formats, or restrict our permitted uses of data. Furthermore, some health plans have developed or are developing their own proprietary price and quality estimation tools and may perceive continued cooperation with us as a competitive disadvantage and choose to limit or discontinue our access to pricing and claims data. Failure to continue to maintain and expand our access to pricing and claims data may adversely impact our ability to continue to serve existing customers and expand our offering to new customers.
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

Our sales strategy relies in part on relationships we have developed with health plans, benefits consultants, brokers and other industry participants, and we are continuing to invest in, and expect to increase our reliance on, these relationships with channel partners to access additional customer segments and grow our overall sales. However, we cannot be certain that we will be able to identify suitable channel partners and, if we identify such channel partners, there can be no assurance that our channel partner relationships will be successful, or will result in access to additional customers or growth in sales. Our channel partnerships could fail for a variety of reasons, including changes in our partners’ business priorities, insufficient or misaligned incentives for our partners’ to assist us with sales, competition, or other factors.

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
If our existing customers do not continue or renew their agreements with us, renew at lower fee levels or decline to purchase additional products and services from us, our business and operating results will suffer.
We expect to derive a significant portion of our revenue from renewal of existing customer agreements and sales of additional products and services to existing customers. Revenue recognized in any quarter is largely derived from customer agreements signed in prior quarters. As a result, achieving a high renewal rate of our customer agreements and selling additional products and services is critical to our future operating results.
However, we have a limited operating history and do not yet have enough experience with customer renewals to predict our customer renewal rate. We may experience significantly more difficulty than we anticipate in renewing existing customer agreements or in renewing them upon favorable terms. Factors that may affect the renewal rate for our offering, terms of those renewals and our ability to sell additional products and services include:

•	the price, performance and functionality of our offering;

•	our customers’ user counts and benefit design features;

•	the availability, price, performance and functionality of competing or alternative solutions;

•
the potential for customers that are able to access lower-functionality versions of our offering that we provide through health plans or other channel partners to opt to use the lower-functionality versions of our offering;

•	our ability to develop complementary products and services;

•	our continued ability to access the pricing and claims data necessary to enable us to deliver reliable data in our cost estimation and price transparency offering to customers;

•	the stability, performance and security of our hosting infrastructure and hosting services;

•	changes in health care laws, regulations or trends; and

•	the business environment of our customers, in particular, headcount reductions by our customers.

We enter into master services agreements with our customers. These agreements generally have stated terms of three years. Our customers have no obligation to renew their subscriptions for our offering after the term expires. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers. Factors that are not within our control may contribute to a reduction in our contract revenue. For instance, our customers may reduce their number of employees, which would result in a corresponding reduction in the number of employee users eligible for our offering and thus a lower aggregate monthly services fee. Our future operating results also depend, in part, on our ability to sell new products and services to our existing customers. If our customers fail to renew their agreements, renew their agreements upon less favorable terms or at lower fee levels, or fail to purchase new products and services from us, our revenue may decline or our future revenue may be constrained.
In addition, a significant number of our customer agreements allow customers to terminate such agreements for convenience at certain times, typically with one to three months advance notice. We typically incur the expenses associated with integrating a customer’s data into our health care database and related training and support prior to recognizing meaningful revenue from such customer. Customer subscription revenue is not recognized until our products are implemented for launch, which is generally from three to nine months from contract signing. If a customer terminates its agreement early and revenue and cash flows expected from a customer are not realized in the time period expected or not realized at all, our business, operating results and financial condition could be adversely affected.
A significant portion of our revenue comes from a limited number of customers, the loss of which would adversely affect our financial results.
Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the year ended December 31, 2015, our top 10 customers by revenue accounted for 35% of our total revenue and no single customer accounted for 10% or more of our total revenue. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.
Because we generally bill our customers and recognize revenue over the term of the contract, near term declines in new or renewed agreements may not be reflected immediately in our operating results and may be difficult to discern.
Most of our revenue in each quarter is derived from agreements entered into with our customers during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales of and market demand for our offering, and potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. Accordingly, management measures sales performance and forecasts future subscription revenue based on signed annual recurring revenue, or ARR. ARR is a forward-looking metric based on contractual terms in existence as of the end of a reporting period and is subject to change resulting from a number of factors including, but not limited to, changes in user counts, terminations or non-renewals, as well as upsells and cross-sells. For all of these reasons, the amount of subscription revenue we actually recognize may be different from ARR at the end of a period in which it was recorded. In addition, we may be unable to adjust our cost structure rapidly, or at all, to take account of reduced revenue. Our subscription model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable term of the agreement. Accordingly, the effect of changes in the industry impacting our business or changes we experience in our new sales may not be reflected in our short-term results of operations.

Our sales and implementation cycle can be long and unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.
The sales cycle for our health benefits platform, from initial contact with a potential lead to contract execution and implementation, varies widely by customer, ranging from three to 24 months. Some of our customers undertake a significant and prolonged evaluation process, including whether our offering meets a customer’s unique health care needs, that frequently involves not only the review of our offering but also of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our offering. Moreover, our large enterprise customers often begin to deploy our service on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment. It is possible that in the future we may experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force and thereby increase the percentage of our sales personnel with less experience in selling our service, expand into new territories and add additional products and services. In addition, even after contracts are signed, our implementation timelines can delay recognition of related revenue for several periods. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales or revenue to justify our investments, our operating results may be harmed.

The health care industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and otherwise negatively affect our business.
The health care industry is heavily regulated and is constantly evolving due to the changing political, legislative and regulatory landscape and other factors. Many health care laws are complex, and their application to specific services and relationships may not be clear. Further, some health care laws differ from state to state and it is difficult to ensure our business complies with evolving laws in all states. Our operations may be adversely affected by enforcement initiatives. Our failure to accurately anticipate the application of these laws and regulations to our business, or any other failure to comply with regulatory requirements, could create liability for us, result in adverse publicity and negatively affect our business. For example, failure to comply with these requirements could result in the unwillingness of current and potential customers to work with us. Federal and state legislatures and agencies periodically consider proposals to revise aspects of the legal rules applicable to the health care industry, or to revise or create additional statutory and regulatory requirements. Such proposals, if implemented, could impact our operations, the use of our offering and our ability to market new products and services, or could create unexpected liabilities for us. We cannot predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.
If we fail to comply with applicable health information privacy and security laws and other state and federal privacy and security laws, we may be subject to significant liabilities, reputational harm and other negative consequences, including decreasing the willingness of current and potential customers to work with us.
We are subject to data privacy and security regulation by both the federal government and the states in which we conduct our business; these regulations address matters central to our business, including privacy and data protection, personal information, content, data security, data retention and deletion, and user communications. The introduction of new products or expansion of our activities may subject us to additional laws and regulations. In particular, we are subject to the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, collectively HIPAA, which established uniform federal standards for certain “covered entities,” which include health care providers and health plans, governing the conduct of specified electronic health care transactions and protecting the security and privacy of protected health information, or PHI. The Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010, makes HIPAA’s privacy and security standards directly applicable to “business associates,” which are independent contractors or agents of covered entities that create, receive, maintain, or transmit PHI in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA’s requirements and seek attorney’s fees and costs associated with pursuing federal civil actions.
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
If our new products and services are not adopted by our customers, or if we fail to continue to innovate and develop new products and services that are adopted by customers, then our revenue and operating results will be adversely affected.
To date we have derived a substantial majority of our revenue from sales of our core Castlight platform, and our longer-term operating results and continued growth depend in part on our ability to successfully develop and sell new products and services that our new and existing customers want and are willing to purchase. In addition to our core Castlight platform, we have recently introduced a number of new product cross-sells, such as our Castlight Pharmacy, Castlight Dental, Castlight Action, Castlight Elevate, Castlight Protect, and Castlight Rewards but it is uncertain whether these products and services will result in significant revenue or comprise a significant portion of our total revenue. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing offering and introduce new high quality products and services. If existing customers are not willing to make additional payments for such new products, or if new customers do not value such new products, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively communicated and brought to market.
We operate in a competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed.
The market for our products and services is competitive, and we expect it to attract increased competition, which could make it hard for us to succeed. We currently face competition for sub-components of our offering from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include but are not limited to Change Healthcare Corporation, ClearCost Health, Healthcare Bluebook, HealthSparq and Truven Health Analytics Inc. In addition, large, well-financed health plans, with whom we cooperate and on whom we depend in order to obtain the pricing and claims data we need to deliver our offering to customers, have in some cases developed their own cost and quality estimation tools and provide these solutions to their customers at discounted prices or often for free. These health plans include, for example, Aetna Inc., Anthem, Cigna Corporation, and UnitedHealth Group, Inc. Competition from specialized software and solution providers, health plans and other parties may result in pricing pressure, which may lead to price decline in certain product segments, which could negatively impact our sales, profitability and market share. In addition, if health plans perceive continued cooperation with us as a threat to their business interests, they may take steps that impair our access to pricing and claims data, or that otherwise make it more difficult or costly for us to deliver our offering to customers.
Some of our competitors, in particular health plans, have greater name recognition, longer operating histories and significantly greater resources than we do. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and might in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances might emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of our market, such as customers that desire a more narrow solution, which could create additional price pressure. In light of these factors, even if our offering is more effective than those of our competitors, current or potential customers might accept competitive offerings in lieu of purchasing our offerings.

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
For example, we currently derive substantially all of our revenue from sales to customers that are self-insured employers. The demand for our offering depends on the need of self-insured employers to manage the costs of health care services that they pay on behalf of their employees. While the percentage of employers who are self-insured has been increasing over the past decade, there is no assurance that this trend will continue. Various factors, including changes in the health care insurance market or in government regulation of the health care industry, could cause the percentage of self-insured employers to decline, which would adversely affect the market for our offering and would negatively affect our business and operating results. Furthermore, such trends and our business could be affected by changes in health care spending resulting from the Patient Protection and Affordable Care Act, or the ACA, which was enacted in March 2010 and is currently being implemented. For example, under the ACA the federal government and several state governments established public exchanges in which consumers can purchase health insurance. In the event that the implementation of the ACA causes our customers to change their health care benefits plans or move to use of exchanges such that it reduces the need for our offering, or if the number of self-insured employers otherwise declines, we would be forced to compete on additional product and service attributes or to expend significant resources in order to alter our offering to remain competitive.
If health care benefits trends shift or entirely new technologies are developed that replace existing offerings, our existing or future offerings could be rendered obsolete and our business could be adversely affected. In addition, we may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new products and enhancements.
We may require additional capital to support business growth, and this capital might not be available to us on acceptable terms or at all.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2015 and 2014, our net cash used in operating activities was $56.9 million and $54.6 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, during the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.
Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we will discover additional problems that prevent our proprietary products from operating properly. In addition to our core Castlight platform, we are currently implementing software with respect to a number of new products and services, including our Castlight Pharmacy, Castlight Dental, Castlight Action, Castlight Elevate, Castlight Protect, and Castlight Rewards. If our offering does not function reliably or fails to achieve customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain customers which would adversely affect our operating results.
Moreover, data services that are as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects or errors in our existing or new software and products and services may arise in the future and may result from interface of our offering with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. These defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our health benefits platform might discourage existing or potential customers from purchasing our offering from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating results.
If we cannot implement our offering for customers in a timely manner, we may lose customers and our reputation may be harmed.
Our customers have a variety of different data formats, enterprise applications and infrastructure and our offering must support our customers’ data formats and integrate with complex enterprise applications and infrastructures. If our platform does not currently support a customer’s required data format or appropriately integrate with a customer’s applications and infrastructure, or if an existing customer switches to unsupported infrastructure, then we must configure our platform to do so, which increases our expenses. Additionally, we do not control our customers’ implementation schedules. As a result, if our customers do not allocate internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. Further, our implementation capacity has at times constrained our ability to successfully implement our offering for our customers in a timely manner, particularly during periods of high demand. If the customer implementation process is not executed successfully or if execution is delayed, we could incur significant costs, customers could become dissatisfied and decide not to increase usage of our offering, or not to use our offering beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. Our data dependencies and implementation procedures differ for each new product that we launch. Accordingly, our ability to convert sales of new products into billings and revenue depends on our ability to create a scalable launch infrastructure in each case. In addition, competitors with more efficient operating models with lower implementation costs could penetrate our customer relationships.
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
In addition, supporting large customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. Furthermore, if we are unable to address the needs of these customers in a timely fashion or further develop and enhance our offering, or if a customer or its employees are not satisfied with our quality of work, our offering or professional services then we could incur additional costs to address the situation. In addition, we may be required to issue credits or refunds for pre-paid amounts related to unused services, the timing of recognition of revenue for, and the profitability of, that work might be impaired and the customer’s dissatisfaction with our offering could damage our ability to expand the number of products and services purchased by that customer. These customers may not renew their agreements, seek to terminate their relationship with us or renew on less favorable terms. Moreover, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to retain or compete for new business with current and prospective customers. If any of these were to occur, our revenue may fail to grow at historical rates or at all, or may even decline and our operating results could be adversely affected.
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
We provide our health benefits platform through computer hardware that is currently located in two third-party data centers in Colorado and Arizona, each of which are operated by the same IT hosting company. While we control and have access to our servers and all of the components of our network that are located in these external data centers, we do not control the operation of these facilities. The owner of our data centers has no obligation to renew the agreements with us on commercially reasonable terms, or at all. If we are unable to renew these types of agreements on commercially reasonable terms, or if our data center operator is acquired or ceases operations, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
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
We provide price, quality and other health care-related information for use by our customers, and their employees and families, to search and compare options for health care services. Third-party health plans and our customers provide us with most of these data. Because data in the health care industry is fragmented in origin, inconsistent in format and often incomplete, the overall quality of data in the health care industry is poor, and we frequently discover data issues and errors. If the data that we provide to our customers are incorrect or incomplete or if we make mistakes in the capture or input of these data, our reputation may suffer and our ability to attract and retain customers may be harmed.
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
In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility or performance trends in the price of our stock might, therefore, adversely affect our ability to attract or retain highly skilled personnel. Furthermore, the requirement to expense stock options and other equity instruments might discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
If we cannot maintain our corporate culture as we grow, we could lose the elements of our culture that we believe contribute to our success and our business may be harmed.
We believe that a critical asset for our business, and a source of our competitive strength, is our unique company culture, which we believe fosters a high level of cross-functional collaboration and desire for excellence in our performance and product. As we grow and change, we may find it difficult to maintain these important aspects of our corporate culture. Any failure to preserve our culture could also negatively affect our ability to attract and retain personnel, our reputation and our ability to continue to build and advance our offering and may otherwise adversely affect our future success.
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
Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of patent, trademark, copyright and trade secret laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees, consultants and contractors to enter into confidentiality, noncompetition and assignment of inventions agreements. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. While we have five U.S. patent applications pending, and we currently have one issued U.S. patent, we cannot ensure that any of our pending patent applications will be granted or that our issued patent will adequately protect our intellectual property. In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, or may be successfully challenged by third parties. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market solutions similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Further, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our offering, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.
We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.
In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose sole primary business is to assert such claims. We expect that we may receive in the future notices that claim we or our customers using our offering have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of products amongst competitors overlaps. If we are sued by a third party that claims that our technology infringes its rights, the litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention and resources, damage our reputation and brand and substantially harm our business. We do not currently have an extensive patent portfolio of our own, which may limit the defenses available to us in any such litigation.
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
We may in the future seek to acquire or invest in businesses, products and services or technologies that we believe could complement or expand our offering, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
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
General worldwide economic conditions have experienced a significant downturn, and market volatility and uncertainty remain widespread, making it extremely difficult for our customers and us to accurately forecast and plan future business activities. In addition, these conditions could cause our customers or prospective customers to decrease headcount, benefits or human resources budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new customer acquisition and loss of customers. Furthermore, during challenging economic times, our customers may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions might impair the ability of our customers to pay for the products and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts relating to the size and expected growth of the market for our products and services may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

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

•	sales of shares of our Class B common stock by us or our stockholders;

•	announcements of technological innovations, new products or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	disruptions in our services due to computer hardware, software or network problems;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business; and

•	the size of our market float.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in new securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.
If there are substantial sales of shares of our Class B common stock, the price of our Class B common stock could decline.

The price of our Class B common stock could decline if there are substantial sales of our Class B common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares, and may make it more difficult for stockholders to sell Class B common stock at a time and price that they deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our Class B common stock.
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
The dual class structure of our common stock will have the effect of concentrating voting control with our executive officers (including our Chief Executive Officer) and directors and their affiliates; this will limit or preclude a stockholder's ability to influence corporate matters.
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

Because of our dual class common stock structure, the holders of our Class A common stock, who consist of our founders, directors, executives, employees, will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As of December 31, 2015, our executive officers and directors and their affiliates own 35.2% of our outstanding Class A common stock and Class B Common Stock, combined. However, because of our dual class common stock structure our executive officers and directors and their affiliates have 57.4% of the total votes in each of the matters identified in the list above. This concentrated control by our Class A common stockholders will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that a stockholder may feel are in its best interests.
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

•	our restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	amendment of the anti-takeover provisions of our restated certificate of incorporation require super majority approval by holders of at least two-thirds of our outstanding common stock; and

•
in certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. The holders of our Class A common stock own 57.0% and the holders of our Class B common stock own 43.0% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 93.0% and holders of our Class B common stock have 7.0% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A common stock and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have 57.0% and holders of our Class B common stock have 43.0% of the total votes.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in San Francisco, California, where we occupy a facility totaling approximately 32,571 square feet under a sublease which expires in 2017 and another facility totaling approximately 36,333 square feet under a sublease which expires in 2021. We use these facilities for administration, sales and marketing, research and development, engineering, customer support and professional services. As of November 2015, we also leased office space in Sunnyvale, California totaling 5,410 square feet under a sublease that expires in 2020. We use this facility primarily for research and development.

We believe that our existing facilities are adequate to meet our current needs, and we intend to procure additional space as needed as we add employees and expand our operations. We believe that, if required, suitable additional or substitute space would be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

On April 2, April 16, April 29, and May 4, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders and underwriters associated with our initial public offering (IPO). The lawsuits, which were consolidated on July 22, 2015, were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with our IPO. A consolidated complaint (“Complaint”) was filed on July 23, 2015, which purports to allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On September 22, 2015 we filed a Demurrer to the Complaint. After briefing and argument, the Court overruled the demurrer as to Plaintiffs’ claims under Sections 11 and 15 and granted with leave amend the demurrer to Plaintiff’s claims under Section 12(a)(2). The Complaint seeks unspecified damages and other relief. Discovery in the action is ongoing. We believe that the claims are without merit and intend to defend the action vigorously.

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
The following table sets forth for the period beginning on March 14, 2014 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2015 the high and low sales prices of our common stock for the periods indicated as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2014
First Quarter (from March 14, 2014)	$41.95	$20.40
Second Quarter	24.95	10.05
Third Quarter	16.50	10.56
Fourth Quarter	13.44	10.76
Year ended December 31, 2015
First Quarter	$11.99	$6.52
Second Quarter	10.36	6.96
Third Quarter	8.42	4.02
Fourth Quarter	5.39	3.59
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
Stockholders
As of December 31, 2015, there were 57 stockholders of record of our Class A common stock (not including beneficial holders of stock held in street names), as well as 9 stockholders of record of our Class B common stock (not including beneficial holders of stock held in street names).
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Composite Index and the Standard & Poor Systems Software Index for the period beginning on March 14, 2014 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2015, assuming an initial investment of $100. Data for the NYSE Composite Index and the Standard & Poor Systems Software Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	3/2014	6/2014	9/2014	12/2014	3/2015	6/2015	9/2015	12/2015
Castlight Health, Inc.	100.00	$43.1	$33.5	$29.3	$19.7	$25.8	$13.4	$10.0
NYSE Composite	100.00	$105.2	$107.8	$108.1	$104.5	$106.5	$98.3	$98.3
S&P SuperComposite Application Software Index	100.00	$98.2	$103.1	$106.2	$116.0	$122.9	$119.8	$131.1
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
We derived the consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014, from our audited consolidated financial statements and the notes thereto included in Part IV, Item 15 in this Annual Report on Form 10-K. We derived the consolidated statement of operations data as of the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements that are not included in this Annual Report on 10-K.  Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$70,350	$41,602	$11,655	$3,395	$1,569
Professional services	4,965	4,003	1,318	759	306
Total revenue	75,315	45,605	12,973	4,154	1,875
Cost of revenue(1):
Cost of subscription	12,417	10,472	6,246	3,242	1,210
Cost of professional services	21,351	17,300	11,058	5,286	1,068
Total cost of revenue	33,768	27,772	17,304	8,528	2,278
Gross profit (loss)	41,547	17,833	(4,331)	(4,374)	(403)
Operating expenses:
Sales and marketing(1)	67,414	62,065	33,742	15,829	5,978
Research and development(1)	30,077	22,917	15,219	9,718	10,157
General and administrative(1)	24,274	19,009	9,047	5,212	3,563
Total operating expenses	121,765	103,991	58,008	30,759	19,698
Operating loss	(80,218)	(86,158)	(62,339)	(35,133)	(20,101)
Other income, net	298	218	157	129	181
Net loss	$(79,920)	$(85,940)	$(62,182)	$(35,004)	$(19,920)
Net loss per share, basic and diluted(2)	$(0.85)	$(1.16)	$(6.28)	$(4.44)	$(3.27)
Weighted-average shares used to compute basic and diluted net loss per share(2)	93,753	74,381	9,895	7,885	6,093

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$2,458	$1,400	$125	$107	$12
Sales and marketing	7,705	5,933	919	551	335
Research and development	3,498	2,556	603	242	302
General and administrative	4,169	4,312	780	411	333

(2)
Net loss per share is computed by dividing net loss by the weighted-average number of shares of our common stock outstanding during the period, less the weighted-average unvested shares of common stock subject to repurchase.

	As of December 31,
	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$19,150	$17,425	$25,154	$42,534
Marketable securities	101,274	175,057	42,017	77,612
Working capital	96,384	170,559	54,944	115,389
Property and equipment, net	6,896	3,630	2,631	1,136
Total assets	173,274	223,274	83,517	128,148
Total deferred revenue	34,112	27,360	11,473	4,205
Total liabilities	54,920	47,084	27,444	13,113
Convertible preferred stock	—	—	180,423	180,423
Total stockholders’ equity (deficit)	118,354	176,190	(124,350)	(65,388)

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

Overview

Castlight offers a health benefits platform that engages employees to make better health care decisions and enables employers to communicate and measure their benefit programs. We provide a simple, personalized, and powerful way for employees to shop for and manage their health care. At the same time, we enable employers to understand their employees’ needs and guide them to the right care, right providers and right programs at the right time. Our comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data transparent and useful. Our products deliver strong employee engagement and enable employers to integrate disparate benefit programs into a single platform available to employees and their families. Ultimately, we enable organizations and their employees to improve outcomes, lower health care costs, and increase benefits satisfaction.
Since our inception in 2008, we have been committed to improving the efficiency of the U.S. health care industry. From 2008 to 2010, we focused our efforts on research and development to build our consumer health care database, our analytic capabilities and the initial version of our cloud-based product which constitutes our core Castlight platform. After its release in 2010, we have continued to enhance that product, as well as release new products, including Castlight Pharmacy, Castlight Dental, Castlight Action, Castlight Elevate, Castlight Protect, and Castlight Rewards. These products are delivered to our customers, and their employees and families, via our cloud-based offering and leverage consumer-oriented design principles that drive engagement and ease of use.

We market and sell our health benefits platform to self-insured companies in a broad range of industries and to governmental entities. We sell our offering solely in the United States, and we market to our customers and potential customers through our direct sales force, as well as through relationships with health plans, benefits consultants and other channel partners.
We intend to continue to invest aggressively in the success of our customers, expand our commercial operations and further develop our offering. As a result of these and other factors, we expect to continue to incur operating losses for the foreseeable future and may need to raise additional capital through equity and debt financings in order to fund our operations.
Key Factors Affecting Our Performance

Sales of New and Additional Products. Our revenue growth rate and long-term profitability are affected by our ability to sell new and additional products to our customer base. To date, a substantial majority of our revenue has come from sales of subscriptions to our core Castlight platform. We believe that there is a significant opportunity to sell subscriptions to other products as our customers become more familiar with our offering and seek to address additional needs.

Renewals of Customer Contracts. We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships.

Implementation Timelines. Our ability to convert backlog into revenue and improve our gross margin depends on how quickly we complete customer implementations. Our implementation timelines vary from customer to customer based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. Our implementation timelines for our core Castlight platform are typically three to nine months after entering into an agreement with a customer. Our implementation timelines for our other products currently range from approximately three to twelve months.

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

Seasonality. A significantly higher proportion of our customers enter into new subscription agreements with us or renew previous agreements in the third and fourth quarters of the year, compared to the first and second quarters. Likewise, customer terminations or nonrenewals that we experience in any given year have historically been most heavily concentrated in the fourth quarter. This seasonality is related to the employee benefits cycle, as customers typically want to make our products available at the beginning of a new benefits year, which generally occurs in the first quarter, or may want to terminate or decline renewal of services before the new benefits year begins. The positive impact from this seasonality is not immediately apparent in our revenue because we do not begin recognizing revenue from new customer agreements until we have implemented our offering, based on the implementation timelines discussed above, but the negative impact of terminations is more immediate.

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

Signed Annual Recurring Revenue

	As of
	December 31, 2015	December 31, 2014
	(in millions)
Signed Annual Recurring Revenue (ARR)	$110.0	$77.8

Our ability to recognize and increase subscription revenue in the future depends in part upon our ability to add new customers, retain and renew existing customers and expand the number of offerings to which our new and existing customers subscribe over time. As discussed above, we begin recognizing revenue from new customer agreements when we have implemented our offering, which can take from approximately three to twelve months. Therefore, revenue recognized in any quarter is largely derived from customer agreements signed in prior quarters. Accordingly, management measures sales performance and forecasts future subscription revenue based on signed Annual Recurring Revenue (ARR).
ARR represents the annualized value of subscription revenue under contract with customers at the end of a quarter, which we refer to for this purpose as a measurement date. To calculate ARR, we first calculate the annualized subscription value for each signed customer (whether implemented or not), as of the applicable measurement date, by multiplying the monthly contract value of the subscription services under contract by 12. We exclude from this calculation any customers that have provided us with formal notice of termination or non-renewal as of the measurement date. ARR does not take into account the (i) potential for customers to terminate, or decline to renew, their agreements with us, (ii) achievement of non-recurring or yet-to-be-earned performance guarantees, (iii) one-time engagement bonuses included within our customer contracts or (iv) revenues related to professional services, such as implementation and communications services. ARR is not determined in reference to US GAAP.

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

Our ARR at December 31, 2015 was $110.0 million, compared to $77.8 million at December 31, 2014, representing an increase of approximately 41%. We expect ARR to increase as we sign additional customers and cross-sell to existing customers.

Annual Net Dollar Retention Rate

	Year Ended December 31,
	2015	2014
Annual Net Dollar Retention Rate (NDR)	116%	103%

Our revenue growth rate and long-term profitability are affected by our ability to add customers, retain and renew existing customers, and expand the number of offerings our customers use over time. We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance on customer retention by measuring our Annual Net Dollar Retention rate (NDR). Our NDR provides a measurement of our ability to increase revenue across our existing customer base through expansion of our additional products to existing customers, increases in user count for existing customers and customer renewals, as offset by terminations. We observed an annual net dollar retention rate of 116% and 103% for our signed customer base, for the years ended December 31, 2015 and 2014, respectively. We calculate annual net dollar retention rate for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. In calculating NDR, we exclude one-time fees. NDR does not include subscriptions by new customers contracted since the end of the most recently completed year.

Components of Results of Operations

Revenue
We generate revenue from subscription fees from customers for access to the products they select, including basic customer service support. We also earn revenue from professional services primarily related to the implementation of our offering, including extensive communications support to drive adoption by our customers' employees and their dependents. Historically, we have derived a substantial majority of our subscription revenue from our core Castlight platform. Our subscription fees are based primarily on the number of employees and adult dependents that employers identify as eligible to use our offering, which typically includes all of our customers’ U.S. employees and adult dependents that receive health benefits.
We recognize subscription fees on a straight-line basis ratably over the contract term beginning when our products are implemented and ready for launch, which is based on the implementation timelines discussed above. Our customer agreements generally have a term of three years. We generally invoice our customers in advance on a monthly, quarterly or annual basis. Amounts that have been invoiced are initially recorded as deferred revenue. Amounts that have not been invoiced are not reflected in our consolidated financial statements. We generally invoice our implementation services upon contract signing on a fixed-fee basis, which is generally when we commence work.
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
Cost of subscription revenue primarily consists of data fees, hosting costs of our cloud-based service, cost of subcontractors, expenses for service delivery (which includes call center support), employee-related expenses (including salaries, benefits and stock-based compensation), allocated overhead, the costs of data center capacity, amortization of internal-use software and depreciation of owned computer equipment and software.
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
Our cost of revenue is expensed as we incur the costs. However, the related revenue is deferred until our products are ready for use by the customer and then recognized as revenue ratably over the related contract term. Therefore, we expense the cost incurred to provide our products and services prior to the recognition of the corresponding revenue.
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses (including salaries, sales commissions and bonuses, benefits and stock-based compensation), travel-related expenses and marketing programs. Commissions earned by our sales force that can be associated specifically with the noncancellable portion of a subscription contract are deferred and amortized over the noncancellable period. Accordingly, commission expense can be materially impacted by changes in the termination provisions of customer contracts that we execute in a given period compared with previous periods.

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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013

Revenue:
Subscription	93%	91%	90%
Professional services	7%	9%	10%
Total revenue	100%	100%	100%
Cost of revenue:
Cost of subscription	17%	23%	48%
Cost of professional services	28%	38%	85%
Total cost of revenue	45%	61%	133%
Gross margin (loss) percentage	55%	39%	(33)%
Operating expenses:
Sales and marketing	90%	136%	260%
Research and development	40%	50%	117%
General and administrative	32%	42%	70%
Total operating expenses	162%	228%	447%
Operating loss	(107)%	(189)%	(480)%
Other income, net	—%	—%	1%
Net loss	(107)%	(189)%	(479)%
Revenue

	Year Ended December 31,
	2015	2014	2013	2014 to 2015 % change	2013 to 2014 % change
	(in thousands, except percentages)
Revenue:
Subscription	$70,350	$41,602	$11,655	69%	257%
Professional services	4,965	4,003	1,318	24%	204%
Total revenue	$75,315	$45,605	$12,973	65%	252%
2015 compared to 2014
Total revenue for the year ended December 31, 2015, increased $29.7 million, or 65%. The increase in total revenue was primarily attributable to revenue from customers launched during 2015 as well as incremental revenue from customers launched in 2014. New customer launches in 2015 accounted for $15.4 million of the increase and customers launched in 2014 accounted for $14.5 million of the increase in total revenue. Our launched customer base grew more than 35% year over year.
2014 compared to 2013
Total revenue for the year ended December 31, 2014, increased $32.6 million, or 252%. The increase in total revenue was primarily attributable to revenue from customers launched during 2014 as well as incremental revenue from customers launched in 2013. Our launched customer base grew more than 135% year over year.

Costs and Operating Expenses

	Year Ended December 31,
	2015	2014	2013	2014 to 2015 % change	2013 to 2014 % change
	(in thousands, except percentages)
Cost of revenue:
Subscription	$12,417	$10,472	$6,246	19%	68%
Professional services	21,351	17,300	11,058	23%	56%
Total cost of revenue	$33,768	$27,772	$17,304	22%	60%
Gross margin (loss) percentage
Subscription	82%	75%	46%
Professional services	(330)%	(332)%	(739)%
Total gross margin (loss) percentage	55%	39%	(33)%
Gross profit (loss)	$41,547	$17,833	$(4,331)	133%	(512)%
2015 compared to 2014
Cost of subscription revenue increased $1.9 million or 19%, primarily due to a $1.1 million increase in employee-related expenses as we continued to hire talent to support our growing customer base. Allocated overhead expenses accounted for $0.3 million of the increase, primarily related to an increase in headcount and rent expense attributable to new office spaces leased in the current year. This increase was offset by cost efficiencies gained from data center transition to two relatively lower cost data centers in Colorado and Arizona in mid-2014.
Cost of professional services revenue increased $4.1 million or 23%, primarily due to a $3.5 million increase in employee-related expenses as we invested in people, resources and technology to enable more efficient implementations of our existing products and to further expand our ability to work with additional data sources associated with our newest products. In addition, allocated overhead expenses accounted for $0.7 million of the increase, primarily related to an increase in headcount and rent expense attributable to new office spaces leased in the current year.
Gross margin for the year ended December 31, 2015 improved primarily due to revenue growth of 65% compared to a 22% growth in the associated costs. Additionally, the cost of subscription revenue, as a percentage of total revenue, continued to decrease primarily due to certain fixed cost elements such as data center operations representing a smaller proportion of a growing revenue base. We expect to continue to see favorable overall gross margin trends as we continue to grow the number of launched customers in relation to customers in the implementation phase.
2014 compared to 2013

Cost of subscription revenue increased $4.2 million or 68% primarily due to increased data and infrastructure costs and increased customer support related to our growing customer base. Data and infrastructure costs accounted for $2.9 million of the increase, and customer support costs increased $1.0 million in 2014 compared with the prior year.

Cost of professional services revenue increased $6.2 million or 56% primarily due to more than a 100% increase in the number of implementations we completed during 2014. Employee-related expenses accounted for $2.7 million of the increase and third party services costs increased $3.0 million in 2014 compared with the prior year. The impact of the increase in launch activity was partially offset by efficiencies we derived from improved processes and automation related to implementations of our core Castlight platform during 2014.

Gross margin for the year ended December 31, 2014 improved primarily due to revenue growth of 252% compared to a 60% growth in the associated costs.
Sales and Marketing

	Year Ended December 31,
	2015	2014	2013	2014 to 2015 % change	2013 to 2014 % change
	(in thousands, except percentages)
Sales and marketing	$67,414	$62,065	$33,742	9%	84%
2015 compared to 2014
Sales and marketing increased $5.3 million or 9%, primarily attributable to a $9.1 million increase in employee-related expenses as we continued to expand our sales force to address new opportunities and grow our customer base. In addition, allocated overhead expenses accounted for $1.3 million of the increase, primarily related to an increase in headcount and rent expense attributable to new office spaces leased in the current year. This increase was offset by $1.4 million in lower marketing expense due to increased efficiency in program spend and $0.3 million decrease in contractor expense. Also offsetting the increase was the non-recurrence of a $2.6 million charge related to warrants that was recorded in the first half of 2014.
2014 compared to 2013

Sales and marketing increased $28.3 million or 84%, primarily attributable to a $17.7 million increase in employee-related expenses as we continued to expand our sales force to address new opportunities and grow our customer base. The increase was also driven by an increase of $6.4 million in marketing expenses, primarily attributable to two large marketing events. The increase was also attributable to a $2.6 million expense associated with warrants granted in December 2013 to a third-party service provider and $1.1 million in travel and entertainment expenses.

Research and Development

	Year Ended December 31,
	2015	2014	2013	2014 to 2015 % change	2013 to 2014 % change
	(in thousands, except percentages)
Research and development	$30,077	$22,917	$15,219	31%	51%
2015 compared to 2014
Research and development expense increased $7.2 million or 31%, primarily attributable to a $5.6 million increase in employee-related expenses as we continued to hire engineering talent to drive innovation and new products and a $1.3 million increase in expenses related to the use of sub-contractors to assist in our development efforts, such as our monthly releases of new features and functionality on existing products, development of implementation tools and portions of new products such as Castlight Action and Castlight Elevate. In addition, allocated overhead expenses accounted for $1.4 million of the increase, primarily related to an increase in headcount and rent expense attributable to new office spaces leased in the current year. Also contributing to the increase was a $0.6 million reduction in the amount of research and development spend being allocated to launch activities, relative to 2014. These increases were offset by $2.3 million capitalized as internally developed software costs.
2014 compared to 2013

Research and development expense increased $7.7 million or 51%, primarily attributable to a $5.6 million increase in employee-related expenses as we continued to hire engineering talent to drive innovation and new products, and a $0.9 million increase in expenses related to the use of sub-contractors to assist in our development efforts, such as our monthly releases of new features and functionality on existing products, development of implementation tools and new products like Castlight Dental.
General and Administrative

	Year Ended December 31,
	2015	2014	2013	2014 to 2015 % change	2013 to 2014 % change
	(in thousands, except percentages)
General and administrative	$24,274	$19,009	$9,047	28%	110%
2015 compared to 2014
General and administrative expense increased $5.3 million or 28%, primarily attributable to a $3.2 million increase in employee-related expenses driven by an increase in headcount, a $2.6 million increase in facilities and IT-related expenses, and a $1.8 million increase in recruiting, accounting, legal and other professional services to support the growth of our business and public company infrastructure. Also contributing to the increase was $0.4 million in insurance fees, $0.3 million in travel and entertainment and $0.2 million in contractor expense. The increase was offset by $3.7 million in allocated overhead expenses, primarily related to an increase in headcount and rent expense attributable to new office spaces leased in the current year.
2014 compared to 2013

General and administrative expense increased $10.0 million or 110%, primarily attributable to an $8.2 million increase in employee-related expenses associated with an increase in personnel and a $1.4 million increase in accounting and legal services to support the growth of our business and public company infrastructure.
Liquidity and Capital Resources

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash used in operating activities	$(56,868)	$(54,637)	$(50,064)
Net cash provided by (used in) investing activities	54,743	(142,548)	32,260
Net cash provided by financing activities	3,850	189,456	424
Net increase (decrease) in cash and cash equivalents	$1,725	$(7,729)	$(17,380)
As of December 31, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $133.8 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
Since our inception, we have financed our operations primarily through sales of equity securities and to a lesser extent, payments from our customers. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based products. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
For the year ended December 31, 2015, cash used in operating activities was $56.9 million. The negative cash flows resulted primarily from our net loss of $79.9 million, adjusted for $24.7 million in non-cash expenses that primarily included stock-based compensation of $17.8 million and amortization of deferred commissions of $3.5 million. Working capital uses of cash included a decrease in accrued expenses of $0.5 million, primarily as a result of payout of annual bonuses to our employees, and an increase in accounts receivable of $1.7 million driven by 32% increase in billings year over year and the timing of billings and collections. Additionally, deferred revenue increased by $6.8 million, primarily attributable to an increase in the amount billed year over year as a result of increased billings for launched customers.

For the year ended December 31, 2014, cash used in operating activities was $54.6 million. The negative cash flows resulted primarily from our net loss of $85.9 million, adjusted for $23.8 million in non-cash expenses that primarily included stock-based compensation of $14.2 million, warrant expense of $2.6 million and amortization of deferred commissions of $4.1 million. Working capital uses of cash included an increase in accounts receivable of $6.0 million primarily as a result of overall growth of our business and in part related to the timing of billings and collections. Deferred commissions also increased by $4.9 million pertaining to the noncancellable portion of contracts signed in the year, as we increased our customer base. These increases were offset by an increase in deferred revenue of $15.9 million, as a result of contracts signed in the period with associated upfront fees.

For the year ended December 31, 2013, cash used in operating activities was $50.1 million. The negative cash flows resulted primarily from our net loss of $62.2 million, adjusted for $6.5 million in non-cash expenses that primarily included stock-based compensation of $2.4 million and amortization of deferred commissions of $2.5 million. Working capital uses of cash included an increase in deferred commissions of $5.0 million, pertaining to the noncancellable portion of contracts signed in the year, as we increased our customer base. These increases were offset by an increase in deferred revenue of $7.3 million, as a result of contracts signed in the period with associated upfront fees.
Investing Activities

Cash provided by (used in) investing activities for the years ended December 31, 2015, 2014, and 2013 was $54.7 million, $(142.5) million, and $32.3 million respectively. The increase in cash provided, was primarily the result of the timing of purchases, sales and maturities of marketable securities, the net result of which was $65.2 million, $(140.8) million and $34.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. This increase was partially offset by a total investment of $4.1 million in Lyra Health, a behavioral health technology company, and $5.4 million in purchases of property, plant and equipment, which includes leasehold improvements for our new facilities.
Financing Activities

For the year ended December 31, 2015, financing activities provided $3.9 million, primarily from cash proceeds resulting from issuance of stock under our equity incentive plans. For the year ended December 31, 2014, financing activities provided $189.5 million primarily related to the proceeds from our initial public offering in March 2014.

Backlog
We have generally signed multiple-year subscription contracts for our cloud-based subscription services. The timing of our invoices to the customer is a negotiated term and thus varies among our subscription contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing for implementation work that is deferred followed by subsequent annual, quarterly or monthly invoices, once we launch a customer, which is when our product is usable by the customer. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be backlog. The amount of our total backlog for subscription and professional services contracts, which we define as including both cancellable and noncancellable portions of our customer agreements that we have not yet billed, was approximately $219.2 million as of December 31, 2015 and $162.0 million as of December 31, 2014. Our total backlog does not take into account contractual provisions that give customers a right to terminate their agreements with us. The amount of our backlog for subscription and professional services contracts was approximately $111.0 million at December 31, 2015 and $60.9 million as of December 31, 2014, respectively, for the noncancellable portions of our customer agreements that we have not yet billed. We fulfill backlog associated with a customer contract when the customer implementation process is complete. Our implementation timelines can vary between three and nine months for our core Castlight platform and from approximately three to twelve months for our other products, based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer and therefore, are subject to significant uncertainties, which can have a material impact on our total backlog and noncancellable backlog that we fulfill in the current year.

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
Contractual Obligations and Commitments
Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity. As of December 31, 2015, the future noncancellable minimum payments under these commitments were as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases for facilities(1)	$15,444	$3,369	$5,621	$2,627	$3,827
Data center costs(2)	243	243	—	—	—
Total	15,687	3,612	5,621	2,627	3,827

(1)	Operating leases for facilities space represents our principal commitments, which consists of obligations under leases for office space.

(2)	Data center costs represent costs associated with service agreements for our data centers in Colorado and Arizona.
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
We believe that of our significant accounting policies, which are described in Note 2 to our consolidated financial statements, involve a greater degree of judgment and complexity. Accordingly, these are the policies that we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenue Recognition
We derive our revenue from sales of cloud-based subscription service and professional services contracts. We sell subscriptions to our cloud-based subscription service through contracts that are generally three years in length.

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
Some of our cloud-based subscription arrangements include performance incentives that are generally based upon employee engagement. Fees for performance incentives are considered contingent revenue, and are recognized over the remaining term of the related subscription arrangement commencing at the time they are earned.
Professional Services Revenue. Professional services revenue is comprised of implementation services and communication related to our cloud-based subscription service, as well as follow-on professional services to assist our customers in further adopting our cloud-based subscription service. Nearly all of our professional services are sold on a fixed-fee basis. We do not have standalone value for our implementation services. Accordingly, we recognize implementation services revenue in the same manner as the associated cloud-based subscription service, beginning on the launch date, provided all other criteria described above have been met. For follow-on professional services that are sold separately from the cloud-based subscription service, we recognize revenue as the services are delivered. Communication services revenue is recognized over the contractual term, generally one year, commencing when the revenue recognition criteria have been met.
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
We determine BESP for our deliverables by considering our overall pricing objectives and market conditions. This includes evaluating our pricing practices, our target prices, the size of our transactions, historical sales and our go-to-market strategy. The determination of BESP is made through consultation with and approval by management. For financial statement presentation purposes, we allocate the fees from our combined units of accounting to subscription and professional services based upon their relative selling price.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with the noncancellable portion of cloud-based subscription service contracts with customers and consist of sales commissions paid to our direct sales force. The commissions are deferred and amortized over the noncancellable terms of the related contracts. The deferred commission amounts are recoverable through the future revenue streams under the noncancellable customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.
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
Please refer to Note 11 of the Notes to the Consolidated Financial Statements for assumptions used in our option-pricing model.

Adoption of New and Recently Issued Accounting Pronouncements

Please refer to Note 2 of the Notes to the Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $133.8 million at December 31, 2015 and $198.7 million as of December 31, 2014. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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

An immediate increase of 100-basis points in interest rates would have resulted in a $0.4 million market value reduction in our investment portfolio as of December 31, 2015. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.3 million as of December 31, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Castlight Health, Inc.

We have audited the accompanying balance sheets of Castlight Health, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and shareholders' (deficit)/equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castlight Health, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California
March 10, 2016

CASTLIGHT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$19,150	$17,425
Marketable securities	101,274	175,057
Accounts receivable, net	12,751	11,097
Deferred commissions	5,438	3,675
Prepaid expenses and other current assets	3,772	3,476
Total current assets	142,385	210,730
Property and equipment, net	6,896	3,630
Marketable securities, noncurrent	13,335	6,220
Restricted cash, noncurrent	1,000	—
Deferred commissions, noncurrent	4,923	2,563
Other assets	4,735	131
Total assets	$173,274	$223,274
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$3,384	$3,217
Accrued expenses and other current liabilities	4,550	5,791
Accrued compensation	11,477	10,455
Deferred revenue	26,590	20,708
Total current liabilities	46,001	40,171
Deferred revenue, noncurrent	7,522	6,652
Other liabilities, noncurrent	1,397	261
Total liabilities	54,920	47,084
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2015 and 2014; no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2015 and 2014; 54,517,785 and 58,862,574 shares issued and outstanding as of December 31, 2015 and 2014	6	6
Class B common stock, $0.0001 par value; 800,000,000 shares authorized as of December 31, 2015 and 2014; 41,100,307 and 32,328,809 shares issued and outstanding as of December 31, 2015 and 2014	4	3
Additional paid-in capital	415,519	393,397
Accumulated other comprehensive loss	(79)	(40)
Accumulated deficit	(297,096)	(217,176)
Total stockholders’ equity	118,354	176,190
Total liabilities and stockholders’ equity	$173,274	$223,274

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Subscription	$70,350	$41,602	$11,655
Professional services	4,965	4,003	1,318
Total revenue	75,315	45,605	12,973
Cost of revenue:
Cost of subscription (1)	12,417	10,472	6,246
Cost of professional services (1)	21,351	17,300	11,058
Total cost of revenue	33,768	27,772	17,304
Gross profit (loss)	41,547	17,833	(4,331)
Operating expenses:
Sales and marketing (1)	67,414	62,065	33,742
Research and development (1)	30,077	22,917	15,219
General and administrative (1)	24,274	19,009	9,047
Total operating expenses	121,765	103,991	58,008
Operating loss	(80,218)	(86,158)	(62,339)
Other income, net	298	218	157
Net loss	$(79,920)	$(85,940)	$(62,182)
Net loss per share, basic and diluted	$(0.85)	$(1.16)	$(6.28)
Weighted-average shares used to compute basic and diluted net loss per share	93,753	74,381	9,895
_______________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013
Cost of revenue:
Cost of subscription	$283	$180	$5
Cost of professional services	2,175	1,220	120
Sales and marketing	7,705	5,933	919
Research and development	3,498	2,556	603
General and administrative	4,169	4,312	780
See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2015	2014	2013

Net loss	$(79,920)	$(85,940)	$(62,182)
Other comprehensive loss:
Net change in unrealized loss on available-for-sale marketable securities	(39)	(40)	(34)
Reclassification adjustments for net realized gain (loss) on available-for-sale marketable securities	—	—	—
Other comprehensive loss	(39)	(40)	(34)
Comprehensive loss	$(79,959)	$(85,980)	$(62,216)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ (DEFICIT)/EQUITY
(In thousands, except share data)

	Convertible Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit)/Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2012	64,475,633	$180,423	9,897,997	$1	$3,631	$(69,054)	$34	$(65,388)
Vesting of early exercised stock options and restricted common stock	—	—	—	—	128	—	—	128
Exercise of stock options, net	—	—	1,036,077	—	564	—	—	564
Early exercise of warrant	—	—	60,000		—	—	—	—
Stock-based compensation	—	—	—	—	2,427	—	—	2,427
Expense related to warrant	—	—	—		135	—	—	135
Comprehensive loss	—	—	—	—	—	(62,182)	(34)	(62,216)
Balances as of December 31, 2013	64,475,633	$180,423	10,994,074	$1	$6,885	$(131,236)	$—	$(124,350)
Vesting of restricted common stock	—	—	—		21	—	—	21
Exercise of stock options, net	—	—	2,956,676		3,294	—	—	3,294
Vesting of early exercised warrant issued	—	—	—		300	—	—	300
Stock-based compensation	—	—	—	—	14,215	—	—	14,215
Expense related to warrant	—	—	—	—	2,639	—	—	2,639
Conversion of preferred stock to common stock	(64,475,633)	(180,423)	64,475,633	7	180,416	—	—	180,423
Issuance of common stock upon initial public offering, net of issuance costs	—	—	12,765,000	1	185,627	—	—	185,628
Comprehensive loss	—	—	—	—	—	(85,940)	(40)	(85,980)
Balances as of December 31, 2014	—	$—	91,191,383	$9	$393,397	$(217,176)	$(40)	$176,190
Vesting of restricted stock units	—	—	295,468	—	—	—	—	—
Exercise of stock options, net	—	—	4,131,241	1	3,943	—	—	3,944
Stock-based compensation	—	—	—	—	18,179	—	—	18,179
Comprehensive loss	—	—	—	—	—	(79,920)	(39)	(79,959)
Balances as of December 31, 2015	—	$—	95,618,092	$10	$415,519	$(297,096)	$(79)	$118,354

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(79,920)	$(85,940)	$(62,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,024	1,354	633
Stock-based compensation	17,830	14,201	2,427
Amortization of deferred commissions	3,510	4,092	2,541
Accretion and amortization of marketable securities	1,385	1,489	714
Expense related to warrant	—	2,639	135
Changes in operating assets and liabilities:
Accounts receivable	(1,654)	(6,032)	(2,703)
Deferred commissions	(7,633)	(4,861)	(4,959)
Prepaid expenses and other current assets	807	(1,893)	(252)
Other assets	(479)	(2)	(109)
Accounts payable	646	147	868
Accrued expenses and other current liabilities	(1,475)	1,982	2,892
Deferred revenue	6,752	15,887	7,268
Accrued compensation	1,022	2,412	2,544
Other liabilities, noncurrent	317	(112)	119
Net cash used in operating activities	(56,868)	(54,637)	(50,064)
Investing activities:
Restricted cash	(1,000)	101	—
Investment in related party	(4,125)	—	—
Purchase of property and equipment, net	(5,376)	(1,860)	(2,587)
Purchase of marketable securities	(119,867)	(230,316)	(42,288)
Sales of marketable securities	5,000	13,000	5,000
Maturities of marketable securities	180,111	76,527	72,135
Net cash provided by (used in) investing activities	54,743	(142,548)	32,260
Financing activities:
Proceeds from the exercise of stock options and warrants	3,944	3,294	864
Proceeds from initial public offering	—	189,943	—
Payments of deferred financing costs	(94)	(3,781)	(440)
Net cash provided by financing activities	3,850	189,456	424

Net increase (decrease) in cash and cash equivalents	1,725	(7,729)	(17,380)
Cash and cash equivalents at beginning of period	17,425	25,154	42,534
Cash and cash equivalents at end of period	$19,150	$17,425	$25,154
Noncash investing and financing activity:
Vesting of early exercised stock options, restricted common stock, and warrants	$—	$(321)	$(128)
Purchase of property and equipment, accrued but not paid	(165)	(600)	(122)
Deferred offering costs, accrued but not paid	—	(94)	(927)
See Notes to Consolidated Financial Statements.

Note 1. Organization and Description of Business

Description of Business
Castlight offers a health benefits platform that engages employees to make better health care decisions and enables employers to communicate and measure their benefit programs. We provide a simple, personalized, and powerful way for employees to shop for and manage their health care. At the same time, we enable employers to understand their employees’ needs and guide them to the right care, right providers and right programs at the right time. Our comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data transparent and useful. We were incorporated in the State of Delaware in January 2008. Our principal executive offices are located in San Francisco, California.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, considered necessary for a fair statement of results of operations, financial position and cash flows. The consolidated financial statements include the results of Castlight and its wholly owned U.S. subsidiary.
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

Segment Information
Our chief operating decision maker, our CEO, reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reportable segment, cloud-based products.

Revenue Recognition
We derive our revenue from sales of cloud-based subscription service and professional services contracts. We sell subscriptions to our cloud-based subscription service through contracts that are generally three years in length.
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
Some of our cloud-based subscription arrangements include performance incentives that are generally based upon employee engagement. Fees for performance incentives are considered contingent revenue, and are recognized over the remaining term of the related subscription arrangement commencing at the time they are earned.
Professional Services Revenue. Professional services revenue is comprised of implementation services and communication services related to our cloud-based subscription service, as well as follow-on professional services to assist our customers in further adopting our cloud-based subscription service. Nearly all of our professional services are sold on a fixed-fee basis. We do not have standalone value for our implementation services. Accordingly, we recognize implementation services revenue in the same manner as the associated cloud-based subscription service, beginning on the launch date, provided all other criteria described above have been met. For follow-on professional services that are sold separately from the cloud-based subscription service, we recognize revenue as the services are delivered. Communication services have standalone value and the associated revenue is recognized over the contractual term, generally one year, commencing when the revenue recognition criteria have been met.
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

We determine BESP for our deliverables by considering our overall pricing objectives and market conditions. This includes evaluating our pricing practices, our target prices, the size of our transactions, historical sales and our go-to-market strategy. The determination of BESP is made through consultation with and approval by management. For financial statement presentation purposes, we allocate the fees from our combined units of accounting to subscription and professional services based upon their relative selling price.

Costs of Revenue

Cost of revenue consists of the cost of subscription revenue and cost of professional services revenue.

Cost of subscription revenue primarily consists of data fees, employee-related expenses (including salaries, benefits and stock-based compensation) related to hosting costs of our cloud-based service, cost of subcontractors, expenses for service delivery (which includes call center support), allocated overhead, the costs of data center capacity, amortization of internal-use software and depreciation of owned computer equipment and software. Amortization of internal-use software was $0.2 million for the year ended December 31, 2015.

Cost of professional services revenue consists primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs. The time and costs of our customer implementations vary based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. Our cash and cash equivalents generally consist of investments in money market funds and U.S. agency obligations. Cash and cash equivalents are stated at fair value.

Marketable Securities

Our marketable securities consist of U.S. agency obligations and U.S. treasury securities, with maturities at the time of purchase of greater than three months. Marketable securities with remaining maturities in excess of one year are classified as noncurrent. We classify our marketable securities as available-for-sale at the time of purchase based on our intent and are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations.

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

Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with the noncancellable portion of cloud-based subscription service contracts with customers and consist of sales commissions paid to our direct sales force. The commissions are deferred and amortized over the noncancellable terms of the related contracts. The deferred commission amounts are recoverable through the future revenue streams under the noncancellable customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.

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
Restricted Cash
Restricted cash consists of a letter of credit related to our leased office space.

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
We capitalized software development costs totaling $2.6 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

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

Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $0.4 million, $0.7 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Concentrations of Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits.
We serve our customers and users from outsourced data center facilities located in Colorado and Arizona. We have internal procedures to restore all of our production customer facing services in the event of disasters at the Colorado facility. Procedures utilizing currently deployed hardware, software and services at our disaster recovery location in Arizona allow our cloud-based service to be restored within 48 hours during the implementation of the procedures to restore services.
Revenue from customers representing 10% or more of total revenue for the respective years, is summarized as follows:

	Year Ended December 31,
	2015	2014	2013
Revenue:
Customer A	*	14%	16%
  * Less than 10%

During the years ended December 31, 2015, 2014 and 2013, all of our revenue was generated by customers located in the United States.
Accounts receivable from customers representing 10% or more of total accounts receivable as of the respective dates is summarized as follows:

	As of December 31,
	2015	2014
Accounts Receivable:
Customer B	*	12%
Customer C	19%	19%
 * Less than 10%
Recently Issued and Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued a new accounting standard that would require companies and other organizations to include lease obligations on their balance sheets. The guidance will be effective for us beginning January 1, 2019. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption. At this point in time, we do not intend to adopt the standard early.

In April 2015, FASB issued new accounting guidance on Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. The guidance will be effective for us beginning January 1, 2016. Early adoption is permitted. We have elected not to early adopt. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In May 2014, FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB deferred the effective date of the standard for all entities by one year. The standard will become effective for the annual reporting period (including interim reporting periods) beginning after December 15, 2017, and early adoption is permitted as of annual reporting periods (including interim periods) beginning after December 15, 2016. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption. At this point in time, we do not intend to adopt the standard early.

Note 3. Marketable Securities
At December 31, 2015 and December 31, 2014, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015
U.S. agency obligations	$83,763	$—	$(48)	$83,715
U.S. treasury securities	33,924	—	(31)	33,893
Money market mutual funds	1,038	—	—	1,038
	118,725	—	(79)	118,646
Included in cash and cash equivalents	4,038	—	(1)	4,037
Included in marketable securities	$101,334	$—	$(60)	$101,274
Included in marketable securities, noncurrent	$13,353	$—	$(18)	$13,335

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014
U.S. agency obligations	$177,297	$4	$(44)	$177,257
U.S. treasury securities	5,580	1	—	5,581
Money market mutual funds	1,919	—	—	1,919
	184,796	5	(44)	184,757
Included in cash and cash equivalents	3,480	—	—	3,480
Included in marketable securities	$175,093	$5	$(41)	$175,057
Included in marketable securities, noncurrent	$6,223	$—	$(3)	$6,220

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

The fair value of marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from a third-party pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established third party pricing vendors and broker-dealers. There have been no changes in valuation techniques in the periods presented. We have no financial assets or liabilities measured using Level 3 inputs. There were no significant transfers between Levels 1 and 2 assets as of December 31, 2015 and December 31, 2014. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Level 1	Level 2	Total
December 31, 2015
Cash equivalents:
Money market mutual funds	$1,038	$—	$1,038
U.S. agency obligations	—	3,000	3,000
Marketable securities:
U.S. agency obligations	—	80,715	80,715
U.S. treasury securities	—	33,893	33,893
	$1,038	$117,608	$118,646

	Level 1	Level 2	Total
December 31, 2014
Cash equivalents:
Money market mutual funds	$1,919	$—	$1,919
U.S. agency obligations	—	1,561	1,561
Marketable securities:
U.S. agency obligations	—	175,696	175,696
U.S. treasury securities	—	5,581	5,581
	$1,919	$182,838	$184,757
Gross unrealized gains and losses for cash equivalents and marketable securities as of December 31, 2015 and December 31, 2014 were not material. We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2015.
There were no realized gains or losses for the years ended December 31, 2015 and 2014. As of December 31, 2015 and 2014 those securities with maturities at the time of purchase of greater than one year are reflected in the noncurrent portion of our consolidated balance sheets. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents. As of December 31, 2015, all of our marketable securities mature within one to five years.

Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2015	2014
Prepaid expenses and advances	$3,033	$2,285
Security deposit	228	211
Interest receivable on marketable securities	361	537
Other current assets	150	443
Total	$3,772	$3,476

Note 6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2015	2014
Leasehold improvements	$2,046	$1,058
Computer equipment	4,345	3,247
Software	885	874
Capitalization of internal-use software	2,925	291
Furniture and equipment	853	301
Total	11,054	5,771
Accumulated depreciation	(4,158)	(2,141)
Property and equipment, net	$6,896	$3,630
Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $2.0 million, $1.4 million and $0.6 million, respectively. Depreciation is recorded on a straight-line basis.
Note 7. Related Party Transactions and Variable Interest Entity

In the second quarter of 2015, we announced a strategic alliance with Lyra Health ("Lyra"), to develop and bring to market an integrated behavioral health solution. In connection with this strategic alliance, Castlight made an initial preferred stock investment in Lyra of $3.1 million. Additionally, we made a subsequent preferred stock investment in Lyra of $1.0 million in August 2015. Lyra is considered a related party to us because two of Lyra’s co-founders serve on our board of directors, and Castlight's chief executive officer serves on Lyra's board. An independent committee of Castlight's board of directors, comprised of directors without any involvement in any external behavioral health business initiatives, approved the strategic alliance with and investment in Lyra.

Lyra Health was founded in 2015 to work with employers, health plans, and providers to improve behavioral health outcomes and plans to offer a complementary behavioral health service that combines technology with active care management to improve patient outcomes. As part of the strategic alliance Lyra's product will be integrated with Castlight Elevate for those customers who purchase both solutions. Castlight Elevate is an extension of our health benefits platform which enables employees to research behavioral health services, make educated treatment choices, and commence care.

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

The investment in Lyra is accounted for under the cost method and is included under other assets in our consolidated financial statements. We have not estimated the fair value of our investment because there have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. We assess our investment for impairment on a quarterly basis or based on facts or circumstances that may require us to reassess the fair value of our investment. Based on the facts and circumstances as of December 31, 2015, we concluded that our investment was appropriately valued.

Note 8. Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	As of December 31,
	2015	2014
Accrued bonuses	$4,034	$4,728
Accrued commissions	5,212	3,035
Other benefits payable	2,231	2,692
Total	$11,477	$10,455

Note 9. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of December 31,
	2015	2014
Subscription	$18,029	$14,826
Professional services—implementation	5,254	2,974
Professional services—communications	3,307	2,908
Total current	26,590	20,708
Subscription	1,163	1,950
Professional services—implementation	5,367	4,327
Professional services—communications	992	375
Total noncurrent	7,522	6,652
Total	$34,112	$27,360

Note 10. Commitments and Contingencies
Leases and Contractual Obligations
We lease office space under noncancellable operating leases in San Francisco, California and Sunnyvale, California. Contractual obligations relate to our service agreements for our data centers in Colorado and Arizona and other third party service providers. As of December 31, 2015, the future minimum lease payments under noncancellable operating leases are as follows (in thousands):

	Operating Leases	Contractual Obligations
2016	$3,369	$243
2017	3,073	—
2018	2,548	—
2019	2,624	—
2020 and later	3,830	—
	$15,444	$243
Our facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $2.1 million, $1.2 million and $1.0 million, respectively.
Legal Matters

On April 2, April 16, April 29, and May 4, 2015, purported securities class action lawsuits were filed in the Superior

Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders and underwriters associated with our initial public offering (IPO). The lawsuits, which were consolidated on July 22, 2015, were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with our IPO. A consolidated complaint (“Complaint”) was filed on July 23, 2015, which purports to allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On September 22, 2015 we filed a Demurrer to the Complaint. After briefing and argument, the Court overruled the demurrer as to Plaintiffs’ claims under Sections 11 and 15 and granted with leave amend the demurrer to Plaintiff’s claims under Section 12(a)(2). The Complaint seeks unspecified damages and other relief. Discovery in the action is ongoing. We believe that the claims are without merit and intend to defend the action vigorously.

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

Note 11. Stockholders’ Equity

Initial Public Offering
On March 19, 2014, we completed our IPO, in which we sold 12.8 million shares of Class B common stock at a price to the public of $16.00 per share. Upon the consummation of the IPO, all outstanding shares of convertible preferred stock were converted into shares of Class A common stock.
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

The following table summarizes activities for stock options:

	Options Outstanding
	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2014	16,392,539	$4.40	7.3	$128,541
Stock options granted	491,900	$8.95
Stock options exercised	(4,177,555)	$1.02
Stock options canceled and forfeited	(3,145,171)	$5.87
Balance at December 31, 2015	9,561,713	$5.62	6.9	$16,694
Vested or expected to vest December 31, 2015	9,022,878	$5.50	6.8	$16,149
Exercisable as of December 31, 2015	5,416,829	$3.99	6.0	$12,497
The total grant-date fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $2.5 million, $39.9 million and $17.0 million, respectively.
The total grant-date fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $10.8 million, $9.7 million and $1.7 million, respectively.
The total intrinsic value of the options exercised during the years ended December 31, 2015, 2014 and 2013, was $25.3 million, $31.1 million and $1.8 million, respectively. The intrinsic value is the difference of the current fair value of the stock and the exercise price of the stock option.
As of December 31, 2015, we had $19.0 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

The following table summarizes activities for RSUs:

	Restricted Stock Units Outstanding
	Number of shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2014	1,398,893	$11.06
Restricted stock units granted	6,507,250	$7.24
Restricted stock units vested	(295,468)	$10.70
Restricted stock units canceled and forfeited	(925,557)	$9.06
Balance at December 31, 2015	6,685,118	$7.63
The total grant-date fair value of RSUs granted during the years ended December 31, 2015 and 2014 was $47.1 million and $15.7 million, respectively.
The total grant-date fair value of RSUs vested during the year ended December 31, 2015 was $3.2 million. No RSUs vested during the year ended December 31, 2014.
As of December 31, 2015, we had $43.6 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
Stock-based compensation capitalized to internal-use software for December 31, 2015 was $0.3 million.
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
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Year Ended December 31,
	2015	2014	2013
Volatility	53%	60%	57.8%-60%
Expected life (in years)	6.2	5.0-6.3	5.0-7.2
Risk-free interest rate	1.38%-1.91%	1.53%-2.05%	0.7%-1.8%
Dividend yield	—%	—%	—%
Weighted-average fair value of underlying common stock	$8.95	$14.74	$3.02
Warrants
On December 11, 2013, we issued a warrant to purchase an aggregate of 175,000 shares of Class A common stock at an exercise price of $5.00 per share to a third-party service provider. The warrant provides for an early exercise right and has a 10 year term. As of December 31, 2014, the warrants were fully vested. Expense for the warrants is calculated using the Black-Scholes option-pricing model and is recorded over the service performance period, which is the same as the vesting period. For the year ended December 31, 2014, we recorded $2.6 million in expense associated with this warrant. The expense for the year ended December 31, 2013 was immaterial.

Note 12. Income Taxes
The components of loss from continuing operations before income taxes were generated solely in the United States as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(79,920)	$(85,940)	$(62,182)
As a result of our history of net operating losses and full valuation allowance against our deferred tax assets, there was no current or deferred income tax provision for the years ended December 31, 2015, 2014 and 2013.
Reconciliations of the statutory federal income tax rate and our effective tax rate consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax at federal statutory rate	$(27,173)	$(29,220)	$(21,142)
State statutory rate (net of federal benefit)	(1,560)	(1,728)	(1,921)
Non-deductible stock compensation	2,334	(19)	619
Change in valuation allowance	24,332	30,571	22,184
Other	2,067	396	260
	$—	$—	$—

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
Deferred tax assets:	2015	2014
Net operating loss carryforwards	$93,165	$72,984
Deferred rent	235	127
Accrued bonus	—	68
Accrued compensation	326	539
Stock-based compensation	6,224	3,266
Other reserves and accruals	4	2
Property and equipment	322	16
Deferred revenue	3,017	2,173
	103,293	79,175
Valuation allowance	(103,293)	(79,175)
Net deferred tax assets	$—	$—
We have provided a full valuation allowance for our deferred tax assets at December 31, 2015 and 2014, due to the uncertainty surrounding the future realization of such assets. Therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.
The valuation allowance increased by $24.1 million and $30.6 million during the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, we recorded no tax benefits related to stock-based compensation.
As of December 31, 2015, we have approximately $250.0 million of federal and $155.2 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards begin to expire in 2028 and 2017, respectively.

The deferred tax asset related to our net operating losses does not include amounts relating to the tax benefit of stock option exercises, which, when realized, will be recorded as a credit to additional paid-in capital. As of December 31, 2015, we also had approximately $4.5 million and $5.1 million of research and development tax credit carryforwards available to reduce future taxable income if any, for federal and California purposes, respectively. The federal credit carryforwards expire beginning in 2028 and the California research credits do not expire and may be carried forward indefinitely.
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
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Gross unrecognized tax benefits at the beginning of the year	$7,214	$4,513	$2,445
Increases for tax positions of prior years	133	871	—
Decreases for tax positions of prior years	(346)	(831)	—
Increases for tax positions related to the current year	2,539	2,661	2,068
Gross unrecognized tax benefits at the end of the year	$9,540	$7,214	$4,513
At December 31, 2015, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect our tax rate.

There were no material changes to the unrecognized tax benefits in the year ended December 31, 2015, and we do not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes. Due to our net operating loss position, we have not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2015, 2014 or 2013.

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

The following table presents the calculation of basic and diluted net loss per share for our common stock (in thousands, except per share data):

	Year Ended December 31,
	2015		2014		2013
	Class A	Class B	Class A	Class B	Class A
Net loss	$(48,116)	$(31,804)	$(67,655)	$(18,285)	$(62,182)
Weighted-average shares used to compute basic and diluted net loss per share	56,444	37,309	58,555	15,826	9,895
Basic and diluted net loss per share	$(0.85)	$(0.85)	$(1.16)	$(1.16)	$(6.28)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Convertible preferred stock	—	—	64,476
Stock options and restricted common stock	16,247	17,791	16,687
Warrants	115	115	175
	$16,362	$17,906	$81,338
Note 14. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Under the plan, participating employees may defer up to 100% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. Effective January 1, 2015, we began matching a portion of the employee contributions. Our contribution expense in 2015 totaled $0.9 million.

Note 15. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in years 2015 and 2014 (in thousands, except per share data):

	Quarter Ended
	Mar 31, 2014	Jun 30, 2014	Sept 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015	Sept 30, 2015	Dec 31, 2015
Total revenue	8,376	10,533	12,209	14,487	15,951	18,510	19,539	21,315
Gross profit	1,793	3,116	5,054	7,870	8,779	10,256	10,852	11,660
Net loss	$(24,281)	$(21,776)	$(20,199)	$(19,684)	$(19,643)	$(21,212)	$(20,007)	$(19,058)
Net loss per share, basic and diluted	$(0.90)	$(0.24)	$(0.23)	$(0.22)	$(0.21)	$(0.23)	$(0.21)	$(0.20)

Note 16. Subsequent Events

On January 12, 2016, Castlight commenced a tender offer to eligible employees to exchange all options to purchase shares of Class A common stock and options to purchase shares of Class B common stock that were outstanding and unexercised as of that date with an exercise price of $6.76 or more per share. The exchange ratio for this offer was one (1) exchanged option for every one (1) new option granted, with the new option award vesting over five years from February 24, 2016, the replacement grant date, in 60 monthly installments, subject to the employees' continued employment with Castlight.

This tender offer expired on February 24, 2016 and was subject to the terms and conditions set forth in the Amended and Restated Offer to Exchange Certain Outstanding Option Awards for New Option Awards, dated January 28, 2016, which was filed with the Securities Exchange Commission on January 28, 2016. There were 132 employees eligible to tender options covering an aggregate of 2,881,013 shares of our Class A and Class B common stock, of which 108 employees tendered options covering 2,685,396 shares of Class A and Class B common stock at a weighted average exercise price of $11.03, in exchange for options to purchase 2,685,396 shares of Class B common stock at an exercise price of $2.99 per share, the closing sale price reported on the New York Stock Exchange on February 24, 2016. As of February 24, 2016 the incremental expense related to this offer was 1.8 million, which will be recognized over five years.

For more information, refer to our Tender Offer Statement filed with the Securities and Exchange Commission on January 12, 2016, as amended on January 28, 2016.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the rules of the SEC that permit emerging growth companies such as our company to provide only management’s report in the Annual Report on Form 10-K.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, State of California, on this 10th day of March, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Giovanni M. Colella	Chief Executive Officer, Co-Founder and Director	March 10, 2016
Giovanni M. Colella	(Principal Executive Officer)

/s/ John C. Doyle	Chief Financial Officer and Chief Operating Officer	March 10, 2016
John C. Doyle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bryan Roberts	Chairman of the Board of Directors and Co-Founder	March 10, 2016
Bryan Roberts

/s/ David Ebersman	Director	March 10, 2016
David Ebersman

/s/ Ann Lamont	Director	March 10, 2016
Ann Lamont

/s/ Ed Park	Director	March 10, 2016
Ed Park

/s/ David B. Singer	Director	March 10, 2016
David B. Singer

/s/ Steve Singh	Director	March 10, 2016
Steve Singh

EXHIBIT INDEX

			Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-Q	001-36330	May 12, 2014	3.1

3.2	Amended and Restated Bylaws.	10-Q	001-36330	May 12, 2014	3.2

4.1	Form of Class A Common Stock Certificate.	S-8	333-194566	March 14, 2014	4.8

4.2	Form of Class B Common Stock Certificate.	S-1	333-193840	March 3, 2014	4.1

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 26, 2012, by and among the Registrant and certain of its stockholders.	S-1	333-193840	February 10, 2014	4.2

10.1*	Form of Indemnification Agreement.	S-1	333-193840	March 3, 2014	10.1

10.2*	2008 Stock Incentive Plan and forms of stock option agreement thereunder and restricted stock agreement.	S-1	333-193840	March 3, 2014	10.2

10.3*	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement and stock bonus agreement.	S-1	333-193840	March 3, 2014	10.3

10.4*	2014 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-193840	March 3, 2014	10.4

10.5*	Form of restricted stock unit agreement; performance based, 2015 calendar year performance period.	10-Q	001-36330	August 5, 2015	10.2

10.6*	Job Offer Letter, dated as of September 6, 2012, by and between the Registrant and John C. Doyle.	S-1	333-193840	February 10, 2014	10.6

10.7*	Double Trigger Acceleration Policy.	S-1	333-193840	February 10, 2014	10.9

10.8	2012 Sublease Agreement by and between National Union Fire Insurance Company of Pittsburgh, Pa. and the Registrant, with Consent to Sublease Agreement, dated as of August 9, 2012.	S-1	333-193840	February 10, 2014	10.10

10.9	Master Services Agreement, dated as of November 28, 2012; First Service Addendum, dated as of November 28, 2012; and Business Associate Agreement, dated as of September 11, 2012, in each case by and between the Registrant and the Administrative Committee of the Wal-Mart Stores, Inc., Associates’ Health and Welfare Plan.	S-1	333-193840	March 3, 2014	10.11

10.10	Lease Agreement by and between 150 Spear Street, LLC and the Registrant, dated May 21, 2015.	10-Q	001-36330	August 5, 2015	10.1

10.11*	Job Offer Letter, dated as of March 6, 2015, by and between the Registrant and Jonathan Rende.					X

21.1	Subsidiaries of the Registrant.	S-1	333-193840	February 10, 2014	21.1

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see signature page of this annual report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
_______________________

*	Indicates a management contract, compensatory plan or arrangement
†
Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act, have been omitted.