Form 10-Q
period 2016-03-31
CASTLIGHT HEALTH, INC.
filed 2016-05-10
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

As of May 6, 2016, there were 54,504,065 shares of the Registrant’s Class A common stock outstanding and 42,382,263 shares of the Registrant’s Class B common stock outstanding.

______________________________________

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,111	$19,150
Marketable securities	85,385	101,274
Accounts receivable, net	14,033	12,751
Deferred commissions	4,627	5,438
Prepaid expenses and other current assets	4,314	3,772
Total current assets	143,470	142,385
Property and equipment, net	6,612	6,896
Marketable securities, noncurrent	—	13,335
Restricted cash, noncurrent	1,000	1,000
Deferred commissions, noncurrent	4,861	4,923
Other assets	4,669	4,735
Total assets	$160,612	$173,274
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,105	$3,384
Accrued expenses and other current liabilities	7,111	4,550
Accrued compensation	5,249	11,477
Deferred revenue	31,622	26,590
Total current liabilities	48,087	46,001
Deferred revenue, noncurrent	6,902	7,522
Other liabilities, noncurrent	1,761	1,397
Total liabilities	56,750	54,920
Commitments and contingencies
Stockholders’ equity:
Class A common stock	6	6
Class B common stock	4	4
Additional paid-in capital	422,279	415,519
Accumulated other comprehensive income (loss)	24	(79)
Accumulated deficit	(318,451)	(297,096)
Total stockholders’ equity	103,862	118,354
Total liabilities and stockholders’ equity	$160,612	$173,274
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Subscription	$21,037	$14,906
Professional services	1,680	1,045
Total revenue	22,717	15,951
Cost of revenue:
Cost of subscription (1)	4,136	2,519
Cost of professional services (1)	5,113	4,653
Total cost of revenue	9,249	7,172
Gross profit	13,468	8,779
Operating expenses:
Sales and marketing (1)	16,282	16,463
Research and development (1)	10,085	6,594
General and administrative (1)	8,545	5,463
Total operating expenses	34,912	28,520
Operating loss	(21,444)	(19,741)
Other income, net	89	98
Net loss	$(21,355)	$(19,643)
Net loss per Class A and B share, basic and diluted	$(0.22)	$(0.21)
Weighted-average shares used to compute basic and diluted net loss per Class A and B share	96,291	91,786
_______________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2016	2015
Cost of revenue:
Cost of subscription	$108	$33
Cost of professional services	477	425
Sales and marketing	2,235	1,751
Research and development	1,405	633
General and administrative	1,269	1,027

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(21,355)	$(19,643)
Other comprehensive income:
Net change in unrealized gain on available-for-sale marketable securities	103	42
Reclassification adjustments for net realized gains on available-for-sale marketable securities	—	—
Other comprehensive income	103	42
Comprehensive loss	$(21,252)	$(19,601)
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(21,355)	$(19,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	783	454
Stock-based compensation	5,494	3,869
Amortization of deferred commissions	1,162	857
Accretion and amortization of marketable securities	176	443
Changes in operating assets and liabilities:
Accounts receivable	(1,282)	609
Deferred commissions	(289)	(638)
Prepaid expenses and other assets	36	30
Accounts payable	605	1,512
Accrued expenses and other liabilities	(3,732)	(4,403)
Deferred revenue	4,412	3,721
Net cash used in operating activities	(13,990)	(13,189)
Investing activities:
Purchase of property and equipment	(466)	(887)
Purchase of marketable securities	(29,486)	(13,034)
Sales of marketable securities	—	5,000
Maturities of marketable securities	58,637	30,180
Net cash provided by investing activities	28,685	21,259
Financing activities:
Proceeds from the exercise of stock options	1,266	1,640
Payments of deferred offering costs	—	(94)
Net cash provided by financing activities	1,266	1,546

Net increase in cash and cash equivalents	15,961	9,616
Cash and cash equivalents at beginning of period	19,150	17,425
Cash and cash equivalents at end of period	$35,111	$27,041

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
The condensed consolidated balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for our services, certain assumptions used in the valuation of our equity awards, annual bonus attainment and the capitalization and estimated useful life of internal-use software development costs. Actual results could differ from those estimates, and such differences could be material to our consolidated financial position and results of operations.
Recently Issued and Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard that will change how companies account for certain aspects of share-based payments to employees. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted in any interim or annual period. Accordingly, the standard is effective for us beginning January 1, 2017, and we are currently evaluating the impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued a new accounting standard that would require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance will be

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

effective for us beginning January 1, 2019. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption. At this point in time, we do not intend to adopt the standard early.

In January 2016, the FASB issued a new accounting standard which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance provides a new measurement alternative for equity investments that don’t have readily determinable fair values and don’t qualify for the net asset value practical expedient. Under this alternative, these investments can be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment if the same issuer. This guidance will be effective for us beginning January 1, 2018 and earlier adoption is not permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption at this point in time.

In April 2015, the FASB issued new accounting guidance on Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. We adopted this guidance on January 1, 2016 and it does not impact our financial statements.
In May 2014, the FASB issued new guidance for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of the standard for all entities by one year. The standard will become effective for the annual reporting period (including interim reporting periods) beginning after December 15, 2017, and early adoption is permitted as of annual reporting periods (including interim periods) beginning after December 15, 2016. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption. At this point in time, we do not intend to adopt the standard early.

Note 3. Marketable Securities

All of our cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income, a component of shareholders’ equity.

At March 31, 2016 and December 31, 2015, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016
U.S. agency obligations	$73,633	$17	$(3)	$73,647
U.S. treasury securities	26,329	10	—	26,339
Money market mutual funds	9,043	—	—	9,043
	109,005	27	(3)	109,029
Included in cash and cash equivalents	23,644	—	—	23,644
Included in marketable securities	$85,361	$27	$(3)	$85,385

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015
U.S. agency obligations	$83,763	$—	$(48)	$83,715
U.S. treasury securities	33,924	—	(31)	33,893
Money market mutual funds	1,038	—	—	1,038
	118,725	—	(79)	118,646
Included in cash and cash equivalents	4,038	—	(1)	4,037
Included in marketable securities	$101,334	$—	$(60)	$101,274
Included in marketable securities, noncurrent	$13,353	$—	$(18)	$13,335
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
The fair value of marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from a third-party pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established third party pricing vendors and broker-dealers. There have been no changes in valuation techniques in the periods presented. We have no financial assets or liabilities measured using Level 3 inputs. There were no significant transfers between Levels 1 and 2 assets as of March 31, 2016 and December 31, 2015. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Level 1	Level 2	Total
March 31, 2016
Cash equivalents:
Money market mutual funds	$9,043	$—	$9,043
U.S. agency obligations	—	14,601	14,601
Marketable securities:
U.S. agency obligations	—	59,046	59,046
U.S. treasury securities	—	26,339	26,339
	$9,043	$99,986	$109,029

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Level 1	Level 2	Total
December 31, 2015
Cash equivalents:
Money market mutual funds	$1,038	$—	$1,038
U.S. agency obligations	—	3,000	3,000
Marketable securities:
U.S. agency obligations	—	80,715	80,715
U.S. treasury securities	—	33,893	33,893
	$1,038	$117,608	$118,646
Gross unrealized gains and losses for cash equivalents and marketable securities as of March 31, 2016 and December 31, 2015 were not material. We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2016 and December 31, 2015.
There were no realized gains or losses during the three months ended March 31, 2016. All of our marketable securities at March 31, 2016 mature within one year. As of December 31, 2015, those securities with maturities greater than one year are reflected in the noncurrent portion of our condensed consolidated balance sheets. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents.
Note 5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Leasehold improvements	$2,145	$2,046
Computer equipment	4,727	4,345
Software	885	885
Capitalization of internal-use software	2,925	2,925
Furniture and equipment	853	853
Total	11,535	11,054
Accumulated depreciation	(4,923)	(4,158)
Property and equipment, net	$6,612	$6,896
Depreciation and amortization expense for the three months ended March 31, 2016 and 2015, was $0.8 million and $0.5 million, respectively. Depreciation and amortization are recorded on a straight-line basis.
Note 6. Related Party Transactions and Variable Interest Entity

In the second quarter of 2015, we announced a strategic alliance with Lyra Health ("Lyra"), to develop and bring to market an integrated behavioral health solution. In connection with this strategic alliance, Castlight made an initial preferred stock investment in Lyra of $3.1 million and our chief executive officer, Dr. Colella, joined the Lyra board. Additionally, we made a subsequent preferred stock investment in Lyra of $1.0 million in August 2015. In March of 2016, we amended the strategic alliance to modify the manner in which we collaborate with Lyra on the solution. In connection with this amendment, Dr. Colella ceased service on the Lyra board of directors. Lyra is considered a related party to us because two of our directors, Dr. Roberts and Mr. Ebersman, serve on the Lyra board of directors and Mr. Ebersman is the Lyra chief executive officer. An independent committee of Castlight's board of directors, comprised of directors without any involvement in any external behavioral health business initiatives, approved the strategic alliance with and investment in Lyra.

We have evaluated all our transactions with Lyra and have determined that Lyra is a variable interest entity (“VIE”) for Castlight. In determining that we are not the VIE's primary beneficiary, we considered qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

controls such activities; the characteristics of our involvement; and the obligation or likelihood for us to provide incremental financial support. Based on our evaluation, we determined we are not required to consolidate the operations of the VIE. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our investment of $4.1 million and we are not obligated to provide incremental financial support to Lyra.

The investment in Lyra is accounted for under the cost method and is included under other assets in our consolidated financial statements. We have not estimated the fair value of our investment because there have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. We assess our investment for impairment on a quarterly basis or based on facts or circumstances that may require us to reassess the fair value of our investment. Based on the facts and circumstances as of March 31, 2016, we concluded that our investment was appropriately valued.
Note 7. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Subscription	$23,133	$18,029
Professional services—implementation	5,187	5,254
Professional services—communications	3,302	3,307
Total current	31,622	26,590
Subscription	600	1,163
Professional services—implementation	5,239	5,367
Professional services—communications	1,063	992
Total noncurrent	6,902	7,522
Total	$38,524	$34,112

Note 8. Commitments and Contingencies
Legal Matters
On April 2, April 16, April 29, and May 4, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders and underwriters associated with our initial public offering (IPO). The lawsuits, which were consolidated on July 22, 2015, were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with our IPO. A consolidated complaint (“Complaint”) was filed on July 23, 2015, alleging claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On September 22, 2015 we filed a demurrer to the Complaint. After briefing and argument, the Court overruled the demurrer as to Plaintiffs’ claims under Sections 11 and 15 and granted with leave to amend, the demurrer to Plaintiff’s claims under Section 12(a)(2). Plaintiffs filed an amended consolidated complaint (“Amended Complaint”) on November 10, 2015. On December 10, 2015, we filed a demurrer to the Section 12(a)(2) claim in the Amended Complaint. On January 28, 2016, the Court again sustained the demurrer to the Section 12(a)(2) claim in the amended Complaint. The Amended Complaint sought unspecified damages and other relief. On March 28, 2016, the parties to the consolidated actions reached a mutually acceptable resolution by way of a mediated cash settlement. The aggregate amount of the settlement under the agreement in principle is $9.5 million. As a result of the settlement the Company recorded a net charge of $2.7 million to general and administrative expense during the first quarter of 2016, which is expected to be paid out by the Company in the second or third quarter of 2016. This amount represents the charge for this matter that was not covered by insurance. While the Company believes it has meritorious defenses to the litigation, the Company is satisfied with this resolution given the risks and expenses associated with further litigation. The settlement is subject to final documentation and

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

court approval. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss.
From time to time, we may become subject to other legal proceedings, claims or litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patents or other intellectual property rights. If an unfavorable outcome were to occur in litigation, the impact could be material to our business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome.

Leases and Contractual Obligations

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
There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.

Note 9. Stockholders’ Equity
Common Stock
As of March 31, 2016, we had 54,517,785 shares of Class A common stock and 42,360,686 shares of Class B common stock outstanding.
Stock Options Activity
A summary of stock option activity for the three months ended March 31, 2016 is as follows (in thousands, except share and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2015	9,561,713	$5.62	$16,694
Stock option grants	3,223,396	$2.99
Stock options exercised	(858,273)	$1.48
Stock options canceled	(2,917,084)	$10.78
Balance at March 31, 2016	9,009,752	$3.41	$10,651
The total grant-date fair value of stock options granted during the three months ended March 31, 2016 and 2015 was $2.5 million and $2.1 million, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Three Months Ended March 31,
	2016	2015
Volatility	45%	53%
Expected life (in years)	6.0	6.2
Risk-free interest rate	1.37	1.38%-1.79%
Dividend yield	—%	—%

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

As of March 31, 2016, we had $18.8 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

The options granted and cancelled in the three months ended March 31, 2016 in the table above include options that were exchanged under the Company’s stock option exchange program. Pursuant to the stock option exchange program, 108 out of 132 eligible employees tendered options covering an aggregate of 2,685,396 shares of our Class A and Class B common stock at a weighted average exercise price of $11.03, in exchange for options to purchase 2,685,396 shares of our Class B common stock at an exercise price of $2.99 per share, the closing sale price reported on the New York Stock Exchange on February 24, 2016. Each new grant began a new vesting period commencing on the date of grant over five years in equal monthly installments. As of February 15, 2016 the incremental expense related to this offer was $1.8 million, which will be recognized over five years.

For more information, refer to our Tender Offer Statement filed with the Securities and Exchange Commission on January 12, 2016, as amended on January 28, 2016 and February 26, 2016.

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended March 31, 2016 is as follows:

	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2015	6,685,118	$7.63
Restricted Stock Units granted (1)	2,613,100	$2.99
Restricted Stock Units vested	(402,106)	$9.09
Restricted Stock Units forfeited/cancelled (2)	(440,193)	$8.42
Balance at March 31, 2016	8,455,919	$6.09
(1) Includes PSUs that were granted in February 2016.
(2) Includes PSUs that were granted in the prior year, which were cancelled because performance targets were not achieved.
As of March 31, 2016, there was a total of $43.3 million in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 3.3 years.
In February 2016, we awarded performance stock units (PSUs) to certain employees. The number of shares that will eventually vest depends on achievement of performance targets for 2016, as determined by the compensation committee of our board of directors, and may range from 0 to 150% of the targeted award amount. Once the performance is determined and a targeted award amount is fixed, the target number of PSUs, if any, will vest in eight quarterly installments, subject to recipients' continued service, beginning on February 16, 2017. The compensation expense associated with the PSUs is recognized using the accelerated method.
Note 10. Income Taxes
The effective tax rate for the three months ended March 31, 2016 and 2015 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. At March 31, 2016, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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
The following table presents the calculation of basic and diluted net loss per share for our common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2016		2015
	Class A	Class B	Class A	Class B
Net loss	$(12,091)	$(9,264)	$(12,562)	$(7,081)
Weighted-average shares used to compute basic and diluted net loss per share	54,518	41,773	58,698	33,088
Basic and diluted net loss per share	$(0.22)	$(0.22)	$(0.21)	$(0.21)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options and restricted stock units	20,172	15,898
Warrants	115	115
Total	20,287	16,013

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 12. Subsequent Events

On May 10, 2016, the Company’s Board of Directors committed to a program to reduce its workforce in order to reduce expenses, align its operations with evolving business needs and improve efficiencies. Under this program, the Company intends to reduce its workforce by fourteen percent. Accordingly, the Company expects to incur charges of approximately $0.8 million in the second quarter of 2016, all of which will be related to severance costs and will result in cash expenditures. The actions associated with this program are expected to be fully completed by December 31, 2016.

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

Overview

Castlight offers a health benefits platform that engages employees to make better health care decisions and enables employers to communicate and measure their benefit programs. We provide a simple, personalized, and powerful way for employees to shop for and manage their health care. At the same time, we enable employers to understand their employees’ needs and guide them to the right care, right providers and right programs at the right time. Our comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data transparent and useful. Our products deliver strong employee engagement and enable employers to integrate disparate benefit programs into a single platform available to employees and their families. Ultimately, we help enable organizations and their employees to improve outcomes, lower health care costs, and increase benefits satisfaction.

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

Signed Annual Recurring Revenue

	As of March 31,
	2016	2015
	(in millions)
Signed Annual Recurring Revenue (ARR)	$111.2	$85.5

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
Our ARR at March 31, 2016 was $111.2 million, compared to $85.5 million at March 31, 2015, representing an increase of approximately 30%. We expect ARR to increase as we sign additional customers and cross-sell to existing customers.

Annual Net Dollar Retention Rate

	Twelve Months Ended December 31,
	2015	2014
Annual Net Dollar Retention Rate (NDR)	116%	103%

Our revenue growth rate and long-term profitability are affected by our ability to add customers, retain and renew existing customers, and expand the number of offerings our new and existing customers use over time. We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance on customer retention by measuring our Annual Net Dollar Retention rate (NDR). Our NDR provides a measurement of our ability to increase revenue across our existing customer base through expansion of our additional products to existing customers, increases in user count for existing customers and customer renewals, as offset by terminations. We observed an annual net dollar retention rate of 116% and 103% for our signed customer base, for the years ended December 31, 2015 and 2014, respectively. We calculate annual net dollar retention rate for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. In calculating NDR, we exclude one time fees. NDR does not include subscriptions by new customers contracted since the end of the most recently completed year. We expect NDR to be more than 100% for the year ended December 31, 2016.

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
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses (including salaries, sales commissions and bonuses, benefits and stock-based compensation), travel-related expenses and marketing programs. Commissions earned by our sales force and broker fees that can be associated specifically with the noncancelable portion of a subscription contract are deferred and amortized over the noncancelable period. Accordingly, commission expense can be materially impacted by changes in the termination provisions of customer contracts that we execute in a given period compared with previous periods.

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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(percentages of revenue)
Revenue:
Subscription	93%	93%
Professional services	7%	7%
Total revenue	100%	100%
Cost of revenue:
Cost of subscription	18%	16%
Cost of professional services	23%	29%
Total cost of revenue	41%	45%
Gross margin percentage	59%	55%
Operating expenses:
Sales and marketing	72%	103%
Research and development	44%	42%
General and administrative	38%	34%
Total operating expenses	154%	179%
Operating loss	(95)%	(124)%
Other income, net	—%	1%
Net loss	(95)%	(123)%
Revenue

	Three Months Ended March 31,
	2016	2015	% Change	$ Change
	(dollars in thousands)
Revenue:
Subscription	$21,037	$14,906	41%	$6,131
Professional services	1,680	1,045	61%	635
Total revenue	$22,717	$15,951	42%	$6,766
The overall increase in both subscription and professional services revenue for the three months ended March 31, 2016, was primarily attributable to an increase in our total number of launched customers. Additionally, professional services revenue had one time fees occur in the three months ended March 31, 2016, that contributed to the increase. Revenue from customers launched in the trailing twelve months ended March 31, 2016 accounted for a $5.0 million increase in total revenue quarter over quarter. Our launched customer base grew more than 20% year over year.

Costs and Operating Expenses

	Three Months Ended March 31,
	2016	2015	% Change	$ Change
	(dollars in thousands)
Cost of revenue:
Subscription	4,136	2,519	64%	$1,617
Professional services	5,113	4,653	10%	460
Total cost of revenue	$9,249	$7,172	29%	$2,077
Gross margin (loss) percentage
Subscription	80.3%	83.1%
Professional services	(204)%	(345)%
Total gross margin percentage	59.3%	55.0%
Gross profit	$13,468	$8,779	53%	$4,689
Cost of subscription revenue increased $1.6 million or 64%, primarily due to a $0.6 million increase in employee-related expenses as we continued to hire talent to support our growing customer base and a $0.2 million increase in amortization expense of internally developed software related to our newest products. Overhead expenses allocated into cost of subscription revenue accounted for $0.1 million of the increase, primarily related to an increase in headcount and rent expense attributable to new office spaces leased in the prior year.

Cost of professional services revenue increased $0.5 million or 10%, primarily due to a $0.9 million increase in employee-related expenses as we invested in people, resources and technology to enable more efficient implementations of our existing products and to further expand our ability to work with additional data sources associated with our newest products. In addition, overhead expenses allocated into cost of professional services revenue accounted for $0.2 million of the increase, primarily related to an increase in headcount and rent expense attributable to new office spaces leased in the prior year. This increase was offset by a $0.4 million decrease in third party service fees as we gained efficiencies in use of resources and focused our efforts on the implementation of our cross-sell products.
Gross margin for the three months ended March 31, 2016 improved primarily due to revenue growth of 42% compared to a 29% growth in associated costs. We expect to continue to see favorable overall gross margin trends as we continue to grow the number of launched customers in relation to customers in the implementation phase.

Sales and Marketing

	Three Months Ended March 31,
	2016	2015	% Change	$ Change
	(dollars in thousands)
Sales and marketing	$16,282	$16,463	(1)%	$(181)

Sales and marketing remained flat for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This is primarily because we leveraged the sales and marketing investments made in the prior year.

Research and Development

	Three Months Ended March 31,
	2016	2015	% Change	$ Change
	(dollars in thousands)
Research and development	$10,085	$6,594	53%	$3,491

Research and development expense increased $3.5 million or 53%, primarily attributable to a $2.7 million increase in employee-related expenses as we continued to hire engineering talent to drive innovation and a $0.4 million increase in expenses related to the use of sub-contractors to assist in our development efforts, such as our monthly releases of new features and functionality on existing products. In addition, overhead expenses allocated into research and development accounted for $0.4 million of the increase, primarily related to an increase in headcount and rent expense attributable to new office spaces leased in the prior year.

General and Administrative

	Three Months Ended March 31,
	2016	2015	% Change	$ Change
	(dollars in thousands)
General and administrative	$8,545	$5,463	56%	$3,082

General and administrative expense increased $3.1 million or 56%, primarily attributable to a $0.9 million increase in employee-related expenses driven by an increase in headcount, a $0.3 million increase in facilities and IT-related expenses, and a $0.4 million increase in recruiting, accounting, legal and other professional services to support the growth of our business. Also contributing to the increase was a net charge of $2.7 million recorded in the first quarter of 2016 related to the settlement of a class action lawsuit. Refer to Note 8 of our Condensed Consolidated Financial Statements for further discussion. This increase was offset by $0.8 million in overhead expenses allocated out of general and administrative, primarily related to an increase in headcount and rent expense attributable to new office spaces leased in the prior year.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(13,990)	$(13,189)
Net cash provided by investing activities	28,685	21,259
Net cash provided by financing activities	1,266	1,546
Net increase in cash and cash equivalents	$15,961	$9,616
As of March 31, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $120.5 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, payments from our customers. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based products. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may in the future enter into these types of arrangements. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
Cash used in operating activities for the three months ended March 31, 2016 and 2015 was $14.0 million and $13.2 million, respectively. The increase in cash used is primarily as a result of an increase in net loss from $19.6 million for the three months ended March 31, 2015 to $21.4 million for the three months ended March 31, 2016. The net loss in the first quarter of 2016 of $21.4 million was adjusted for $7.6 million in non-cash expenses that included stock-based compensation of $5.5 million, and amortization of deferred commissions of $1.2 million. Working capital uses of cash included a decrease in accrued expenses of $3.7 million, primarily as a result of payout of annual bonuses to our employees and a decrease in accounts receivable of $1.3 million, as a result of timing of billings and collections. Accrued expenses also included a $2.7 million settlement charge for a class action lawsuit, recorded in the first quarter of 2016. Additionally, deferred revenue increased by $4.4 million, primarily as a result of an approximately 40% increase in the amount billed year over year as a result of an increase in launched customers.
Investing Activities
Cash provided by investing activities for the three months ended March 31, 2016 and 2015 was $28.7 million and $21.3 million, respectively. The increase in cash provided, was primarily the result of the timing of purchases, sales and maturities of marketable securities, the net result of which was $29.2 million, and $22.1 million, for the three months ended March 31, 2016, and 2015, respectively. This increase was partially offset by $0.5 million in purchases of property, plant and equipment, which includes leasehold improvements for our new facilities.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2016 and 2015 was $1.3 million and $1.5 million, respectively. This flat trend was primarily related to cash proceeds from issuance of stock under our equity incentive plans being similar to cash proceeds received in the prior year quarter.
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
There were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.
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
Critical Accounting Policies and Estimates

During the three months ended March 31, 2016, there were no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $120.5 million at March 31, 2016 and $133.8 million as of December 31, 2015. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $0.3 million market value reduction in our investment portfolio as of March 31, 2016. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.2 million as of March 31, 2016. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
On April 2, April 16, April 29, and May 4, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders and underwriters associated with our initial public offering (IPO). The lawsuits, which were consolidated on July 22, 2015, were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with our IPO. A consolidated complaint (“Complaint”) was filed on July 23, 2015, alleging claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On September 22, 2015 we filed a demurrer to the Complaint. After briefing and argument, the Court overruled the demurrer as to Plaintiffs’ claims under Sections 11 and 15 and granted with leave to amend, the demurrer to Plaintiff’s claims under Section 12(a)(2). Plaintiffs filed an amended consolidated complaint (“Amended Complaint”) on November 10, 2015. On December 10, 2015, we filed a demurrer to the Section 12(a)(2) claim in the Amended Complaint. On January 28, 2016, the Court again sustained the demurrer to the Section 12(a)(2) claim in the amended Complaint. The Amended Complaint sought unspecified damages and other relief. On March 28, 2016, the parties to the consolidated actions reached a mutually acceptable resolution by way of a mediated cash settlement. The aggregate amount of the settlement under the agreement in principle is $9.5 million. As a result of the settlement the Company recorded a net charge of $2.7 million to general and administrative expense during the first quarter of 2016, which is expected to be paid out by the Company in the second or third quarter of 2016. This amount represents the charge for this matter that was not covered by insurance. While the Company believes it has meritorious defenses to the litigation, the Company is satisfied with this resolution given the risks and expenses associated with further litigation. The settlement is subject to final documentation and court approval. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss.
From time to time, we may become subject to other legal proceedings, claims or litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patents or other intellectual property rights. If an unfavorable outcome were to occur in litigation, the impact could be material to our business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome.

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
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $79.9 million, $85.9 million and $62.2 million, during the years ended December 31, 2015, 2014 and 2013, respectively and $21.4 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $318.5 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, if at all.
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
We have experienced rapid growth in recent periods, which puts strain on our business, operations and employees. For example, our revenue has increased from $16.0 million for the three months ended March 31, 2015 to $22.7 million for the three months ended March 31, 2016. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters are located in the San Francisco Bay Area.
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
The terms of the arrangements under which we have access to data managed by health plans and other third parties vary, which can impact the offering we are able to deliver. Many of our arrangements with health plans and third parties have terms that limit our access to and permitted uses of claims or pricing data to the data associated with our mutual customers. Also, some agreements, processes, or arrangements may be terminated if the underlying customer contracts do not continue, or may otherwise be subject to termination or non-renewal in whole or in part.
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
However, we have a limited operating history and do not yet have enough experience with customer renewals to predict our customer renewal rate. We may experience significantly more difficulty than we anticipate in renewing existing customer agreements or in renewing them upon favorable terms. Factors that may affect the renewal rate for our offering, terms of those renewals and our ability to sell additional products and services include:

•	the price, performance and functionality of our offering;

•	our customers' user counts and benefit design features;

•	the availability, price, performance and functionality of competing or alternative solutions;

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
We also send SMS text messages to potential end users who are eligible to use our service through certain customers and partners. While we get consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs. Many of those suits have resulted in multi-million dollar settlements to the plaintiffs.
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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the three months ended March 31, 2016 and 2015, our net cash used in operating activities was $14.0 million and $13.2 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, during the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.
Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we will discover additional problems that prevent our proprietary products from operating properly. In addition to our core Castlight platform, we are currently implementing software with respect to a number of new products and services, including our Castlight Pharmacy, Castlight Dental, Castlight Action, Castlight Elevate, Castlight Protect and Castlight Rewards. If our offering does not function reliably or fails to achieve customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients which would adversely affect our operating results.
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
We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, in April and May, 2015, a series of purported securities class action lawsuits was filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders, and underwriters associated with our IPO. These lawsuits were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with our IPO. The lawsuits, which were consolidated on July 22, 2015, seek unspecified damages. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. On March 28, 2016, the parties to the consolidated actions reached a mutually acceptable resolution by way of a mediated cash settlement. The aggregate amount of the settlement under the agreement in principle is $9.5 million. As a result of the settlement the Company recorded a net charge of $2.7 million to general and administrative expense during the first quarter of 2016, which is expected to be paid out by the Company in the second or third quarter of 2016. This amount represents the charge for this matter that was not covered by insurance. While the Company believes it has meritorious defenses to the litigation, the Company is satisfied with this resolution given the risks and expenses associated with further litigation. The settlement is subject to final documentation and court approval. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. Regardless of the final outcome, this or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.
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

Because of our dual class common stock structure, the holders of our Class A common stock, who consist of our founders, directors, executives, employees, will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As of March 31, 2016, our executive officers and directors and their affiliates own 36.1% of our outstanding Class A common stock and Class B Common Stock, combined. However, because of our dual class common stock structure our executive officers and directors and their affiliates have 57.3% of the total votes in each of the matters identified in the list above. This concentrated control by our Class A common stockholders will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that a stockholder may feel are in its best interests.
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

•
in certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. The holders of our Class A common stock own 56.3% and the holders of our Class B common stock own 43.7% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 92.8% and holders of our Class B common stock have 7.2% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A common stock and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have 56.3% and holders of our Class B common stock have 43.7% of the total votes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
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

CASTLIGHT HEALTH, INC.
Date: May 10, 2016	By:	/s/ John C. Doyle
John C. Doyle
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

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