Form 10-Q
period 2016-06-30
CASTLIGHT HEALTH, INC.
filed 2016-08-08
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______ to ______

Commission File Number: 001-36330
CASTLIGHT HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-1989091 (I.R.S. Employer Identification Number)

150 Spear Street, Suite 400
San Francisco, CA 94105
(Address of principal executive offices)

(415) 829-1400
(Registrant’s telephone number, including area code)

Two Rincon Center
121 Spear Street, Suite 300
San Francisco, CA 94105
(Former name or former address, if changed since last report)

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

As of August 4, 2016, there were 54,398,980 shares of the Registrant’s Class A common stock outstanding and 48,300,276 shares of the Registrant’s Class B common stock outstanding.

______________________________________

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,651	$19,150
Marketable securities	85,042	101,274
Accounts receivable, net	12,491	12,751
Deferred commissions	6,072	5,438
Prepaid expenses and other current assets	5,140	3,772
Total current assets	149,396	142,385
Property and equipment, net	6,476	6,896
Marketable securities, noncurrent	—	13,335
Restricted cash, noncurrent	1,000	1,000
Deferred commissions, noncurrent	5,098	4,923
Other assets	4,692	4,735
Total assets	$166,662	$173,274
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,197	$3,384
Accrued expenses and other current liabilities	7,892	4,550
Accrued compensation	7,969	11,477
Deferred revenue	29,200	26,590
Total current liabilities	48,258	46,001
Deferred revenue, noncurrent	6,497	7,522
Other liabilities, noncurrent	1,689	1,397
Total liabilities	56,444	54,920
Commitments and contingencies
Stockholders’ equity:
Class A and Class B common stock	10	10
Additional paid-in capital	445,297	415,519
Accumulated other comprehensive income (loss)	54	(79)
Accumulated deficit	(335,143)	(297,096)
Total stockholders’ equity	110,218	118,354
Total liabilities and stockholders’ equity	$166,662	$173,274
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Subscription	$21,955	$17,278	$42,992	$32,184
Professional services	1,630	1,232	3,310	2,277
Total revenue	23,585	18,510	46,302	34,461
Cost of revenue:
Cost of subscription (1)	4,094	2,932	8,230	5,451
Cost of professional services (1)	4,850	5,322	9,963	9,975
Total cost of revenue	8,944	8,254	18,193	15,426
Gross profit	14,641	10,256	28,109	19,035
Operating expenses:
Sales and marketing (1)	15,452	17,641	31,734	34,104
Research and development (1)	9,961	7,391	20,046	13,985
General and administrative (1)	6,019	6,517	14,564	11,980
Total operating expenses	31,432	31,549	66,344	60,069
Operating loss	(16,791)	(21,293)	(38,235)	(41,034)
Other income, net	99	81	188	179
Net loss	$(16,692)	$(21,212)	$(38,047)	$(40,855)
Net loss per Class A and B share, basic and diluted	$(0.17)	$(0.23)	$(0.39)	$(0.44)
Weighted-average shares used to compute basic and diluted net loss per Class A and B share	99,728	93,804	98,009	92,801
_______________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue:
Cost of subscription	$120	$67	$228	$100
Cost of professional services	535	450	1,012	875
Sales and marketing	2,219	2,074	4,454	3,825
Research and development	1,264	730	2,669	1,363
General and administrative	971	896	2,240	1,923

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(16,692)	$(21,212)	$(38,047)	$(40,855)
Other comprehensive income:
Net change in unrealized gain on available-for-sale marketable securities	30	8	133	50
Reclassification adjustments for net realized gains on available-for-sale marketable securities	—	—	—	—
Other comprehensive income	30	8	133	50
Comprehensive loss	$(16,662)	$(21,204)	$(37,914)	$(40,805)
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(38,047)	$(40,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,585	910
Stock-based compensation	10,603	8,086
Amortization of deferred commissions	2,115	1,659
Accretion and amortization of marketable securities	305	827
Changes in operating assets and liabilities:
Accounts receivable	260	49
Deferred commissions	(2,924)	(1,751)
Prepaid expenses and other assets	(813)	(1,818)
Accounts payable	(110)	1,258
Accrued expenses and other liabilities	(463)	(3,169)
Deferred revenue	1,585	4,403
Net cash used in operating activities	(25,904)	(30,401)
Investing activities:
Restricted cash	—	(1,000)
Investment in related party	—	(3,125)
Purchase of property and equipment	(1,242)	(1,693)
Purchase of marketable securities	(61,192)	(18,958)
Sales of marketable securities	—	5,000
Maturities of marketable securities	90,587	61,553
Net cash provided by investing activities	28,153	41,777
Financing activities:
Proceeds from the exercise of stock options	1,940	2,826
Proceeds from issuance of common stock and warrants	17,358	—
Payments of issuance costs	(46)	(94)
Net cash provided by financing activities	19,252	2,732

Net increase in cash and cash equivalents	21,501	14,108
Cash and cash equivalents at beginning of period	19,150	17,425
Cash and cash equivalents at end of period	$40,651	$31,533

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Description of Business
Description of Business
Castlight Health Inc. (the "Company") offers a health benefits platform that engages employees to make better health care decisions and enables employers to communicate and measure their benefit programs. The Company provides a simple, personalized, and powerful way for employees to shop for and manage their health care. At the same time, the Company enables employers to understand their employees’ needs and guide them to the right care, right providers and right programs at the right time. The Company's comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data transparent and useful. The Company was incorporated in the State of Delaware in January 2008. The Company's principal executive offices are located in San Francisco, California.

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
The condensed consolidated balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to the Company's significant accounting policies described in the Company's Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for the Company's products and services, certain assumptions used in the valuation of the Company's equity awards, annual bonus attainment and the capitalization and estimated useful life of internal-use software development costs. Actual results could differ from those estimates, and such differences could be material to the Company's consolidated financial position and results of operations.
Recently Issued and Adopted Accounting Pronouncements

Credit Losses

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” The guidance changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. This guidance will be effective for the Company beginning January 1, 2020 and earlier adoption is permitted beginning 2019. The Company is evaluating the accounting, transition and disclosure requirements of the

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

standard and cannot currently estimate the financial statement impact of adoption. At this point in time, the Company does not intend to adopt the standard early.
Stock-based Compensation
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” The guidance will change how companies account for certain aspects of share-based payments to employees. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted in any interim or annual period. Accordingly, the standard is effective for the Company beginning January 1, 2017, and the Company is currently evaluating the impact that the standard will have on the Company's consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases." The guidance will require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance will be effective for the Company beginning January 1, 2019. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption. At this point in time, the Company does not intend to adopt the standard early.

Financial Instruments

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments.” The guidance provides a new measurement alternative for equity investments that don’t have readily determinable fair values and don’t qualify for the net asset value practical expedient. Under this alternative, these investments can be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment if the same issuer. This guidance will be effective for the Company beginning January 1, 2018 and earlier adoption is not permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption at this point in time.

Cloud Computing Arrangements

In April 2015, the FASB issued ASU 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. The Company adopted this guidance on January 1, 2016 and it does not impact the Company's financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The guidance provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of the standard for all entities by one year. The standard will become effective for the annual reporting period (including interim reporting periods) beginning after December 15, 2017, and early adoption is permitted as of annual reporting periods (including interim periods) beginning after December 15, 2016. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption. At this point in time, the Company does not intend to adopt the standard early.

Note 3. Marketable Securities

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

All of the Company's cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income, a component of shareholders’ equity.

At June 30, 2016 and December 31, 2015, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2016
U.S. agency obligations	$52,670	$30	$(1)	$52,699
U.S. treasury securities	32,318	26	(1)	32,343
Money market mutual funds	23,560	—	—	23,560
	108,548	56	(2)	108,602
Included in cash and cash equivalents	23,560	—	—	23,560
Included in marketable securities	$84,988	$56	$(2)	$85,042

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015
U.S. agency obligations	$83,763	$—	$(48)	$83,715
U.S. treasury securities	33,924	—	(31)	33,893
Money market mutual funds	1,038	—	—	1,038
	118,725	—	(79)	118,646
Included in cash and cash equivalents	4,038	—	(1)	4,037
Included in marketable securities	$101,334	$—	$(60)	$101,274
Included in marketable securities, noncurrent	$13,353	$—	$(18)	$13,335
Note 4. Fair Value Measurements
The Company measures its financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2—Include other inputs that are directly or indirectly observable in the marketplace.
Level 3—Unobservable inputs that are supported by little or no market activity.
The fair value of marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from a third-party pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established third party pricing vendors and broker-dealers. There have been no changes in valuation techniques in the periods presented. The Company has no financial assets or liabilities measured using Level 3 inputs. There were no significant transfers between Levels 1 and 2 assets as of June 30, 2016 and December 31, 2015. The following tables present information about the Company's assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Level 1	Level 2	Total
June 30, 2016
Cash equivalents:
Money market mutual funds	$23,560	$—	$23,560
Marketable securities:
U.S. agency obligations	—	52,699	52,699
U.S. treasury securities	—	32,343	32,343
	$23,560	$85,042	$108,602

	Level 1	Level 2	Total
December 31, 2015
Cash equivalents:
Money market mutual funds	$1,038	$—	$1,038
U.S. agency obligations	—	3,000	3,000
Marketable securities:
U.S. agency obligations	—	80,715	80,715
U.S. treasury securities	—	33,893	33,893
	$1,038	$117,608	$118,646
Gross unrealized gains and losses for cash equivalents and marketable securities as of June 30, 2016 and December 31, 2015 were not material. The Company does not believe the unrealized losses represent other-than-temporary impairments based on the Company's evaluation of available evidence as of June 30, 2016 and December 31, 2015.
There were no realized gains or losses during the six months ended June 30, 2016. All of the Company's marketable securities at June 30, 2016 mature within one year. As of December 31, 2015, those securities with maturities greater than one year are reflected in the noncurrent portion of the Company's condensed consolidated balance sheets. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents.
Note 5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
Leasehold improvements	$2,145	$2,046
Computer equipment	5,110	4,345
Software	1,136	885
Capitalization of internal-use software	2,925	2,925
Furniture and equipment	853	853
Total	12,169	11,054
Accumulated depreciation	(5,693)	(4,158)
Property and equipment, net	$6,476	$6,896
Depreciation and amortization expense for the three months ended June 30, 2016 and 2015, was $0.8 million and $0.5 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2016 and 2015, was $1.6 million and $0.9 million, respectively. Depreciation and amortization are recorded on a straight-line basis.
Note 6. Related Party Transactions and Variable Interest Entity

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

In the second quarter of 2015, the Company announced a strategic alliance with Lyra Health ("Lyra"), to develop and bring to market an integrated behavioral health solution. In connection with this strategic alliance, the Company made an initial preferred stock investment in Lyra of $3.1 million and its chief executive officer, Dr. Colella, joined the Lyra board. Additionally, the Company made a subsequent preferred stock investment in Lyra of $1.0 million in August 2015. In March of 2016, the Company amended the strategic alliance to modify the manner in which the Company collaborates with Lyra on the solution. In connection with this amendment, Dr. Colella ceased service on the Lyra board of directors. Lyra is considered a related party to the Company because two of the Company's directors, Dr. Roberts and Mr. Ebersman, serve on the Lyra board of directors and Mr. Ebersman is the Lyra chief executive officer. An independent committee of the Company's board of directors, comprised of directors without any involvement in any external behavioral health business initiatives, approved the strategic alliance with and investment in Lyra.

The Company has evaluated all its transactions with Lyra and has determined that Lyra is a variable interest entity (“VIE”) for the Company. In determining that the Company is not the VIE's primary beneficiary, the Company considered qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the characteristics of the Company's involvement; and the obligation or likelihood for the Company to provide incremental financial support. Based on the Company's evaluation, the Company determined it is not required to consolidate the operations of the VIE. The Company's maximum exposure to loss as a result of its involvement with this unconsolidated VIE is limited to its investment of $4.1 million and it is not obligated to provide incremental financial support to Lyra.

The investment in Lyra is accounted for under the cost method and is included under other assets in the Company's consolidated financial statements. The Company has not estimated the fair value of its investment because there have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company assesses its investment for impairment on a quarterly basis or based on facts or circumstances that may require it to reassess the fair value of its investment. Based on the facts and circumstances as of June 30, 2016, the Company concluded that its investment was appropriately valued.
Note 7. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
Subscription	$20,787	$18,029
Professional services—implementation	5,109	5,254
Professional services—communications	3,304	3,307
Total current	29,200	26,590
Subscription	334	1,163
Professional services—implementation	4,939	5,367
Professional services—communications	1,224	992
Total noncurrent	6,497	7,522
Total	$35,697	$34,112

Note 8. Commitments and Contingencies
Legal Matters
On April 2, April 16, April 29, and May 4, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of its current and former directors, executive officers, significant stockholders and underwriters associated with its initial public offering (IPO). The lawsuits, which were consolidated on July 22, 2015, were brought by purported stockholders of the Company seeking to represent a class consisting of all those who purchased the Company's stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with its IPO. A consolidated complaint (“Complaint”) was filed on July 23, 2015, alleging claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On September 22, 2015 the Company filed a demurrer to the Complaint. After briefing and argument, the Court overruled the demurrer as to Plaintiffs’ claims under Sections 11 and 15 and

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

granted with leave to amend, the demurrer to Plaintiff’s claims under Section 12(a)(2). Plaintiffs filed an amended consolidated complaint (“Amended Complaint”) on November 10, 2015. On December 10, 2015, the Company filed a demurrer to the Section 12(a)(2) claim in the Amended Complaint. On January 28, 2016, the Court again sustained the demurrer to the Section 12(a)(2) claim in the amended Complaint. The Amended Complaint sought unspecified damages and other relief. On March 28, 2016, the parties to the consolidated actions reached a mutually acceptable resolution by way of a mediated cash settlement. The aggregate amount of the settlement under the agreement in principle is $9.5 million. The Court granted preliminary approval of the settlement on July 13, 2016 and has set a final approval hearing for October 28, 2016, and therefore the settlement is subject to final documentation and court approval. As a result of the settlement the Company recorded a net charge of $2.9 million to general and administrative expense in 2016. This amount represents the portion of settlement that was not covered by insurance and legal fees incurred in 2016 regarding this matter. Funds representing the Company's portion of the settlement amount were moved to escrow in the third quarter of 2016 and the Company expects them to be paid in the fourth quarter of 2016. While the Company believes it has meritorious defenses to the litigation, the Company is satisfied with this resolution given the risks and expenses associated with further litigation. The Company accrues for loss contingencies when it is both probable that it will incur the loss and when it can reasonably estimate the amount of the loss or range of loss.
From time to time, the Company may become subject to other legal proceedings, claims or litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patents or other intellectual property rights. If an unfavorable outcome were to occur in litigation, the impact could be material to the Company's business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome.

Leases and Contractual Obligations

The Company's principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity. The Company's existing lease agreements provide it with the option to renew and generally provide for rental payments on a graduated basis. The Company's future operating lease obligations would change if it entered into additional operating lease agreements as the Company expands its operations and if it exercised these options.
There were no other material changes in the Company's contractual obligations from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company's Annual Report on Form 10-K for a description of its contractual obligations.

Note 9. Stock Compensation
Stock Options Activity
A summary of stock option activity for the six months ended June 30, 2016 is as follows (in thousands, except share and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2015	9,561,713	$5.62	$16,694
Stock option grants	3,223,396	$2.99
Stock options exercised	(1,422,730)	$1.36
Stock options canceled	(3,347,321)	$9.94
Balance at June 30, 2016	8,015,058	$3.52	$13,749
The total grant-date fair value of stock options granted during the six months ended June 30, 2016 and 2015 was $2.5 million and $2.3 million, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Volatility	45%	53%
Expected life (in years)	6.02	6.17
Risk-free interest rate	1.37%	1.38%-1.91%
Dividend yield	—%	—%
As of June 30, 2016, the Company had $14.9 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

The options granted and canceled in the six months ended June 30, 2016 in the table above include options that were exchanged under the Company’s stock option exchange program. Pursuant to the stock option exchange program, 108 out of 132 eligible employees tendered options covering an aggregate of 2,685,396 shares of the Company's Class A and Class B common stock at a weighted average exercise price of $11.03, in exchange for options to purchase 2,685,396 shares of its Class B common stock at an exercise price of $2.99 per share, the closing sale price reported on the New York Stock Exchange on February 24, 2016. Each new grant began a new vesting period commencing on the date of grant over five years in equal monthly installments. As of February 15, 2016 the incremental expense related to this offer was $1.8 million, which will be recognized over five years.

For more information, refer to the Company's Tender Offer Statement filed with the Securities and Exchange Commission on January 12, 2016, as amended on January 28, 2016 and February 26, 2016.
Restricted Stock Units

A summary of restricted stock unit activity for the six months ended June 30, 2016 is as follows:

	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2015	6,685,118	$7.63
Restricted Stock Units granted (1)	4,187,075	$3.15
Restricted Stock Units vested	(858,150)	$9.03
Restricted Stock Units forfeited/canceled (2)	(1,290,419)	$7.28
Balance at June 30, 2016	8,723,624	$5.40
(1) Includes PSUs that were granted in February 2016.
(2) Includes PSUs that were granted in the prior year, which were canceled because performance targets were not achieved.
As of June 30, 2016, there was a total of $40.0 million in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 3.0 years.
In February 2016, the Company awarded performance stock units (PSUs) to certain employees. The number of shares that will eventually vest depends on achievement of performance targets for 2016, as determined by the compensation committee of the Company's board of directors, and may range from 0 to 150% of the targeted award amount. Once the performance is determined and a targeted award amount is fixed, the target number of PSUs, if any, will vest in eight quarterly installments, subject to recipients' continued service, beginning on February 16, 2017. The compensation expense associated with the PSUs is recognized using the accelerated method. No expense has been recorded through June 30, 2016 as the Company determined the achievement of the performance targets was not probable.

Note 10. Stockholders’ Equity
Common Stock

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

As of June 30, 2016, the Company had 54,398,980 shares of Class A common stock and 48,262,650 shares of Class B common stock outstanding.
Transactions with SAP Technologies, Inc.

In May 2016, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with SAP Technologies, Inc. (“SAP”) pursuant to which it sold and issued to SAP 4.7 million shares (“Shares”) of its Class B Common Stock and a warrant (“Warrant”) to purchase up to 1.9 million shares of its Class B Common Stock. The net proceeds from this transaction were $17.8 million and will be used for working capital and other general corporate purposes.
The exercise price of the Warrant is $4.91 per share and will expire four years from the date the Company enters into agreements with SAP related to both SAP’s Connected Health platform and also related to SAP’s distribution of the Company's solutions (the “Alliance Agreements”). The Alliance Agreements will be focused on a strategic, multi-pronged business relationship aimed at delivering integrated healthcare technologies that can help lower healthcare costs, improve outcomes and increase benefits satisfaction for customers. If the Company does not enter into the Alliance Agreements with SAP by May 17, 2017, then the Warrant will become void.
The Shares and Warrant are considered freestanding instruments from each other and are classified within stockholders’ equity. The Company preliminarily allocated the net proceeds to the Shares and Warrant and also to a customer prepayment liability classified within accrued expenses and other current liabilities that represents the future benefits of the Alliance Agreements. Additional accounting for the Warrants and the customer prepayment liability is dependent on if and when the Alliance Agreements are executed.
Note 11. Income Taxes
The effective tax rate for the three and six months ended June 30, 2016 and 2015 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. At June 30, 2016, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.
Note 12. Net Loss per Share
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
The following table presents the calculation of basic and diluted net loss per share for the Company's common stock (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(9,120)	$(7,572)	$(13,086)	$(8,126)	$(21,158)	$(16,889)	$(25,658)	$(15,197)
Weighted-average shares used to compute basic and diluted net loss per share	54,489	45,239	57,870	35,934	54,503	43,506	58,282	34,519
Basic and diluted net loss per share	$(0.17)	$(0.17)	$(0.23)	$(0.23)	$(0.39)	$(0.39)	$(0.44)	$(0.44)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options and restricted stock units	19,114	16,410	19,114	16,410
Warrants*	2,020	115	2,020	115
Total	21,134	16,525	21,134	16,525
*includes 1.9 million warrants issued to SAP that are exercisable upon execution of the Alliance Agreements.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 13. Reduction in Workforce

On May 10, 2016, the Company’s Board of Directors committed to a program to reduce the Company's workforce in order to reduce expenses, align its operations with evolving business needs and improve efficiencies. Under this program, the Company undertook a program to reduce its workforce by approximately fourteen percent. Accordingly the Company expects to incur charges of $0.8 million in 2016. For the three and six months ended June 30, 2016, the Company recorded a $0.7 million charge, all of which was related to severance costs. As of June 30, 2016, $0.2 million of the total has been paid out and the remaining balance of $0.6 million is expected to be to be fully paid by December 31, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” "intend,"“estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the section titled “Risk Factors” set forth in Part II, Item 1A in this Quarterly Report on Form 10-Q. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Overview

Castlight offers a health benefits platform that engages employees to make better health care decisions and enables employers to communicate and measure their benefit programs. We provide a simple, personalized, and powerful way for employees to shop for and manage their health care. At the same time, we enable employers to understand their employees’ needs and guide them to the right care, right providers and right programs at the right time. Our comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data transparent and useful. Our products are designed to deliver strong employee engagement and can be used to enable employers to integrate disparate benefit programs into a single platform available to employees and their families. Ultimately, we help enable organizations and their employees to improve outcomes, lower health care costs, and increase benefits satisfaction.

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

Seasonality. A significantly higher proportion of our customers enter into new subscription agreements with us in the third and fourth quarters of the year, compared to the first and second quarters. The impact from this seasonality is not immediately apparent in our revenue because we do not begin recognizing revenue from new customer agreements until we have implemented our offering, based on the implementation timelines discussed above.

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

Signed Annual Recurring Revenue

	As of June 30,
	2016	2015
	(in millions)
Signed Annual Recurring Revenue (ARR)	$117.8	$93.4

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
Our ARR at June 30, 2016 was $117.8 million, compared to $93.4 million at June 30, 2015, representing an increase of approximately 26%. We expect ARR to increase as we sign additional customers and cross-sell to existing customers.

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
Cost of professional services revenue consists primarily of employee-related expenses (including salaries, benefits and stock-based compensation) associated with these services, the cost of subcontractors and travel costs and allocated overhead. The time and costs of our customer implementations vary based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer.
Our cost of revenue is expensed as we incur the costs. However, the related revenue is deferred until our products are ready for use by the customer and then recognized as revenue ratably over the related contract term. Therefore, we expense the cost incurred to provide our products and services prior to the recognition of the corresponding revenue.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses.
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses (including salaries, sales commissions and bonuses, benefits and stock-based compensation), travel-related expenses, marketing programs and allocated overhead. Commissions earned by our sales force and broker fees that can be associated specifically with the noncancelable portion of a subscription contract are deferred and amortized over the noncancelable period. Accordingly, commission expense can be materially impacted by changes in the termination provisions of customer contracts that we execute in a given period compared with previous periods.

Research and Development. Research and development expenses consist primarily of employee-related expenses (including salaries, bonuses, benefits and stock-based compensation), costs associated with subcontractors and allocated overhead.

General and Administrative. General and administrative expenses consist primarily of employee-related expenses (including salaries and bonuses, benefits and stock-based compensation) for finance and accounting, legal, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead.
Overhead Allocation. Expenses associated with our facilities and IT costs are allocated between cost of revenues and operating expenses based on employee headcount determined by the nature of work performed.
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(percentages of revenue)
Revenue:
Subscription	93%	93%	93%	93%
Professional services	7%	7%	7%	7%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	17%	16%	18%	16%
Cost of professional services	21%	29%	21%	29%
Total cost of revenue	38%	45%	39%	45%
Gross margin percentage	62%	55%	61%	55%
Operating expenses:
Sales and marketing	66%	95%	69%	99%
Research and development	42%	40%	43%	40%
General and administrative	26%	35%	31%	35%
Total operating expenses	134%	170%	143%	174%
Operating loss	(72)%	(115)%	(82)%	(119)%
Other income, net	—%	—%	—%	—%
Net loss	(72)%	(115)%	(82)%	(119)%
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	% Change	$ Change	2016	2015	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
Revenue:
Subscription	$21,955	$17,278	27%	$4,677	$42,992	$32,184	34%	$10,808
Professional services	1,630	1,232	32%	398	3,310	2,277	45%	1,033
Total revenue	$23,585	$18,510	27%	$5,075	$46,302	$34,461	34%	$11,841

Total revenue for the three months ended June 30, 2016 increased $5.1 million or 27%, attributable to new customer launches that occurred in the trailing twelve months ended June 30, 2016 which contributed $3.1 million of the increase in total revenue year over year, and existing customer launches of cross-sell products which contributed $2.0 million of the increase. Our launched customer base grew more than 10% year over year.
Total revenue for the six months ended June 30, 2016 increased $11.8 million or 34%, attributable to new customer launches that occurred in the trailing twelve months ended June 30, 2016 which contributed $5.5 million of the increase in total revenue year over year, and existing customer launches of cross-sell products which contributed $6.3 million of the increase. Our launched customer base grew more than 10% year over year.

Costs and Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	% Change	$ Change	2016	2015	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	4,094	2,932	40%	$1,162	8,230	5,451	51%	$2,779
Professional services	4,850	5,322	(9)%	$(472)	9,963	9,975	—%	(12)
Total cost of revenue	$8,944	$8,254	8%	$690	$18,193	$15,426	18%	$2,767
Gross margin (loss) percentage
Subscription	81.4%	83.0%			80.9%	83.1%
Professional services	(198)%	(332)%			(201)%	(338)%
Total gross margin percentage	62.1%	55.4%			60.7%	55.2%
Gross profit	$14,641	$10,256	43%	$4,385	$28,109	$19,035	48%	$9,074
Cost of subscription revenue for the three months ended June 30, 2016 increased $1.2 million or 40%, primarily due to a $0.4 million increase in employee-related expenses and a $0.2 million increase in amortization expense of internally developed software related to our newest products.
Cost of subscription revenue for the six months ended June 30, 2016 increased $2.8 million or 51%, primarily due to a $1.0 million increase in employee-related expenses, a $0.4 million increase in amortization expense of internally developed software related to our newest products, and a $0.3 million increase in data cost expense as we continue to invest in data infrastructure to enable more efficient implementations and to further expand our ability to work with additional data sources associated with our newest products.

Cost of professional services revenue for the three months ended June 30, 2016 decreased $0.5 million or 9%, primarily due to a $0.3 million decrease in third party service fees as we gained efficiencies in use of internal resources.

Cost of professional services revenue for the six months ended June 30, 2016 remained relatively flat, primarily due to a $0.7 million decrease in third party service fees as we gained efficiencies in use of internal resources and in launching customers. This decrease was offset by an increase in employee-related expenses of $1.1 million.
Gross margin for the three months ended June 30, 2016 improved primarily due to revenue growth of 27% compared to 8% growth in associated costs. Gross margin for the six months ended June 30, 2016 improved primarily due to revenue growth of 34% compared to 18% growth in associated costs. We expect to continue to see favorable overall gross margin trends as we continue to grow the number of launched customers in relation to customers in the implementation phase.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	% Change	$ Change	2016	2015	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$15,452	$17,641	(12)%	$(2,189)	$31,734	$34,104	(7)%	$(2,370)

Sales and marketing expense for the three months ended June 30, 2016 decreased $2.2 million or 12%, primarily due to a $1.6 million decrease in marketing spend as we leveraged our channel relationships.

Sales and marketing expense for the six months ended June 30, 2016 decreased $2.4 million or 7%, primarily due to a $1.7 million decrease in marketing spend as we leveraged our channel relationships.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	% Change	$ Change	2016	2015	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$9,961	$7,391	35%	$2,570	$20,046	$13,985	43%	$6,061

Research and development expense for the three months ended June 30, 2016 increased $2.6 million or 35%, primarily attributable to a $2.1 million increase in employee-related expenses as we continue to invest in R&D resources to drive innovation and a $0.4 million increase in expenses related to the use of sub-contractors to assist in our development efforts, such as our monthly releases of new features and functionality on existing products.

Research and development expense for the six months ended June 30, 2016 increased $6.1 million or 43%, primarily attributable to a $4.8 million increase in employee-related expenses and a $0.8 million increase in expenses related to the use of sub-contractors to assist in our development efforts, such as our monthly releases of new features and functionality on existing products.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	% Change	$ Change	2016	2015	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$6,019	$6,517	(8)%	$(498)	$14,564	$11,980	22%	$2,584

General and administrative expense for the three months ended June 30, 2016 decreased $0.5 million or 8%, primarily attributable to a $0.7 million decrease in contractor expenses as we gained the benefit of our systems and infrastructure investments.

General and administrative expense for the six months ended June 30, 2016 increased $2.6 million or 22%, primarily attributable to a net charge of $2.9 million recorded in 2016 related to the settlement of a class action lawsuit. Refer to Note 8 of our Condensed Consolidated Financial Statements for further discussion. This increase was partially offset by $0.7 million in overhead allocation out of general and administrative, primarily related to rent expense attributable to new office spaces leased in the prior year.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(25,904)	$(30,401)
Net cash provided by investing activities	28,153	41,777
Net cash provided by financing activities	19,252	2,732
Net increase in cash and cash equivalents	$21,501	$14,108
As of June 30, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $125.7 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
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
Operating Activities
Cash used in operating activities for the six months ended June 30, 2016 and 2015 was $25.9 million and $30.4 million, respectively. The decrease in cash used is primarily as a result of a decrease in net loss from $40.9 million for the six months ended June 30, 2015 to $38.0 million for the six months ended June 30, 2016. The net loss for the six months ended June 30, 2016 was adjusted for $14.6 million in non-cash expenses that included stock-based compensation of $10.6 million and amortization of deferred commissions of $2.1 million. Working capital uses of cash included a decrease in accrued expenses of $0.5 million, primarily as a result of payout of annual bonuses to our employees in the first quarter of 2016 and an increase in accounts receivable of $0.3 million, as a result of timing of billings and collections. Accrued expenses also included a $2.9 million settlement charge for a class action lawsuit, recorded in 2016. Additionally, deferred revenue increased by $1.6 million, primarily as a result of an approximately 25% increase in the amount billed year over year due to an increase in launched customers.
Investing Activities
Cash provided by investing activities for the six months ended June 30, 2016 and 2015 was $28.2 million and $41.8 million, respectively. The decrease in cash provided was primarily the result of the timing of purchases, sales and maturities of marketable securities, the net result of which was $29.4 million, and $47.6 million, for the six months ended June 30, 2016, and 2015, respectively. This decrease was partially offset by our investment of $3.1 million in Lyra Health, a behavioral health technology, in the second quarter of 2015.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2016 and 2015 was $19.3 million and $2.7 million, respectively. This increase was primarily related to cash proceeds from issuance of common stock and warrants to SAP Technologies, Inc. Refer to Note 9 of our Condensed Consolidated Financial Statements for further discussion.

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
Critical Accounting Policies and Estimates

During the six months ended June 30, 2016, there were no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $125.7 million at June 30, 2016 and $133.8 million as of December 31, 2015. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital and other general corporate purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $0.3 million market value reduction in our investment portfolio as of June 30, 2016. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.2 million as of June 30, 2016. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
On April 2, April 16, April 29, and May 4, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders and underwriters associated with our initial public offering (IPO). The lawsuits, which were consolidated on July 22, 2015, were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with our IPO. A consolidated complaint (“Complaint”) was filed on July 23, 2015, alleging claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On September 22, 2015 we filed a demurrer to the Complaint. After briefing and argument, the Court overruled the demurrer as to Plaintiffs’ claims under Sections 11 and 15 and granted with leave to amend, the demurrer to Plaintiff’s claims under Section 12(a)(2). Plaintiffs filed an amended consolidated complaint (“Amended Complaint”) on November 10, 2015. On December 10, 2015, we filed a demurrer to the Section 12(a)(2) claim in the Amended Complaint. On January 28, 2016, the Court again sustained the demurrer to the Section 12(a)(2) claim in the amended Complaint. The Amended Complaint sought unspecified damages and other relief. On March 28, 2016, the parties to the consolidated actions reached a mutually acceptable resolution by way of a mediated cash settlement. The aggregate amount of the settlement under the agreement in principle is $9.5 million. The Court granted preliminary approval of the settlement on July 13, 2016 and has set a final approval hearing for October 28, 2016, and therefore the settlement is subject to final documentation and court approval. As a result of the settlement the Company recorded a net charge of $2.9 million to general and administrative expense in 2016. This amount represents the portion of settlement that was not covered by insurance and legal fees incurred in 2016 regarding this matter. Funds representing our portion of the settlement amount were moved to escrow in the third quarter of 2016 and we expect them to be paid in the fourth quarter of 2016. While the Company believes it has meritorious defenses to the litigation, the Company is satisfied with this resolution given the risks and expenses associated with further litigation. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss.
From time to time, the Company may become subject to other legal proceedings, claims or litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patents or other intellectual property rights. If an unfavorable outcome were to occur in litigation, the impact could be material to our business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome.

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
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $79.9 million, $85.9 million and $62.2 million, during the years ended December 31, 2015, 2014 and 2013, respectively and $16.7 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $335.1 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, if at all.
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
If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to implement our business strategy.
We have experienced rapid growth in recent periods, which puts strain on our business, operations and employees. For example, our revenue has increased from $34.5 million for the six months ended June 30, 2015 to $46.3 million for the six months ended June 30, 2016. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified personnel in key areas such as, sales and marketing, customer support, professional services, engineering and management, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters are located in the San Francisco Bay Area.
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
Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. In addition, data and content fees, which are one of our primary operational costs, are not fixed as they vary based on the source and condition of the data we receive from third parties, and if they remain variable or increase over time, we would not be able to realize the economies of scale that we expect as we grow renewals and implementation of new customers, which would negatively impact our gross margin. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue may not increase or might grow more slowly than expected and we might be unable to implement our business strategy. The quality of our offering might also suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.
We incur significant upfront costs in our customer relationships, and if we are unable to maintain and grow these customer relationships over time, we are likely to fail to recover these costs and our operating results will suffer.

We devote significant resources and incur significant upfront costs to establish relationships with our customers and implement our offering and related services, particularly in the case of large enterprises that, often request or require specific features or functions unique to their particular business processes. Accordingly, our operating results will depend in substantial part on our ability to deliver a successful customer experience and persuade our customers to maintain and grow their relationship with us over time. For example, if we are not successful in implementing our offering or delivering a successful customer experience, a customer could terminate or fail to renew their agreement with us, we would lose or be unable to recoup the significant upfront costs that we had expended on such customer and our operating results would suffer. As we grow, our customer acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability.
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
The sales cycle for our health benefits platform, from initial contact with a potential lead to contract execution and implementation, varies widely by customer, ranging from three to 24 months. Some of our customers undertake a significant and prolonged evaluation process, including whether our offering meets a customer’s unique benefits program needs, that frequently involves not only the review of our offering but also of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our offering. Moreover, our large enterprise customers often begin to deploy our service on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment. It is possible that in the future we may experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force and thereby increase the percentage of our sales personnel with less experience in selling our service, expand into new territories and add additional products and services. In addition, even after contracts are signed, our implementation timelines can delay recognition of related revenue for several periods. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales or revenue to justify our investments, our operating results may be harmed.

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
To date we have derived a substantial majority of our revenue from sales of our core Castlight platform, and our longer-term operating results and continued growth depend in part on our ability to successfully develop and sell new products and services that our new and existing customers want and are willing to purchase. In addition to our core Castlight platform, we have recently introduced a number of product cross-sells, such as our Castlight Pharmacy, Castlight Dental, Castlight Action, Castlight Elevate, Castlight Protect, and Castlight Rewards, but it is uncertain whether these products and services will result in significant revenue or comprise a significant portion of our total revenue. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing offering and introduce new high quality products and services. If existing customers are not willing to make additional payments for such new products, or if new customers do not value such new products, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively communicated and brought to market.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2016 and 2015, our net cash used in operating activities was $25.9 million and $30.4 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, during the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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
We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, in April and May, 2015, a series of purported securities class action lawsuits was filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders, and underwriters associated with our IPO. These lawsuits were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with our IPO. The lawsuits, which were consolidated on July 22, 2015, seek unspecified damages. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. On March 28, 2016, the parties to the consolidated actions reached a mutually acceptable resolution by way of a mediated cash settlement. The aggregate amount of the settlement under the agreement in principle is $9.5 million. The Court granted preliminary approval of the settlement on July 13, 2016 and has set a final approval hearing for October 28, 2016, and therefore the settlement is subject to final documentation and court approval. As a result of the settlement the Company recorded a net charge of $2.9 million to general and administrative expense in 2016, which was paid out by the Company in the third quarter of 2016. This amount represents the charge for this matter that was not covered by insurance. While the Company believes it has meritorious defenses to the litigation, the Company is satisfied with this resolution given the risks and expenses associated with further litigation. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. Regardless of the final outcome, this or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.
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

Because of our dual class common stock structure, the holders of our Class A common stock, who consist of our founders, directors, executives, employees, will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As of June 30, 2016, our executive officers and directors and their affiliates own 32.7% of our outstanding Class A common stock and Class B Common Stock, combined. However, because of our dual class common stock structure our executive officers and directors and their affiliates have 56.7% of the total votes in each of the matters identified in the list above. This concentrated control by our Class A common stockholders will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that a stockholder may feel are in its best interests.
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

•
in certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. The holders of our Class A common stock own 53.0% and the holders of our Class B common stock own 47.0% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 91.9% and holders of our Class B common stock have 8.1% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A common stock and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have 53.0% and holders of our Class B common stock have 47.0% of the total votes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
As previously reported, on May 16, 2016, SAP Technologies, Inc. purchased 4,762,658 newly issued shares of our Class B Common Stock (the “Shares”) and a warrant to purchase up to 1,905,063 shares of our Class B Common Stock (the “Warrant”) at an aggregate purchase price of  $17,955,221. The exercise price of the Warrant is $4.91 per share. The offer and sale of the Shares and Warrant was exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Financial Statement Schedules.
(a) Exhibits.
The Exhibits listed below are filed as part of this Form 10-Q

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith

4.4	Warrant issued to SAP Technologies, Inc.	8-K	001-36330	May 18, 2016	4.1

10.12	Promotion Letter, dated as of July 5, 2016, by and between the Registrant and Siobhan Nolan Mangini.					X

10.13	Job Offer Letter, dated as of February 4, 2016, by and between the Registrant and Priya Jain.					X

10.14	Securities Purchase Agreement, dated as of May 16, 2016, by and between the Registrant and SAP Technologies, Inc.	8-K	001-36330	May 18, 2016	10.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
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

CASTLIGHT HEALTH, INC.
Date: August 8, 2016	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
__

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith

4.4	Warrant issued to SAP Technologies, Inc.	8-K	001-36330	May 18, 2016	4.1

10.12	Promotion Letter, dated as of July 5, 2016, by and between the Registrant and Siobhan Nolan Mangini.					X

10.13	Job Offer Letter, dated as of February 4, 2016, by and between the Registrant and Priya Jain.					X

10.14	Securities Purchase Agreement, dated as of May 16, 2016, by and between the Registrant and SAP Technologies, Inc.	8-K	001-36330	May 18, 2016	10.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
_____________________

*
The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.