Form 10-Q
period 2016-09-30
CASTLIGHT HEALTH, INC.
filed 2016-11-02
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No [x]

As of October 28, 2016, there were 54,297,355 shares of the Company’s Class A common stock outstanding and 49,407,439 shares of the Company’s Class B common stock outstanding.

______________________________________

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,108	$19,150
Marketable securities	61,326	101,274
Accounts receivable, net	15,888	12,751
Deferred commissions	7,746	5,438
Prepaid expenses and other current assets	3,884	3,772
Total current assets	143,952	142,385
Property and equipment, net	5,912	6,896
Marketable securities, noncurrent	—	13,335
Restricted cash, noncurrent	1,000	1,000
Deferred commissions, noncurrent	3,861	4,923
Other assets	4,691	4,735
Total assets	$159,416	$173,274
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,603	$3,384
Accrued expenses and other current liabilities	4,894	4,550
Accrued compensation	7,146	11,477
Deferred revenue	30,730	26,590
Total current liabilities	46,373	46,001
Deferred revenue, noncurrent	6,700	7,522
Other liabilities, noncurrent	1,255	1,397
Total liabilities	54,328	54,920
Commitments and contingencies
Stockholders’ equity:
Class A and Class B common stock	10	10
Additional paid-in capital	451,586	415,519
Accumulated other comprehensive income (loss)	38	(79)
Accumulated deficit	(346,546)	(297,096)
Total stockholders’ equity	105,088	118,354
Total liabilities and stockholders’ equity	$159,416	$173,274
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Subscription	$23,867	$18,233	$66,859	$50,417
Professional services	1,634	1,306	4,944	3,583
Total revenue	25,501	19,539	71,803	54,000
Cost of revenue:
Cost of subscription (1)	3,988	3,081	12,218	8,532
Cost of professional services (1)	3,978	5,606	13,941	15,581
Total cost of revenue	7,966	8,687	26,159	24,113
Gross profit	17,535	10,852	45,644	29,887
Operating expenses:
Sales and marketing (1)	13,143	16,731	44,877	50,835
Research and development (1)	10,573	7,868	30,619	21,853
General and administrative (1)	5,338	6,311	19,902	18,291
Total operating expenses	29,054	30,910	95,398	90,979
Operating loss	(11,519)	(20,058)	(49,754)	(61,092)
Other income, net	116	51	304	230
Net loss	$(11,403)	$(20,007)	$(49,450)	$(60,862)
Net loss per Class A and B share, basic and diluted	$(0.11)	$(0.21)	$(0.50)	$(0.65)
Weighted-average shares used to compute basic and diluted net loss per Class A and B share	103,147	94,409	99,734	93,343
_______________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue:
Cost of subscription	$139	$96	$367	$196
Cost of professional services	456	647	1,468	1,522
Sales and marketing	2,190	2,058	6,644	5,883
Research and development	1,631	981	4,300	2,344
General and administrative	1,236	1,177	3,476	3,100

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(11,403)	$(20,007)	$(49,450)	$(60,862)
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale marketable securities	(16)	19	117	69
Reclassification adjustments for net realized gains on available-for-sale marketable securities	—	—	—	—
Other comprehensive income (loss)	(16)	19	117	69
Comprehensive loss	$(11,419)	$(19,988)	$(49,333)	$(60,793)
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(49,450)	$(60,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,407	1,378
Stock-based compensation	16,255	13,045
Amortization of deferred commissions	3,157	2,576
Accretion and amortization of marketable securities	406	1,126
Changes in operating assets and liabilities:
Accounts receivable	(3,137)	(2,548)
Deferred commissions	(4,403)	(3,346)
Prepaid expenses and other assets	(68)	(1,026)
Accounts payable	300	716
Accrued expenses and other liabilities	(4,046)	(1,740)
Deferred revenue	3,318	5,770
Net cash used in operating activities	(35,261)	(44,911)
Investing activities:
Restricted cash	—	(1,000)
Investment in related party	—	(4,125)
Purchase of property and equipment	(1,587)	(3,499)
Purchase of marketable securities	(73,163)	(86,324)
Sales of marketable securities	—	5,000
Maturities of marketable securities	126,157	140,019
Net cash provided by investing activities	51,407	50,071
Financing activities:
Proceeds from the exercise of stock options	2,576	3,180
Proceeds from issuance of common stock and warrants	17,358	—
Payments of issuance costs	(122)	(94)
Net cash provided by financing activities	19,812	3,086

Net increase in cash and cash equivalents	35,958	8,246
Cash and cash equivalents at beginning of period	19,150	17,425
Cash and cash equivalents at end of period	$55,108	$25,671

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Description of Business
Description of Business
Castlight Health Inc. (the “Company”) offers a health benefits platform that engages employees to make better health care decisions and enables employers to communicate and measure their benefit programs. The Company provides a simple, personalized, and powerful way for employees to shop for and manage their health care. At the same time, the Company enables employers to understand their employees’ needs and guide them to the right care, right providers and right programs at the right time. The Company’s comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data transparent and useful. The Company was incorporated in the State of Delaware in January 2008. The Company’s principal executive offices are located in San Francisco, California.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”), Regulation S-X. In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations, financial position and cash flows. The condensed consolidated financial statements include the results of Castlight and its wholly owned U.S. subsidiary. The results for the interim periods presented are not necessarily indicative of the results expected for any future period.
The condensed consolidated balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for the Company’s products and services, certain assumptions used in the valuation of the Company’s equity awards, annual bonus attainment and the capitalization and estimated useful life of internal-use software development costs. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.
Recently Issued and Adopted Accounting Pronouncements

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-1, “Classification of Certain Cash Receipts and Cash Payments.” The guidance clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows and how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This guidance will be effective for the Company beginning January 1, 2018 and earlier adoption is permitted in any interim period. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption. At this point in time, the Company does not intend to adopt the standard early.

Credit Losses

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The guidance changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. This guidance will be effective for the Company beginning January 1, 2020 and earlier adoption is permitted beginning 2019. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption. At this point in time, the Company does not intend to adopt the standard early.
Stock-based Compensation
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” The guidance will change how companies account for certain aspects of share-based payments to employees. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted in any interim or annual period. Accordingly, the standard is effective for the Company beginning January 1, 2017, and the Company has elected not to early adopt. Based on the Company’s evaluation, the standard will not have a material impact on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases.” The guidance will require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance will be effective for the Company beginning January 1, 2019 and early adoption is permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption. At this point in time, the Company does not intend to adopt the standard early.

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

Cloud Computing Arrangements

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. The Company adopted this guidance on January 1, 2016 and it does not impact the Company’s financial statements.

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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

(including interim periods) beginning after December 15, 2016. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption. At this point in time, the Company does not intend to adopt the standard early.

Note 3. Marketable Securities

All of the Company’s cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income, a component of shareholders’ equity.

At September 30, 2016 and December 31, 2015, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
U.S. agency obligations	$34,481	$24	$—	$34,505
U.S. treasury securities	26,807	15	(1)	26,821
Money market mutual funds	32,468	—	—	32,468
	93,756	39	(1)	93,794
Included in cash and cash equivalents	32,468	—	—	32,468
Included in marketable securities	$61,288	$39	$(1)	$61,326

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015
U.S. agency obligations	$83,763	$—	$(48)	$83,715
U.S. treasury securities	33,924	—	(31)	33,893
Money market mutual funds	1,038	—	—	1,038
	118,725	—	(79)	118,646
Included in cash and cash equivalents	4,038	—	(1)	4,037
Included in marketable securities	$101,334	$—	$(60)	$101,274
Included in marketable securities, noncurrent	$13,353	$—	$(18)	$13,335

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
The fair value of marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

observable, either directly or indirectly. These values were obtained from a third-party pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established third party pricing vendors and broker-dealers. There have been no changes in valuation techniques in the periods presented. The Company has no financial assets or liabilities measured using Level 3 inputs. There were no significant transfers between Levels 1 and 2 assets as of September 30, 2016 and December 31, 2015. The following tables present information about the Company’s assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Level 1	Level 2	Total
September 30, 2016
Cash equivalents:
Money market mutual funds	$32,468	$—	$32,468
Marketable securities:
U.S. agency obligations	—	34,505	34,505
U.S. treasury securities	—	26,821	26,821
	$32,468	$61,326	$93,794

	Level 1	Level 2	Total
December 31, 2015
Cash equivalents:
Money market mutual funds	$1,038	$—	$1,038
U.S. agency obligations	—	3,000	3,000
Marketable securities:
U.S. agency obligations	—	80,715	80,715
U.S. treasury securities	—	33,893	33,893
	$1,038	$117,608	$118,646
Gross unrealized gains and losses for cash equivalents and marketable securities as of September 30, 2016 and December 31, 2015 were not material. The Company does not believe the unrealized losses represent other-than-temporary impairments based on the Company’s evaluation of available evidence as of September 30, 2016 and December 31, 2015.
There were no realized gains or losses during the nine months ended September 30, 2016. All of the Company’s marketable securities at September 30, 2016 mature within one year. As of December 31, 2015, those securities with maturities greater than one year are reflected in the noncurrent portion of the Company’s condensed consolidated balance sheets. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents.

Note 5. Property and Equipment
Property and equipment consisted of the following (in thousands):

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	As of
	September 30, 2016	December 31, 2015
Leasehold improvements	$2,061	$2,046
Computer equipment	5,369	4,345
Software	1,136	885
Capitalization of internal-use software	2,925	2,925
Furniture and equipment	931	853
Total	12,422	11,054
Accumulated depreciation	(6,510)	(4,158)
Property and equipment, net	$5,912	$6,896
Depreciation and amortization expense for the three months ended September 30, 2016 and 2015, was $0.8 million and $0.5 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2016 and 2015, was $2.4 million and $1.4 million, respectively. Depreciation and amortization are recorded on a straight-line basis.

Note 6. Related Party Transactions and Variable Interest Entity

In the second quarter of 2015, the Company announced a strategic alliance with Lyra Health (”Lyra”), to develop and bring to market an integrated behavioral health solution. In connection with this strategic alliance, the Company made an initial preferred stock investment in Lyra of $3.1 million and its chief executive officer, Dr. Colella, joined the Lyra board. Additionally, the Company made a subsequent preferred stock investment in Lyra of $1.0 million in August 2015. In March 2016, the Company amended the strategic alliance to modify the manner in which the Company collaborates with Lyra on the solution. In connection with this amendment, Dr. Colella ceased service on the Lyra board of directors. Lyra is considered a related party to the Company because two of the Company’s directors, Dr. Roberts and Mr. Ebersman, serve on the Lyra board of directors and Mr. Ebersman is the Lyra chief executive officer. An independent committee of the Company’s board of directors, comprised of directors without any involvement in any external behavioral health business initiatives, approved the strategic alliance with and investment in Lyra.

The Company has evaluated all its transactions with Lyra and has determined that Lyra is a variable interest entity (“VIE”) for the Company. In determining that the Company is not the VIE’s primary beneficiary, the Company considered qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the characteristics of the Company’s involvement; and the obligation or likelihood for the Company to provide incremental financial support. Based on the Company’s evaluation, the Company determined it is not required to consolidate the operations of the VIE. The Company’s maximum exposure to loss as a result of its involvement with this unconsolidated VIE is limited to its investment of $4.1 million and it is not obligated to provide incremental financial support to Lyra.

The investment in Lyra is accounted for under the cost method and is included under other assets in the Company’s consolidated financial statements. The Company has not estimated the fair value of its investment because there have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company assesses its investment for impairment on a quarterly basis or based on facts or circumstances that may require it to reassess the fair value of its investment. Based on the facts and circumstances as of September 30, 2016, the Company concluded that its investment was appropriately valued.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 7. Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	As of
	September 30, 2016	December 31, 2015
Subscription	$22,152	$18,029
Professional services—implementation	5,540	5,254
Professional services—communications	3,038	3,307
Total current	30,730	26,590
Subscription	370	1,163
Professional services—implementation	4,946	5,367
Professional services—communications	1,384	992
Total noncurrent	6,700	7,522
Total	$37,430	$34,112

Note 8. Commitments and Contingencies
Legal Matters
On April 2, April 16, April 29, and May 4, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of its current and former directors, executive officers, significant stockholders and underwriters associated with its initial public offering (“IPO”). The lawsuits, which were consolidated on July 22, 2015, were brought by purported stockholders of the Company seeking to represent a class consisting of all those who purchased the Company’s stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with its IPO. A consolidated complaint (“Complaint”) was filed on July 23, 2015, alleging claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On September 22, 2015 the Company filed a demurrer to the Complaint. After briefing and argument, the Court overruled the demurrer as to Plaintiffs’ claims under Sections 11 and 15 and granted with leave to amend, the demurrer to Plaintiff’s claims under Section 12(a)(2). Plaintiffs filed an amended consolidated complaint (“Amended Complaint”) on November 10, 2015. On December 10, 2015, the Company filed a demurrer to the Section 12(a)(2) claim in the Amended Complaint. On January 28, 2016, the Court again sustained the demurrer to the Section 12(a)(2) claim in the amended Complaint. The Amended Complaint sought unspecified damages and other relief. On March 28, 2016, the parties to the consolidated actions reached a mutually acceptable resolution by way of a mediated cash settlement. The aggregate amount of the settlement under the agreement in principle is $9.5 million. The Court granted preliminary approval of the settlement on July 13, 2016, and the Court granted final approval of the settlement on October 28, 2016. As a result of the settlement the Company recorded a net charge of $2.9 million to general and administrative expense in 2016. This amount represents the portion of settlement that was not covered by insurance and legal fees incurred in 2016 regarding this matter. Funds representing the Company’s portion of the settlement amount were moved to escrow in the third quarter of 2016 and the Company expects them to be paid in the fourth quarter of 2016. While the Company believes it has meritorious defenses to the litigation, the Company is satisfied with this resolution given the risks and expenses associated with further litigation. The Company accrues for loss contingencies when it is both probable that it will incur the loss and when it can reasonably estimate the amount of the loss or range of loss.
From time to time, the Company may become subject to other legal proceedings, claims or litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patents or other intellectual property rights. If an unfavorable outcome were to occur in litigation, the impact could be material to the Company’s business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome.

Leases and Contractual Obligations

The Company’s principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity. The Company’s existing lease agreements provide it with the option to renew and generally provide for rental payments on a graduated basis. The Company’s future operating lease obligations would change if it entered into additional operating lease agreements as the Company expands its operations and if it exercised these options.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The Company leases two office spaces in San Francisco, California with expirations dates in 2017 and 2021, respectively. In anticipation of the expiration of the lease in 2017, the Company executed an amendment in September 2016 to extend the term of its other lease to 2022 and add incremental rentable square feet (“RSF”). As a result of the amendment, the Company’s office space increased by 8,247 RSF. As of September 30, 2016, the Company’s future minimum payments for all leases are $18.5 million.

Other than matters discussed above there were no other material changes in the Company’s contractual obligations from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for a description of its contractual obligations.

Note 9. Stock Compensation
Stock Options Activity
A summary of stock option activity for the nine months ended September 30, 2016 is as follows (in thousands, except share and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2015	9,561,713	$5.62	$16,694
Stock option grants	3,854,646	$3.16
Stock options exercised	(1,804,676)	$1.43
Stock options canceled	(3,551,388)	$9.56
Balance at September 30, 2016	8,060,295	$3.52	$14,012
The total grant-date fair value of stock options granted during the nine months ended September 30, 2016 and 2015 was $3.6 million and $2.3 million, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Nine Months Ended September 30,
	2016	2015
Volatility	47%	53%
Expected life (in years)	6.12	6.17
Risk-free interest rate	1.37%	1.38%-1.91%
Dividend yield	—%	—%
As of September 30, 2016, the Company had $13.5 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

The options granted and canceled in the nine months ended September 30, 2016 in the table above include options that were exchanged under the Company’s stock option exchange program. Pursuant to the stock option exchange program, 108 out of 132 eligible employees tendered options covering an aggregate of 2,685,396 shares of the Company’s Class A and Class B common stock at a weighted average exercise price of $11.03, in exchange for options to purchase 2,685,396 shares of its Class B common stock at an exercise price of $2.99 per share, the closing sale price reported on the New York Stock Exchange on February 24, 2016. Each new grant began a new vesting period commencing on the date of grant over five years in equal monthly installments. As of February 15, 2016 the incremental expense related to this offer was $1.8 million, which will be recognized over five years.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

For more information, refer to the Company’s Tender Offer Statement filed with the Securities and Exchange Commission on January 12, 2016, as amended on January 28, 2016 and February 26, 2016.
Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended September 30, 2016 is as follows:

	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2015	6,685,118	$7.63
Restricted Stock Units granted (1)	7,538,265	$3.62
Restricted Stock Units vested	(1,507,255)	$8.20
Restricted Stock Units forfeited/canceled (2)	(1,507,875)	$7.19
Balance at September 30, 2016	11,208,253	$4.92
(1) Includes performance stock units (“PSUs”) that were granted in 2016.
(2) Includes PSUs that were granted in the prior year, which were canceled because performance targets were not achieved.
As of September 30, 2016, there was a total of $49.0 million in unrecognized compensation cost related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

In February 2016, the Company awarded PSUs to certain employees. The number of shares that will eventually vest depends on achievement of performance targets for 2016, as determined by the compensation committee of the Company's board of directors, and may range from 0 to 150% of the targeted award amount. Once the performance is determined and a targeted award amount is fixed, the target number of PSUs, if any, will vest in eight quarterly installments, subject to recipients' continued service, beginning on February 16, 2017. The compensation expense associated with the PSUs is recognized using the accelerated method. No expense has been recorded through September 30, 2016 as the Company determined the achievement of the performance targets was not probable.
Note 10. Stockholders’ Equity
Common Stock
As of September 30, 2016, the Company had 54,323,980 shares of Class A common stock and 49,368,701 shares of Class B common stock outstanding.
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
The exercise price of the Warrant is $4.91 per share and will expire four years from the date the Company enters into agreements with SAP related to both SAP’s Connected Health platform (the “Platform Agreement”) and SAP’s distribution of the Company’s solutions (the “Distribution Agreement”, and together, with the Platform Agreement, the “Alliance Agreements”). The Alliance Agreements will be focused on a strategic, multi-pronged business relationship aimed at delivering integrated healthcare technologies that can help lower healthcare costs, improve outcomes and increase benefits satisfaction for customers. If the Company does not enter into the Alliance Agreements with SAP by May 17, 2017, then the Warrant will become void.
The Shares and Warrant are considered freestanding instruments from each other and are classified within stockholders’ equity. The Company preliminarily allocated the net proceeds to the Shares and Warrant and also to a customer prepayment liability classified within accrued expenses and other current liabilities that represents the future benefits of the Alliance Agreements. Additional accounting for the Warrants and the customer prepayment liability is dependent on, if and when, the Alliance Agreements are executed.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 11. Income Taxes
The effective tax rate for the three and nine months ended September 30, 2016 and 2015 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. At September 30, 2016, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.

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
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(6,011)	$(5,392)	$(11,584)	$(8,423)	$(27,002)	$(22,448)	$(37,207)	$(23,655)
Weighted-average shares used to compute basic and diluted net loss per share	54,376	48,771	54,664	39,745	54,460	45,274	57,063	36,280
Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.21)	$(0.21)	$(0.50)	$(0.50)	$(0.65)	$(0.65)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options and restricted stock units	21,538	17,776	21,538	17,776
Warrants*	2,020	115	2,020	115
Total	23,558	17,891	23,558	17,891
*includes 1.9 million warrants issued to SAP that are exercisable upon execution of the Alliance Agreements.

Note 13. Reduction in Workforce

On May 10, 2016, the Company’s Board of Directors committed to a program to reduce the Company’s workforce in order to reduce expenses, align its operations with evolving business needs and improve efficiencies. Under this program, the Company undertook an initiative to reduce its workforce by approximately fourteen percent. For the three and nine months ended September 30, 2016, the Company incurred charges of $0.1 million and $0.8 million, respectively, all of which were related to severance costs. As of September 30, 2016, the total has been fully paid out.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “intend,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the section titled “Risk Factors” set forth in Part II, Item 1A in this Quarterly Report on Form 10-Q. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

All references to “Castlight,” “Castlight Health,” “we,” “us,” “our” or the “Company” mean Castlight Health, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

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

Signed Annual Recurring Revenue

	As of September 30,
	2016	2015
	(in millions)
Signed Annual Recurring Revenue (ARR)	$118.1	$103.0

Revenue recognized in any quarter is largely derived from customer agreements signed in prior quarters. Accordingly, management measures sales performance and forecasts future subscription revenue based on signed Annual Recurring Revenue (“ARR”). ARR is a forward-looking metric based on contractual terms in existence as of the applicable ARR measurement date and is subject to change resulting from a number of factors including, but not limited to, addition of new customers, changes in user counts, terminations or non-renewals, as well as upsells and cross-sells. As discussed above, we begin recognizing revenue from new customer agreements when we have implemented our offering, which can take from approximately three to twelve months after entering into an agreement with a customer.
ARR represents the annualized value of subscription revenue under contract with customers at the end of a quarter, which we refer to for this purpose as a measurement date. To calculate ARR, we first calculate the annualized subscription value for each signed customer (whether implemented or not), as of the applicable measurement date, by multiplying the monthly contract value of the subscription services under contract by 12. We exclude from this calculation any customers that have provided us with formal notice of termination or non-renewal as of the measurement date. ARR does not take into account the (i) potential for customers to terminate, or decline to renew, their agreements with us, (ii) achievement of non-recurring or yet-to-be-earned performance guarantees, (iii) one-time engagement bonuses included within our customer contracts or (iv) revenues related to professional services, such as implementation and communications services. ARR is not determined in reference to GAAP.

Our ARR at September 30, 2016 was $118.1 million, compared to $103.0 million at September 30, 2015, representing an increase of approximately 15%. We expect ARR to increase as we sign additional customers and cross-sell to existing customers.

Annual Net Dollar Retention Rate

	Twelve Months Ended December 31,
	2015	2014
Annual Net Dollar Retention Rate (NDR)	116%	103%

We assess our performance on customer retention by measuring our Annual Net Dollar Retention rate (“NDR”). We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our NDR provides a measurement of our ability to increase revenue across our existing customer base through expansion of our additional products to existing customers, increases in user count for existing customers and customer renewals, as offset by terminations or pricing changes. We observed an annual net dollar retention rate of 116% and 103% for our signed customer base, for the years ended December 31, 2015 and 2014, respectively. We calculate NDR for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. In calculating NDR, we exclude one-time fees. NDR does not include subscriptions by new customers contracted since the end of the most recently completed year. We expect NDR to be approximately 100% for the year ended December 31, 2016.

Components of Results of Operations
Revenue
We generate revenue from subscription fees from customers for access to the products they select, including basic customer service support. We also earn revenue from professional services primarily related to the implementation of our offering, including extensive communications support to drive adoption by our customers’ employees and their dependents. Historically, we have derived a substantial majority of our subscription revenue from our core Castlight platform. Our subscription fees are based primarily on the number of employees and adult dependents that employers identify as eligible to use our offering, which typically includes all of our customers’ U.S. employees and adult dependents that receive health benefits.

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
Cost of subscription revenue primarily consists of data fees, employee-related expenses (including salaries, benefits and stock-based compensation), hosting costs of our cloud-based service, cost of subcontractors, expenses for service delivery (which includes call center support), allocated overhead, amortization of internal-use software and depreciation of owned computer equipment and software.
Cost of professional services revenue consists primarily of employee-related expenses (including salaries, bonuses, benefits and stock-based compensation) associated with these services, the cost of subcontractors and travel costs and allocated overhead. The time and costs of our customer implementations vary based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer.
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
General and Administrative. General and administrative expenses consist primarily of employee-related expenses (including salaries, bonuses, benefits and stock-based compensation) for finance and accounting, legal, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead.
Overhead Allocation. Expenses associated with our facilities and IT costs are allocated between cost of revenues and operating expenses based on employee headcount determined by the nature of work performed.

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(percentages of revenue)
Revenue:
Subscription	94%	93%	93%	93%
Professional services	6%	7%	7%	7%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	16%	16%	17%	16%
Cost of professional services	15%	29%	19%	29%
Total cost of revenue	31%	45%	36%	45%
Gross margin percentage	69%	55%	64%	55%
Operating expenses:
Sales and marketing	52%	86%	62%	94%
Research and development	41%	40%	43%	40%
General and administrative	21%	32%	28%	34%
Total operating expenses	114%	158%	133%	168%
Operating loss	(45)%	(103)%	(69)%	(113)%
Other income, net	—%	—%	—%	—%
Net loss	(45)%	(103)%	(69)%	(113)%
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	% Change	$ Change	2016	2015	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
Revenue:
Subscription	$23,867	$18,233	31%	$5,634	$66,859	$50,417	33%	$16,442
Professional services	1,634	1,306	25%	328	4,944	3,583	38%	1,361
Total revenue	$25,501	$19,539	31%	$5,962	$71,803	$54,000	33%	$17,803

Total revenue for the three months ended September 30, 2016 increased $6.0 million, or 31%, attributable to new customer launches that occurred in the trailing twelve months ended September 30, 2016 that contributed $3.0 million of the increase in total revenue year over year, and existing customer launches of cross-sell products which contributed $3.0 million of the increase. Our launched customer base grew more than 10% year over year.
Total revenue for the nine months ended September 30, 2016 increased $17.8 million, or 33%, attributable to new customer launches that occurred in the trailing twelve months ended September 30, 2016 that contributed $6.6 million of the increase in total revenue year over year, and existing customer launches of cross-sell products which contributed $11.2 million of the increase. Our launched customer base grew more than 10% year over year.

Costs and Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	% Change	$ Change	2016	2015	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	3,988	3,081	29%	$907	12,218	8,532	43%	$3,686
Professional services	3,978	5,606	(29)%	$(1,628)	13,941	15,581	(11)%	(1,640)
Total cost of revenue	$7,966	$8,687	(8)%	$(721)	$26,159	$24,113	8%	$2,046
Gross margin (loss) percentage
Subscription	83.3%	83.1%			81.7%	83.1%
Professional services	(143)%	(329)%			(182)%	(335)%
Total gross margin percentage	68.8%	55.5%			63.6%	55.3%
Gross profit	$17,535	$10,852	62%	$6,683	$45,644	$29,887	53%	$15,757
Cost of subscription revenue for the three months ended September 30, 2016 increased $0.9 million, or 29%, primarily due to a $0.5 million increase in employee-related expenses as we realigned our operations to support our growing customer base, a $0.2 million increase in third party service fees related to the expansion of our call center and a $0.2 million increase in amortization expense of internally developed software.
Cost of subscription revenue for the nine months ended September 30, 2016 increased $3.7 million, or 43%, primarily due to a $1.7 million increase in employee-related expenses as we realigned our operations to support our growing customer base, a $0.7 million increase in amortization expense of internally developed software related to our newest products, a $0.3 million increase in third party service fees related to the expansion of our call center and a $0.3 million increase in data cost expense as we continue to invest in data infrastructure to enable more efficient implementations. Overhead expenses allocated into cost of subscription revenue accounted for $0.3 million of the increase, primarily related to an increase in rent expense attributable to new office spaces leased in the prior year.

Cost of professional services revenue for the three months ended September 30, 2016 decreased $1.6 million, or 29%, primarily due to a $1.3 million decrease in employee-related expenses as a result of the reduction in workforce in the second quarter of 2016 and a $0.2 million decrease in third party service fees as we gained efficiencies in the use of internal resources to launch customers.

Cost of professional services revenue for the nine months ended September 30, 2016 decreased $1.6 million, or 11%, primarily due to a $0.9 million decrease in third party service fees as we gained efficiencies in use of internal resources to launch customers and a $0.6 million decrease in employee-related expenses as a result of the reduction in workforce in the second quarter of 2016.
Gross margin for the three months ended September 30, 2016 improved primarily due to revenue growth of 31% compared to an 8% decrease in associated costs. Gross margin for the nine months ended September 30, 2016 improved primarily due to revenue growth of 33% compared to 8% growth in associated costs. We expect to continue to see favorable overall gross margin trends as we continue to grow the number of launched customers in relation to customers in the implementation phase.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	% Change	$ Change	2016	2015	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$13,143	$16,731	(21)%	$(3,588)	$44,877	$50,835	(12)%	$(5,958)

Sales and marketing expense for the three months ended September 30, 2016 decreased $3.6 million, or 21%, primarily due to a $2.7 million decrease in employee-related expenses and a $0.2 million decrease in recruiting expense due to the reduction in workforce that took place in the second quarter of 2016. Also contributing to the decrease was a $0.5 million reduction in marketing spend as we leveraged our channel relationships.

Sales and marketing expense for the nine months ended September 30, 2016 decreased $6.0 million, or 12%, primarily due to a $3.4 million decrease in employee-related expenses due to the reduction in workforce that took place in the second quarter of 2016 and a $2.2 million decrease in marketing spend as we leveraged our channel relationships.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	% Change	$ Change	2016	2015	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$10,573	$7,868	34%	$2,705	$30,619	$21,853	40%	$8,766

Research and development expense for the three months ended September 30, 2016 increased $2.7 million, or 34%, primarily attributable to a $1.2 million increase in employee-related expenses as we continue to invest in R&D resources to drive innovation and a $1.0 million increase in expense resulting from the non-recurrence of capitalized expenditures that occurred in the prior year.

Research and development expense for the nine months ended September 30, 2016 increased $8.8 million, or 40%, primarily attributable to a $6.0 million increase in employee-related expenses as we continue to invest in R&D resources to drive innovation, a $1.8 million increase in expense resulting from the non-recurrence of capitalized expenditures that occurred in the prior year and a $0.5 million increase in expense related to the use of contractors to assist in our development efforts, such as the releases of new features and functionality on existing products.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	% Change	$ Change	2016	2015	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$5,338	$6,311	(15)%	$(973)	$19,902	$18,291	9%	$1,611

General and administrative expense for the three months ended September 30, 2016 decreased $1.0 million, or 15%, primarily attributable to a $0.3 million decrease in contractor expense as we gained the benefit of our systems and infrastructure investments, a $0.3 million decrease in employee-related expenses and a $0.3 million decrease in recruiting expense as a result of a decrease in hiring efforts due to the reduction in workforce in the second quarter of 2016.

General and administrative expense for the nine months ended September 30, 2016 increased $1.6 million, or 9%, primarily attributable to a net charge of $2.9 million recorded in 2016 related to the settlement of a class action lawsuit. Refer to Note 8 of our Condensed Consolidated Financial Statements for further discussion. This increase was partially offset by a $1.1 million decrease in contractor expense as we gained the benefit of our systems and infrastructure investments.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(35,261)	$(44,911)
Net cash provided by investing activities	51,407	50,071
Net cash provided by financing activities	19,812	3,086
Net increase in cash and cash equivalents	$35,958	$8,246
As of September 30, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $116.4 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
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
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2016 and 2015 was $35.3 million and $44.9 million, respectively. The decrease in cash used is primarily as a result of a decrease in net loss from $60.9 million for the nine months ended September 30, 2015 to $49.5 million for the nine months ended September 30, 2016. The net loss for the nine months ended September 30, 2016 was adjusted for $22.2 million in non-cash expenses that included stock-based compensation of $16.3 million and amortization of deferred commissions of $3.2 million. Working capital uses of cash included a decrease in accrued expenses of $4.0 million, primarily as a result of payout of annual bonuses to our employees in the first quarter of 2016 and a $2.9 million settlement charge for a class action lawsuit, recorded in 2016. These decreases were offset by an increase in accounts receivable of $3.1 million, as a result of timing of billings and collections. Additionally, deferred revenue increased by $3.3 million, primarily as a result of an increase in the amount billed year over year due to an increase in launched customers.
Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2016 and 2015 was $51.4 million and $50.1 million, respectively. This increase was primarily attributable to our investment of $4.1 million in Lyra Health, a behavioral health technology company, in the second quarter of 2015 as well as the non-recurrence of capitalized expenditures of $1.9 million. The increase in cash provided was primarily offset by the timing of purchases, sales and maturities of marketable securities, the net result of which was $53.0 million, and $58.7 million, for the nine months ended September 30, 2016, and 2015, respectively.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was $19.8 million and $3.1 million, respectively. This increase was primarily related to proceeds from issuance of common stock and warrants to SAP Technologies, Inc. Refer to Note 10 of our Condensed Consolidated Financial Statements for further discussion.

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

We lease two office spaces in San Francisco, California with expirations dates in 2017 and 2021, respectively. In anticipation of the expiration of the lease in 2017, we executed an amendment in September 2016 to extend the term of our other lease to 2022 and add incremental rentable square feet (“RSF”). As a result of the amendment, our office space increased by 8,247 RSF. As of September 30, 2016, our future minimum payments for all leases are $18.5 million.
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
Critical Accounting Policies and Estimates

During the nine months ended September 30, 2016, there were no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $116.4 million at September 30, 2016 and $133.8 million as of December 31, 2015. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital and other general corporate purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $0.2 million market value reduction in our investment portfolio as of September 30, 2016. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.1 million as of September 30, 2016. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
On April 2, April 16, April 29, and May 4, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders and underwriters associated with our initial public offering (“IPO”). The lawsuits, which were consolidated on July 22, 2015, were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with our IPO. A consolidated complaint (“Complaint”) was filed on July 23, 2015, alleging claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On September 22, 2015 we filed a demurrer to the Complaint. After briefing and argument, the Court overruled the demurrer as to Plaintiffs’ claims under Sections 11 and 15 and granted with leave to amend, the demurrer to Plaintiff’s claims under Section 12(a)(2). Plaintiffs filed an amended consolidated complaint (“Amended Complaint”) on November 10, 2015. On December 10, 2015, we filed a demurrer to the Section 12(a)(2) claim in the Amended Complaint. On January 28, 2016, the Court again sustained the demurrer to the Section 12(a)(2) claim in the amended Complaint. The Amended Complaint sought unspecified damages and other relief. On March 28, 2016, the parties to the consolidated actions reached a mutually acceptable resolution by way of a mediated cash settlement. The aggregate amount of the settlement under the agreement in principle is $9.5 million. The Court granted preliminary approval of the settlement on July 13, 2016, and the Court granted final approval of the settlement on October 28, 2016. As a result of the settlement the Company recorded a net charge of $2.9 million to general and administrative expense in 2016. This amount represents the portion of settlement that was not covered by insurance and legal fees incurred in 2016 regarding this matter. Funds representing our portion of the settlement amount were moved to escrow in the third quarter of 2016 and we expect them to be paid in the fourth quarter of 2016. While the Company believes it has meritorious defenses to the litigation, the Company is satisfied with this resolution given the risks and expenses associated with further litigation. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss.
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
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $79.9 million, $85.9 million and $62.2 million, during the years ended December 31, 2015, 2014 and 2013, respectively and $49.5 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $346.5 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, if at all.
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
Our offering involves the storage and transmission of customers’ proprietary information, personally identifiable information, and protected health information of our customers’ employees and their dependents, which is regulated under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, collectively HIPAA. Because of the extreme sensitivity of this information, the security features of our offering are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive customer or employee data, including HIPAA-regulated protected health information. A security breach or failure could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, and catastrophic events.
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
We have experienced rapid growth in recent periods, which puts strain on our business, operations and employees. For example, our revenue has increased from $54.0 million for the nine months ended September 30, 2015 to $71.8 million for the nine months ended September 30, 2016. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the reduction in workforce we implemented in 2016, or disposing of, or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. We must also attract, train and retain a significant number of qualified personnel in key areas such as, sales and marketing, customer support, professional services, engineering and management, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters are located in the San Francisco Bay Area.
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
In addition, a significant number of our customer agreements allow customers to terminate such agreements for convenience at certain times, typically with one to three months advance notice. We typically incur the expenses associated with integrating a customer’s data into our health care database and related training and support prior to recognizing meaningful revenue from such customer. Customer subscription revenue is not recognized until our products are implemented for launch, which is generally from three to twelve months from contract signing. If a customer terminates its agreement early and revenue and cash flows expected from a customer are not realized in the time period expected or not realized at all, our business, operating results and financial condition could be adversely affected.
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
Most of our revenue in each quarter is derived from agreements entered into with our customers during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales of and market demand for our offering, and potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. Accordingly, management measures sales performance and forecasts future subscription revenue based on signed annual recurring revenue, or ARR. ARR is a forward-looking metric based on contractual terms in existence as of the end of a reporting period and is subject to change resulting from a number of factors including, but not limited to, addition of new customers, changes in user counts, terminations or non-renewals, as well as upsells and cross-sells. For all of these reasons, the amount of subscription revenue we actually recognize may be different from ARR at the end of a period in which it was recorded. In addition, we may be unable to adjust our cost structure rapidly, or at all, to take account of reduced revenue. Our subscription model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable term of the agreement. Accordingly, the effect of changes in the industry impacting our business or changes we experience in our new sales may not be reflected in our short-term results of operations.

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
To date we have derived a substantial majority of our revenue from sales of our core Castlight platform, and our longer-term operating results and continued growth depend in part on our ability to successfully develop and sell new products and services that our new and existing customers want and are willing to purchase. In addition to our core Castlight platform, we have introduced a number of product cross-sells, such as our Castlight Pharmacy, Castlight Dental, Castlight Action, Castlight Elevate, Castlight Protect, and Castlight Rewards, but it is uncertain whether these products and services will result in significant revenue or comprise a significant portion of our total revenue. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing offering and introduce new high quality products and services. If existing customers are not willing to make additional payments for such new products, or if new customers do not value such new products, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively communicated and brought to market.

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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2016 and 2015, our net cash used in operating activities was $35.3 million and $44.9 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, during the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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
In addition, supporting large customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. Furthermore, if we are unable to address the needs of these customers in a timely fashion or further develop and enhance our offering, or if a customer or its employees are not satisfied with our quality of work, our offering or professional services then we could incur additional costs to address the situation. In addition, we may be required to issue credits or refunds for pre-paid amounts related to unused services, the timing of recognition of revenue for, and the profitability of, that work might be impaired and the customer’s dissatisfaction with our offering could damage our ability to expand the number of products and services purchased by that customer. These customers may not renew their agreements, seek to terminate their relationship with us or renew on less favorable terms. Moreover, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to retain or compete for new business with current and prospective customers. If any of these were to occur, our revenue may fail to grow at historical rates or at all, or may even decline, and our operating results could be adversely affected.
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
Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of patent, trademark, copyright and trade secret laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees, consultants and contractors to enter into confidentiality, noncompetition and assignment of inventions agreements. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. While we have two U.S. patent applications pending, and we currently have one issued U.S. patent, we cannot ensure that any of our pending patent applications will be granted or that our issued patent will adequately protect our intellectual property. In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, or may be successfully challenged by third parties. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market solutions similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Further, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our offering, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business.
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
We are currently and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, in April and May, 2015, a series of purported securities class action lawsuits was filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders, and underwriters associated with our IPO. These lawsuits were brought by purported stockholders of our company seeking to represent a class consisting of all those who purchased our stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with our IPO. The lawsuits, which were consolidated on July 22, 2015, seek unspecified damages. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. On March 28, 2016, the parties to the consolidated actions reached a mutually acceptable resolution by way of a mediated cash settlement. The aggregate amount of the settlement under the agreement in principle is $9.5 million. The Court granted preliminary approval of the settlement on July 13, 2016, and the Court granted final approval of the settlement on October 28, 2016. As a result of the settlement the Company recorded a net charge of $2.9 million to general and administrative expense in 2016, which was paid out by the Company in the third quarter of 2016. This amount represents the charge for this matter that was not covered by insurance. While the Company believes it has meritorious defenses to the litigation, the Company is satisfied with this resolution given the risks and expenses associated with further litigation. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss. Regardless of the final outcome, this or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.
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
General worldwide economic conditions have experienced a significant downturn, and market volatility and uncertainty remain widespread, making it extremely difficult for our customers and us to accurately forecast and plan future business activities. For example, in June 2016, the decision by referendum to withdraw the United Kingdom (U.K.) from the European Union caused significant volatility in global stock markets, including those in the U.S., and fluctuations in currency exchange rates. The results of this referendum, or other global events, may continue to create global economic uncertainty not only in the U.K., but in other regions, including where we do business. In addition, these conditions could cause our customers or prospective customers to decrease headcount, benefits or human resources budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new customer acquisition and loss of customers. Furthermore, during challenging economic times, our customers may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions might impair the ability of our customers to pay for the products and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.
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
The dual class structure of our common stock will have the effect of concentrating voting control with our executive officers (including our Chief Executive Officer) and directors and their affiliates; this will limit or preclude a stockholder’s ability to influence corporate matters.
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
Because of our dual class common stock structure, the holders of our Class A common stock, who consist of our founders, directors, executives, employees, will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As of September 30, 2016, our executive officers and directors and their affiliates own 32.4% of our outstanding Class A common stock and Class B Common Stock, combined. However, because of our dual class common stock structure our executive officers and directors and their affiliates have 56.7% of the total votes in each of the matters identified in the list above. This concentrated control by our Class A common stockholders will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that a stockholder may feel are in its best interests.
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

•
in certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. The holders of our Class A common stock own 52.4% and the holders of our Class B common stock own 47.6% of the outstanding shares of Class A common stock and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 91.7% and holders of our Class B common stock have 8.3% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A common stock and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have 52.4% and holders of our Class B common stock have 47.6% of the total votes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
None

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

None

Item 5. Other Information

None

Item 6. Exhibits and Financial Statement Schedules.
(a) Exhibits.
The Exhibits listed below are filed as part of this Form 10-Q

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.15	Amendment to the Lease Agreement by and between 150 Spear Street, LLC and the Company.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
_______________________

*
The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CASTLIGHT HEALTH, INC.
Date: November 2, 2016	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
__

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.15	Amendment to the Lease Agreement by and between 150 Spear Street, LLC and the Company.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
_____________________

*
The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.