Form 10-K
period 2016-12-31
CASTLIGHT HEALTH, INC.
filed 2017-03-01
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No [x]

Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second quarter, which was June 30, 2016, the aggregate market value of its shares (based on a closing price of $3.96 per share) held by non-affiliates was approximately $273.5 million. As of February 24, 2017, there were 54,288,009 shares of the Registrant’s Class A common stock outstanding and 51,106,127 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s year ended December 31, 2016, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Part I
Item 1. Business
Overview

Castlight offers a health benefits platform that engages employees to make better health decisions and enables employers to communicate and measure their benefit programs. We provide a simple, personalized and powerful experience that engages employees and helps guide them to the right care, right provider and right program at the right time. Meanwhile, we help enable employers to understand their employees’ needs with real-time insights into employee engagement with benefits and programs. This allows benefit leaders to monitor and adjust their strategies throughout the year. Our comprehensive health benefits platform offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data transparent and useful. Our products deliver strong employee engagement and enable employers to integrate disparate benefit programs into a single platform available to employees and their families. Ultimately, we enable organizations and their employees to improve outcomes, lower health care costs, and increase benefits satisfaction.

U.S. health care spending is forecasted to total approximately $3.66 trillion in 2017, with $1.21 trillion of this amount to be paid by U.S. employers, according to the Centers for Medicare and Medicaid Services, or CMS. In addition, 73% of employees don’t fully understand their benefits and as a result they are not making good health decisions.

We believe that controlling costs and improving quality of care for employees and thereby driving efficiency in the overall health care market can be achieved by technology solutions that are capable of addressing the scale and complexity of the U.S. health care industry.

Our health benefits platform leverages complex external data and our substantial user base to provide a single, end-to-end solution that integrates benefit programs and engages employees through personalized, timely communications. Our offering provides employers the opportunity to communicate, measure, and get more value out of their benefits and programs on a real-time basis. We obtain external data from a diverse array of sources, such as health care providers, insurance companies, governmental agencies and quality-monitoring organizations, as well as internal data we generate from the usage of our products. Our team of engineers, data scientists, and clinicians applies sophisticated data science techniques, including predictive modeling and epidemiological analytics that leverage our database to drive insights and provide a deeply personalized experience for our users.

We believe that we are well positioned to leverage our use of large amounts of health care related data, sophisticated data analytics, strong customer portfolio and early-mover advantage to play a significant role in dramatically improving the efficiency of the U.S. health care system.
Our Opportunity

We believe there is a significant opportunity to offer a comprehensive, technology-based solution to reduce the massive waste and inefficiencies associated with the approximately $1.21 trillion that employers are projected to spend on health care in the United States in 2017. By combining innovations in big data analytics, software and services delivery models and consumer-oriented web and mobile products with deep health care domain knowledge and a platform for integrating third-party data and applications, we believe we are well positioned to play a central role in dramatically improving the efficiency of the U.S. health care system.
Our Solution

We have developed a new category of platform that helps engage employees to make better health decisions and enables employers to communicate and measure their benefit programs.

The key components of our health benefits platform include:

A Simple Way to Learn About and Access Benefits

We simplify the health care decision-making process for employees and their families by providing highly relevant, personalized and timely information that encourages informed choices before, during, and after receiving health care. Leveraging our robust data, analytics, and search capabilities, we deliver a highly personalized and differentiated health care shopping experience that includes individualized out-of-pocket cost estimates, clinical quality, patient satisfaction and provider demographic information. Employer programs are integrated into the platform and promoted to employees in relevant situations to help drive increased utilization of valuable benefits and services such as tele-health, second opinion programs and wellness offerings. Additional features include the ability to manage a care team, personalized tips, evidence-based clinical guidelines, educational content, benefit guides and real-time spend and deductible information. By empowering employees and their families with easy-to-use information, we enable them to make better, “market-based” decisions that avoid excessive prices and low quality or unnecessary care, creating significant value for both employees and employers.

Personalized Information When Employees Need It The Most

Our predictive analytics capabilities enable personalized and timely employee communications to impact behavioral change and create lasting employee engagement. Our platform identifies segments of the employee population with particular health needs and can automatically launch “one-click” campaigns to identified audiences, such as employees with back pain or diabetes. Campaigns include clinically validated and highly relevant information that has undergone rigorous testing to resonate with identified employee populations. In addition, our platform continually responds to employee “search and use” information to provide ongoing decision support and guidance. These real-time communications guide employees to the right care and right provider at the right time to improve health care outcomes. This level of automation allows benefit leaders to concentrate their time and resources on other business priorities while meeting the health benefit needs of their employee populations.

Timely Outreach to Guide Employees When They Need It The Most

We provide benefit leaders with real-time insight into employee population health needs and benefit utilization to evaluate and optimize health benefit programs year-round. Previously, benefit leaders have often relied on historic claims data, preventing them from responding to changing employee population health needs in a timely fashion. This data lag has dramatic consequences. Real-time insights into employee health needs allow employers to proactively help employees with information and appropriate care when they need it. Our engagement data also enables confidential real-time population segmentation for benefit leaders to understand the needs of specific employee populations, all while adhering to HIPAA standards. This segmentation allows benefits leaders to pilot programs to specific populations in need, such as second opinion programs for employees assessing back surgery options. Ultimately, real-time visibility helps enable our customers to drive employee engagement and evaluate the success of their plans, programs, and vendors to optimize their benefit strategies.

We are able to provide our solution in a unique way as a result of the following factors:

Trusted and Proven Market Leader

As an independent technology company in the health care industry, we believe we are a trusted source of health care decision support that is available to millions of employees across the U.S. We believe our impartiality is an important attribute for our relationships with our customers, as well as their employees and families, and allows us to collaborate with health plans, health care providers, and broader health care stakeholders. As of December 31, 2016, 211 customers were in contract with Castlight to provide their employees with a confidential platform to help make informed health care decisions. We have significant experience deploying its platform with large-scale employers. Our multi-disciplinary team of leading engineers, clinicians, developers and marketers enables us to continue to innovate and bring products to our customers that help enable employees to lead healthier lives and companies to get the most from their health benefits.

Unique Data and Proprietary Analytics

The foundation of our health benefits platform is the unique data and proprietary analytics that power our offering. Our platform integrates, organizes, and presents data from across the fragmented and complex health care landscape in an engaging, user-friendly way. Prior to our efforts in this area, much of this data had been inaccessible to employers, employees and their families. We work with all major health plans and many of the largest pharmacy benefits managers and dental carriers and have one of the broadest sets of pricing data in the industry. In addition to pricing, our data foundation includes data from numerous validated and nationally recognized quality sources, as well as real-time employee search and benefit utilization information.     With this data, our team has developed proprietary analytic techniques to transform unstructured data from disparate sources into actionable information, including price and quality of thousands of health care products and services, population segmentation, employee engagement, and benefit performance. With real-time employee use and engagement data, we employ predictive modeling to identify patients who will most benefit from early intervention and outreach. Our platform uses this analytics engine to identify patterns of inefficient behavior for large populations of employees and their families, complying to strict HIPAA parameters, thereby enabling employers to take actions intended to optimize benefit plans, reduce health care costs, and drive behavioral change.

Integrated Platform for Both Employer and Employee

By bringing a company’s entire health benefits portfolio into a single platform, we help enable both employee and employers to manage and make the most out of their health benefits. We integrate our customers’ complete health benefits offerings into a single platform so that employees have easy access to all of their health benefits in one place. With this convenient and, comprehensive view, employees are better positioned to understand their benefit options and to increase engagement and utilization across all of their health benefits offerings. In addition to medical, dental, pharmacy, and behavioral health plans, our platform also integrates with many third-party vendors and programs, including health savings accounts, tele-medicine, tele-therapy, and disease management providers to provide a comprehensive health benefits experience. As employees use our product, our engagement tracking capabilities, coupled with claims data, enable us to segment populations of employees based on their health needs. This segment data is presented to benefit leaders as HIPAA-compliant, confidential real-time insights to enable highly personalized, automated, and relevant communications back to employees to further engage and motivate. The data exchange between employee and employer is designed to become a virtuous cycle, making the data more powerful, the experience more engaging, and the platform more robust.

Our Products

We offer a health benefits platform that engages employees to make better health care decisions and enables employers to communicate and measure their benefits programs. We provide a simple, integrated experience for employees that helps them understand and access their health benefits while guiding them to the right care, right provider, and right program at the right time; uses personalized, timely communications that proactively engage employees in their health and drive better decisions at their point of need; and provides real-time insight into employee engagement with benefits and programs, enabling employers to monitor and adjust their strategies throughout the year.

We sell the health benefits platform through two packages. Castlight Engage represents the full power of our platform. Castlight Connect represents our decision support solution for medical and pharmacy health decisions as well as integration of third-party programs.

All customers purchase our core health benefits technology:

•
Castlight Health Benefits Platform. The functionality of the core Castlight technology is available to all of our customers. Our core technology includes both an employee and a benefits professional experience. The employee-facing web and mobile experiences simplify health care decision making for employees and their families by providing highly relevant, personalized information for medical services that enable informed choices before, during and after receiving health care. The intuitive, natural language search experience includes personalized out-of-pocket cost estimates, clinical quality, patient satisfaction and provider demographic information. Employer programs are integrated into the platform and promoted to employees in relevant situations to drive increased utilization of valuable benefits and services like tele-health, second opinion programs and wellness offerings. Additional features include the ability to manage a tailored care team, personalized tips, evidence-based clinical guidelines, educational content, benefit guides and real-time spend and deductible information. The benefits professional experience empowers human resource leaders with real-time insights into employee engagement with the platform, benefits and programs to identify opportunities to drive better employee engagement and improved outcomes.

Customers who purchase both Castlight Connect and Castlight Engage also receive decision support around pharmacy health decisions and Castlight Rewards:

•
Castlight Pharmacy. Castlight Pharmacy delivers information to guide employees and their families on how to manage their prescription drug spending. Our pharmacy product enables them to easily search for cost estimates for specific medications at convenient retail locations as well as mail order alternatives and presents multiple ways to save including using generic equivalents and therapeutic area alternatives. Additionally, Castlight Pharmacy is capable of driving improved drug compliance through prescription refill reminders and interfaces with other third-party applications to change and fulfill prescriptions.

•
Castlight Rewards. Castlight Rewards is an incentive system to motivate employees to make better health care decisions. Employers can use Castlight Rewards to encourage employees to learn about their health care, engage with us and a variety of other desired behaviors.

The Engage package includes Castlight Action, offering customers the full platform, in addition to the functionality offered in Castlight Connect:

•
Castlight Action. Castlight Action is a fully automated solution for benefits professionals to leverage data and predictive analytics to connect employees to the right benefits and programs throughout the year, in a HIPAA-compliant manner. It surfaces insights to the benefits leader, segments and targets the relevant population using personalized, multi-channel campaigns with specific behavior change goals, and delivers real-time aggregate reporting on the impact of those campaigns to the benefits leader. Castlight Action helps enable benefits leaders to unlock the full value of their benefits strategy by bringing the power of data to enable better employee decision-making.

Additionally, all customers may purchase Castlight Elevate as a cross-sell product, and Castlight Dental is included as an add-on where available:

•
Castlight Elevate. Castlight Elevate helps employees working through behavioral health conditions or triggers such as depression, anxiety, substance use disorder, insomnia, and stress. Castlight Elevate breaks down the barriers to behavioral health treatment by enabling employees to research behavioral health services, make educated treatment choices, and begin care, all through a personalized experience.

•
Castlight Dental. Castlight Dental provides a comprehensive solution for employees to understand and manage their oral health and dental spend. Our dental product enables employees to search for specific dental procedures, understand the coverage and overall cost of the care, and make optimal choices. Further, Castlight Dental educates employees about common oral health conditions, driving health, productivity, and increased benefit satisfaction for employees.

Our Services

We provide a range of services to help employers implement and maximize the value of our offering, including:

•
Communication and Engagement Services. We offer communications services to drive employee engagement with our offering that span educational presentations, email campaigns, print collateral and employer-specific media. Communications initiatives are typically run during open enrollment, time of product launch and periodically post launch, and are designed to drive employee engagement and change management. The fees for these services are included as part of our contracts.

•
Implementation Services. We provide implementation services to our customers to help ensure successful deployment of our offering, including executing required data feeds, loading customer data, configuring products, integrating with third-party and other applications and comprehensive testing. The fees for these services are included as part of our contracts.

•
Customer Support. We offer end user support to help ensure effective employee use of our platform. We provide telephonic, live chat and email support for employees and their families in the areas of account maintenance, technical issue resolution, and navigation of online services. In addition, we assist employees with finding care, understanding their benefits, and interpreting past claims, bills, and total spend. We also enable employees who may have limited computer access to obtain their personalized health care information using our customer support personnel. The fees for these services are included as part of subscriptions to our products.

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reportable segment. All of our revenue is recognized in the United States and all of our long-lived assets are located in the United States.

Customers

As of December 31, 2016, we had 211 signed customers. Together, our customers encompass millions of eligible employees and their families. Our customers consist primarily of large self-insured employers, representing a wide range of industries, such as education, manufacturing, retail, technology and government, and includes some of the largest employers in the United States. We also have customers in the mid-market which we define as ‘Growth’ customers. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large corporation, which has entered into a master subscription agreement with us to access our platform, including customers that are in the process of deploying our platform to employee populations.

For the year ended December 31, 2016, the Administrative Committee of the Wal-Mart Stores, Inc., Associates’ Health and Welfare Plan, or the Wal-Mart Plan, represented approximately 10% of our total revenue.

Employees and Culture

We view our employees and company culture as critical assets for our business and a source of competitive strength. Our leadership team is focused on supporting our employees and fostering our unique culture. We believe this has enabled us to attract and retain some of the best minds in technology and health care to build and advance our platform.

As of December 31, 2016, we had a total of 381 full-time employees. We also engage contractors and consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Sales and Marketing

We have a hybrid sales model that leverages a national direct sales organization, supported by strong channel partner relationships. Our direct sales team comprises enterprise-focused field sales professionals who are organized by geography. Our field professionals are supported by a sales operations staff, including product technology experts, lead generation professionals and sales data experts. We have also increased our focus on indirect sales through a variety of channels. We are investing in our relationships with key industry participants including benefit consultants, brokers, group purchasing organizations, health plan partners and enterprise software providers. These channel partners can support our sales efforts to varying degrees by sourcing prospects, and working in collaboration with our direct sales team during the sales process. Through these relationships, we are able to reach a broader set of potential customers and leverage existing relationships to promote our health benefits platform and products and potentially accelerate our sales cycle relative to what we have seen in the past.

We also generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs and strategic relationships. Our marketing programs target human resource executives and benefits leaders in addition to senior business leaders and health care and benefits channel partners. Our principal marketing programs include use of our website to provide information about our company and our software services, as well as learning opportunities for potential customers, demand generation, field marketing events, integrated marketing and direct e-mail campaigns and participation in, and sponsorship of, user conferences, industry events, trade shows and customer conferences.

Research and Development

Our ability to compete depends, in large part, on our continuous commitment to rapidly introduce new products services, technologies, features and functionality. Our research and development organization is responsible for the design, development, testing and certification of our offering. We focus our efforts on developing new products and core technologies and further enhancing the usability, engagement, perceived value, and retention and expansion of our installed base of customers.

Research and development expenses were $40.5 million, $30.1 million, and $22.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The architecture, deployment and management of our technology are focused on:

•
Scalability. We have developed a robust and scalable data architecture infrastructure, which allows for automated loading and normalization of numerous data sources, including billions of claim transactions in our data warehouse.

•
Standardization. Our technology assimilates structured and unstructured data from disparate sources, and employs unique algorithms to convert these data into user-friendly information for our users. Additionally, we operate using Services Oriented Architecture principles, with a platform of services that serve to deliver the application in a scalable and standardized way.

•
Security. We maintain a formal and comprehensive security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches and prevent unauthorized access to our data or the data of our customers. We strictly regulate and limits all access to on-demand servers and networks at our production and remote backup facilities. All users are authenticated, authorized and validated before they can access our system. Users must have a valid user ID and associated password to log on to our services. We require Transport Layer Security between the user’s browser and our servers to protect data in transit. Encrypted backup files are transmitted over secure connections to redundant storage in a secondary data center.

We currently host our products and serve all of our customers from data centers located in Arizona and Colorado. We rely on third-party vendors to provide infrastructure support for our data centers, which are designed to host computer systems that require high levels of availability and have redundant subsystems and compartmentalized security zones. We utilize commercially available hardware for our data center servers. Our data center facilities employ advanced measures to ensure physical integrity, including redundant power and cooling systems and advanced fire and flood prevention.

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

Data Collaborations. We work with health plans, pharmacy benefit managers, or PBMs and dental plans, behavioral health plans, and HSA providers to support our mutual customers. We have relationships with many national and regional health plans, PBMs, dental insurers, behavioral health plans, and health savings plans. These collaborations provide us with claims, balance integrations and other data on behalf of our employer customers. We have developed technologies in collaboration with several payers including real-time integrated APIs and our Castlight Protect product. The increasing number of data integrations we have in place is helping to position us as a health benefits platform for our customers, and enables employers to consolidate their myriad sources of benefits information toward a single point of reference.

Channel Relationships. We have relationships with channel partners, which complement our direct sales capabilities. These relationships and strategies include a focus on brokers, consultants, health plans and enterprise software providers. Through these relationships, we gain the leverage to reach a broader set of potential customers and leverage existing relationships to promote our health benefits platform and products to cross-pollenate customer opportunities.

We continue to take steps to expand our partnership with Anthem, Inc. to deliver greater shared value to our customers. Together, Castlight and Anthem are creating new and innovative solutions to offer enhanced technology, improved data sharing and easier, faster implementation processes for our joint customers. We are also working with Anthem to roll out a broader, highly integrated mobile-first engagement platform for new and existing Anthem accounts. Additionally, we have developed the base technology underlying Anthem’s core transparency offering, which Anthem is rolling out to its book of business in a phased approach.

We have also entered into a strategic partnership with SAP. As part of the partnership, SAP purchased 4.7 million shares of Class B common stock in Castlight Health, resulting in SAP holding 4.7% post-issuance of the currently-outstanding common shares of our company, at a price per share of $3.77, for approximately $18 million in cash. SAP also received a warrant in connection with its stock purchase, under which SAP has the right to purchase an additional 1.9 million shares of our Class B common stock subject to certain conditions, at $4.91 per share. In addition to the investment, SAP and our company intend to enter into a distribution relationship to complement the SAP Success Factors Human Capital Management (HCM) Suite with our health benefits platform. Finally, as part of the partnership, we are working with the SAP Connected Health platform to help develop their presence in the healthcare space.

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

Competition

Our market is in an early stage of development, but is rapidly evolving and competitive. As our platform continues to mature, increased functionality is pushing us into direct competition with historically adjacent markets. We currently face competition from both existing and emerging vendors across a variety of categories. The three primary categories today are traditional healthcare cost and quality providers, employee benefits communications providers, and high touch advocacy/concierge services.

Traditional transparency competitors include independent third-party tool vendors, such as Change Healthcare Corporation and Healthcare Blue Book, as well as health plans or vendors selling primarily to health plans, such as Aetna Inc., Cigna Corporation, United Healthcare Group, Inc. Healthsparq Inc. and MDX Medical, Inc. doing business as Vitals.
In addition to traditional competitors, we are also beginning to encounter competitive pressure during sales opportunities in which a single platform, high touch concierge services, or employee communications is the primary focus for the customer. Vendors in this category include Evive Health, Compass and Health Advocate.

We expect competition to increase as other established and emerging companies enter our industry, as customer requirements evolve, and as new products and technologies are introduced.

The principal competitive factors in our industry include:

•	ability to curate complex data from multiple sources and present it through an easy to navigate user interface;

•	capability for customization through configuration, integration, security, scalability and reliability of products;

•	ease of use and rates of user engagement;

•	complimentary technology platform and high touch services;

•	breadth and depth of application functionality;

•	competitive and understandable pricing;

•	size of customer base and level of user engagement;

•	depth of access to third-party data sources;

•	ability to integrate with legacy enterprise infrastructures and third-party applications;

•	ability to innovate and respond rapidly to customer needs and regulatory changes;

•	domain expertise in benefits and health care consumerism;

•	accessibility on any browser or mobile device;

•	clearly defined implementation timeline; and

•	customer branding and styling.
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

As of December 31, 2016, we had one issued patent and three patent applications pending in the United States. Our issued patent expires on July 27, 2031. We own and use trademarks on or in connection with our products and services, including both unregistered common law marks and issued trademark registrations in the United States. We have trademark applications pending to register marks in the United States. We have also registered numerous Internet domain names. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our products are more essential to establishing and maintaining our technology leadership position.

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our offering. In addition, policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective.

We expect that we and others in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time. Any such claim could pose a substantial distraction to the management of the company. A successful claim of this type may be costly and could require us to spend substantial time and effort in making our offering non infringing.

Strategic Acquisition

On January 4, 2017, we entered into an Agreement and Plan of Merger and Reorganization (which is referred to as the merger agreement) with Jiff, Inc. ("Jiff"), an enterprise health benefits platform provider. Jiff redefined the wellbeing industry with an exceptional, mobile-first user experience and a large ecosystem of health partnerships available in the market. Jiff serves as a central hub for wellbeing and other benefit programs, with a single point of access for employees. Jiff’s app-store approach integrates more than 50 health solutions that sync seamlessly with its back-end system. In addition, an employer can allow virtually any vendor to connect to the platform, whether or not Jiff has integrated with them in the past. Jiff then personalizes recommendations for each employee based on the most relevant tools for their health needs and preferences. This is all delivered through a user experience that brings together the latest advancements in incentive design, social theory, and game mechanics - optimizing engagement.

We intend to hold a special meeting of our stockholders on March 17, 2017 to ask for shareholder approval of the shares to be issued in this acquisition. For more information refer to the Company’s S4 statement filed with the Securities and Exchange Commission on February 2, 2017 and as amended on February 13, 2017.

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

Healthcare Reform

Our business could be affected by changes in health care laws, including without limitation, the Patient Protection and Affordable Care Act, or ACA, which was enacted in March 2010. ACA is changing how health care services are covered, delivered and reimbursed through expanded coverage of individuals, changes in Medicare program spending and insurance market reforms.

While most of the provisions of ACA and other health care reform legislation will not be directly applicable to us, they may affect the business of many of our customers, which may in turn affect our business. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of ACA or other health care reform on our business model, financial condition, or results of operations, negative changes in the business of our customers and the number of individuals they insure may negatively impact our business.

Requirements Regarding the Privacy and Security of Personal Information

HIPAA and Other Privacy and Security Requirements. There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, collectively HIPAA, establishes privacy and security standards that limit the use and disclosure of protected health information and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Our health plan customers, as well as health care clearinghouses and certain providers with which we may have or may establish business relationships, are covered entities that are regulated under HIPAA. The Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010, significantly expanded HIPAA’s privacy and security requirements. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” who are independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Under HIPAA and our contractual agreements with our customers, we are considered a “business associate” to our customers and thus are directly subject to HIPAA’s privacy and security standards. In order to provide our covered entity customers with services that involve the use or disclosure of protected health information, HIPAA requires our customers to enter into business associate agreements with it. Such agreements must, among other things, require us to:

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
If we are unable to properly protect the privacy and security of health information entrusted to it, our offering may be perceived as unsecure, it may incur significant liabilities, and customers may curtail their use of or stop using our offering.

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
We have implemented and maintained physical, technical and administrative safeguards intended to protect all personal data, and have processes in place to assist it in complying with all applicable laws, regulations and contractual requirements regarding the protection of these data and properly responding to any security breaches or incidents. However, we cannot be sure that these safeguards are adequate to protect all personal data or to assist us in complying with all applicable laws and regulations regarding the privacy and security of personal data and responding to any security breaches or incidents. Furthermore, in many cases, applicable state laws, including breach notification requirements, are not preempted by the HIPAA privacy and security standards and are subject to interpretation by various courts and other governmental authorities, thereby complicating our compliance efforts. Additionally, state and federal laws regarding deceptive practices may apply to public assurances we give to individuals about the security of services we provide on behalf of our contractual customers.

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

Item 1A. Risk Factors
The risks and uncertainties described below are not the only ones we face. In addition, you should read and consider the risks associated with the proposed acquisition of Jiff, Inc., which can be found in our Prospectus dated February 22, 2017 filed on February 22, 2017 pursuant to Rule424(b)(3) relating to the Registration Statement on Form S-4, as amended (No. 333- 215861) in the sections entitled “Risk Factors-Risks Related to the Merger,” “Risk Factors-Risks Related to the Combined Company,” which sections are incorporated by reference into this Annual Report on Form 10-K and is filed as Exhibit 99.1 hereto. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our Class B common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business
We have a history of significant losses, which we expect to continue for the foreseeable future, and we may never achieve or sustain profitability in the future.
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $58.5 million, $79.9 million and $85.9 million, during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $355.6 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, if at all.
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

We have encountered and will continue to encounter risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future offerings, competition from other companies, acquiring and retaining customers, managing customer deployments, hiring, integrating, training and retaining skilled personnel, developing new products and services, determining prices for our products, handling unforeseen expenses and managing challenges in forecasting accuracy. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these risks and uncertainties successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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
Our market is new and unproven, and it is uncertain whether we will achieve and sustain high levels of demand and market adoption. Our success depends to a substantial extent on the willingness of employers to increase their use of our health benefits platform, the ability of our products to increase employee engagement, as well as on our ability to demonstrate the value of our offering to customers and their employees and to develop new products that provide value to customers and users. If employers do not perceive the benefits of our offering or our offering does not drive employee engagement, then our market might develop more slowly than we expect or even shrink, which could significantly adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.
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
We may experience cyber-security and other breach incidents that may remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against us, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, in the event that our customers authorize or enable third parties to access their data or the data of their employees on our systems, we cannot ensure the complete integrity or security of such data in our systems as we would not control that access. If an actual or perceived breach of our security occurs, or if we are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers or suffer other reputational harm.
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

•
seasonal and other variations in the timing of the sales of our offering, as a significantly higher proportion of our customers enter into new subscription agreements with us or renew previous agreements in the third and fourth quarters of the year compared to the first and second quarters. As we continue to leverage our channel relationships and expand our business, there is no assurance this seasonality will continue;

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
We have experienced rapid growth in recent periods, which puts strain on our business, operations and employees. For example, our revenue has increased from $75.3 million for the year ended December 31, 2015 to $101.7 million for the year ended December 31, 2016. Our customer base grew to 211 customers as of December 31, 2016. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the reduction in workforce we implemented in 2016, or disposing of, or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. We must also attract, train and retain a significant number of qualified personnel in key areas such as, sales and marketing, customer support, professional services, engineering and management, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters are located in the San Francisco Bay Area.
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
Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the year ended December 31, 2016, our top 10 customers by revenue accounted for 33% of our total revenue and the Administrative Committee of the Wal-Mart Stores, Inc., Associates’ Health and Welfare Plan represented approximately 10% of our total revenue. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.
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
The market for our products and services is competitive, and we expect the market to attract increased competition, which could make it hard for us to succeed. We currently face competition for sub-components of our offering from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include but are not limited to Change Healthcare Corporation, Healthcare Bluebook, HealthSparq Inc. and MDX Medical. In addition to traditional competitors, we are also beginning to encounter competitive pressure during sales opportunities in which a single platform, high touch concierge services, or employee communications is the primary focus for the customer. Vendors in this category include Evive Health, Compass and Health Advocate. In addition, large, well-financed health plans, with whom we cooperate and on whom we depend in order to obtain the pricing and claims data we need to deliver our offering to customers, have in some cases developed their own cost and quality estimation tools and provide these solutions to their customers at discounted prices or often for free. These health plans include, for example, Aetna Inc., Cigna Corporation, and UnitedHealth Group, Inc. Competition from specialized software and solution providers, health plans and other parties may result in pricing pressure, which may lead to price decline in certain product segments, which could negatively impact our sales, profitability and market share. In addition, if health plans perceive continued cooperation with us as a threat to their business interests, they may take steps that impair our access to pricing and claims data, or that otherwise make it more difficult or costly for us to deliver our offering to customers.

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

If health care benefits trends shift or entirely new technologies are developed that replace existing offerings, our existing or future offerings could be rendered obsolete and our business could be adversely affected. In addition, we may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new products and enhancements
We may require additional capital to support business growth, and this capital might not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2016 and 2015, our net cash used in operating activities was $37.0 million and $56.9 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, during the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.

Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we will discover additional problems that prevent our proprietary products from operating properly. In addition to our core Castlight platform, we are currently implementing software with respect to a number of new products and services, including our Castlight Pharmacy, Castlight Dental, Castlight Action, Castlight Elevate, Castlight Protect and Castlight Rewards. If our offering does not function reliably or fails to achieve customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients which would adversely affect our operating results

Moreover, data services that are as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects or errors in our existing or new software and products and services may arise in the future and may result from interface of our offering with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. These defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our health benefits platform might discourage existing or potential customers from purchasing our offering from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating results.
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

Problems faced by our third-party data center locations could adversely affect the experience of our customers. The operator of the data centers could decide to close the facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by the operator of the data centers or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers or any disruptions or other performance problems with our product offering could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenue, increase our costs associated with remediation or cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to potential liability or adversely affect our renewal rates
The information that we provide to our customers, and their employees and families, could be inaccurate or incomplete, which could harm our business, financial condition and results of operations.
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
Our marketing efforts depend significantly on our ability to call on our current customers to provide positive references to new, potential customers. Given our limited number of long-term customers, the loss or dissatisfaction of any customer could substantially harm our brand and reputation, inhibit the market adoption of our offering and impair our ability to attract new customers and maintain existing customers. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of patent, trademark, copyright and trade secret laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees, consultants and contractors to enter into confidentiality, noncompetition and assignment of inventions agreements. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. While we have three U.S. patent applications pending, and we currently have one issued U.S. patent, we cannot ensure that any of our pending patent applications will be granted or that our issued patent will adequately protect our intellectual property. In addition, if any patents are issued in the future, they may not provide us with any competitive advantages, or may be successfully challenged by third parties. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market solutions similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Further, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our offering, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. The failure to adequately protect our intellectual property and other proprietary rights could materially harm our business

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.
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

We have been in the past and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, in April and May, 2015, a series of purported securities class action lawsuits was filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders, and underwriters associated with our IPO. These lawsuits were brought by purported stockholders of Castlight seeking to represent a class consisting of all those who purchased our stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with our IPO. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. On March 28,

2016, the parties to the consolidated actions reached a mutually acceptable resolution by way of a mediated cash settlement. The aggregate amount of the settlement under the agreement in principle is $9.5 million. The Court entered final approval of the settlement on October 28, 2016. As a result of the settlement we recorded a net charge of $2.9 million to general and administrative expense in 2016, which was paid out by us in the third quarter of 2016. This amount represents the portion of settlement that was not covered by insurance and legal fees incurred in 2016 regarding this matter. Funds representing our portion of the settlement amount were moved to escrow in the third quarter of 2016. Future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.
Acquisitions of other companies or technologies could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
On January 4, 2017, we announced our intent to acquire Jiff, Inc., of Jiff. We will issue approximately 27 million shares and options at the closing of the transaction to former Jiff equity holders, representing approximately 20 percent of the combined company on a fully-diluted basis. The issuance of up to an additional 4 million shares is contingent on the achievement of specific growth objectives for the Jiff business in 2017. We intend to hold a special meeting of our stockholders on March 17, 2017 to ask for shareholder approval of the shares to be issued in this acquisition. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures.
In addition, we may in the future seek to acquire or invest in businesses, products and services or technologies that we believe could complement or expand our offering, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

We have limited experience in acquiring other businesses. If we complete the acquisition of Jiff or acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

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

In addition, a significant portion of the purchase price of Jiff is, and other companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

The acquisition of Jiff will result, and other acquisitions could also result, in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class B common stock may be negatively affected.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, provide a management report on the internal control over financial reporting. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company”, as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm concludes we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class B common stock could be negatively affected and we could become subject to investigations by the New York Stock Exchange, on which our securities are listed, the SEC or other regulatory authorities, which could require us to obtain additional financial and management resources.
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
Risks Related to Our Class B Common Stock
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
The price of our Class B common stock could decline if there are substantial sales of our Class B common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares of our Class B common stock intend to sell their shares, and may make it more difficult for stockholders to sell Class B common stock at a time and price that they deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our Class B common stock.
In addition, certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of the resale of these shares under the Securities Act would generally result in the shares becoming freely tradable without restriction. Any sales of securities by existing stockholders could adversely affect the trading price of our Class B common stock. We also registered shares of Class B common stock that we have issued and may issue under our employee equity incentive and employee stock purchase plans. These shares may be sold freely in the public market upon issuance.
The dual class structure of our Class A and Class B common stock will have the effect of concentrating voting control with our executive officers (including our Executive Chairman), directors and their affiliates; this will limit or preclude a stockholder's ability to influence corporate matters.
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

Because of our dual class common stock structure, the holders of our Class A common stock, who consist of our founders, directors, executives, employees, will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our Class A and Class B common stock. As of December 31, 2016, our executive officers and directors and their affiliates own 35.1% of our outstanding Class A and Class B common stock, combined. However, because of our dual class common stock structure our executive officers and directors and their affiliates have 57.9% of the total votes in each of the matters identified in the list above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
Transfers by holders of our Class A common stock will generally result in those shares converting to our Class B common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of our Class A common stock to our Class B common stock will have the effect, over time, of increasing the relative voting power of those holders of Class A common stock who retain their shares in the long term. If, for example, our executive officers (including our Chief Executive Officer), directors and their affiliates retain a significant portion of their holdings of our Class A common stock for an extended period of time, they could continue to control a majority of the combined voting power of our Class A and Class B common stock with respect to each of the matters identified in the list above.
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

•
our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our Class A and Class B common stock are not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings, which special meetings may only be called by the chairman of our board, our chief executive officer, our president, or a majority of our board of directors;

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

•
amendment of the anti-takeover provisions of our restated certificate of incorporation require super majority approval by holders of at least two-thirds of our outstanding Class A and Class B    common stock, combined; and

•
in certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of December 31, 2016, holders of our Class A common stock owned 52.1% and holders of our Class B common stock owned 47.9% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 91.6% and holders of our Class B common stock have 8.4% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have 52.1% and holders of our Class B common stock have 47.9% of the total votes.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in San Francisco, California, where we occupy a facility totaling approximately 32,571 square feet under a sublease which expires in 2017 and another facility totaling approximately 44,580 square feet under a lease which expires in 2022. We use these facilities for administration, sales and marketing, research and development, engineering, customer support and professional services. As of November 2015, we also leased office space in Sunnyvale, California totaling 5,410 square feet under a sublease that expires in 2020. We use this facility primarily for research and development.

We believe that our existing facilities are adequate to meet our current needs, and we intend to procure additional space as needed as we add employees and expand our operations. We believe that, if required, suitable additional or substitute space would be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

During the second quarter of 2015, four purported securities class action lawsuits, which were later consolidated into a single action, were filed in the Superior Court of the State of California, County of San Mateo, against Castlight, certain of our current and former directors, executive officers, significant stockholders and underwriters associated with our initial public offering (“IPO”). The lawsuits were brought by purported stockholders of Castlight seeking to represent a class consisting of all those who purchased our stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with our IPO, alleging claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On March 28, 2016, the parties to the consolidated actions reached a mutually acceptable resolution by way of a mediated cash settlement for an aggregate amount of $9.5 million, and the Court entered final approval of the settlement on October 28, 2016. As a result of the settlement we recorded a net charge of $2.9 million to general and administrative expense in 2016. This amount represents the portion of settlement that was not covered by insurance and legal fees incurred in 2016 regarding this matter.

From time to time, we may become subject to other legal proceedings, claims or litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patents or other intellectual property rights. If an unfavorable outcome were to occur in litigation, the impact could be material to our business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome. We accrue for loss contingencies when it is both probable that it will incur the loss and when we can reasonably estimate the amount of the loss or range of loss.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
(a) Market Information for Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol “CSLT.”
The following table sets forth for the period beginning on January 1, 2015 through December 31, 2016 the high and low sales prices of our common stock for the periods indicated as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2015
First Quarter	$11.99	$6.52
Second Quarter	10.36	6.96
Third Quarter	8.42	4.02
Fourth Quarter	5.39	3.59
Year ended December 31, 2016
First Quarter	$4.18	$2.54
Second Quarter	4.97	3.15
Third Quarter	4.71	3.36
Fourth Quarter	5.50	3.60
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
Stockholders
As of December 31, 2016, there were 50 stockholders of record of our Class A common stock (not including beneficial holders of stock held in street name), as well as 9 stockholders of record of our Class B common stock (not including beneficial holders of stock held in street name).
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Composite Index and the Standard & Poor Systems Software Index for the period beginning on March 14, 2014 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2016, assuming an initial investment of $100. Data for the NYSE Composite Index and the Standard & Poor Systems Software Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	3/2015	6/2015	9/2015	12/2015	3/2015	6/2015	9/2015	12/2015	3/2016	6/2016	9/2016	12/2016
Castlight Health, Inc.	$19.7	$25.8	$13.4	$10.0	$19.7	$25.8	$13.4	$10.0	$7.7	$11.1	$10.4	$11.7
NYSE Composite	$104.5	$106.5	$98.3	$98.3	$104.5	$106.5	$98.3	$98.3	$97.4	$100.1	$103.1	$108.2
S&P SuperComposite Application Software Index	$116.0	$122.9	$119.8	$131.1	$116.0	$122.9	$119.8	$131.1	$124.4	$138.4	$140.2	$144.4
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
We derived the consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015, from our audited consolidated financial statements and the notes thereto included in Part IV, Item 15 in this Annual Report on Form 10-K. We derived the consolidated statement of operations data as of the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements that are not included in this Annual Report on 10-K.  Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$95,016	$70,350	$41,602	$11,655	$3,395
Professional services	6,684	4,965	4,003	1,318	759
Total revenue	101,700	75,315	45,605	12,973	4,154
Cost of revenue(1):
Cost of subscription	16,463	12,417	10,472	6,246	3,242
Cost of professional services	18,098	21,351	17,300	11,058	5,286
Total cost of revenue	34,561	33,768	27,772	17,304	8,528
Gross profit (loss)	67,139	41,547	17,833	(4,331)	(4,374)
Operating expenses:
Sales and marketing(1)	58,800	67,414	62,065	33,742	15,829
Research and development(1)	40,460	30,077	22,917	15,219	9,718
General and administrative(1)	26,859	24,274	19,009	9,047	5,212
Total operating expenses	126,119	121,765	103,991	58,008	30,759
Operating loss	(58,980)	(80,218)	(86,158)	(62,339)	(35,133)
Other income, net	432	298	218	157	129
Net loss	$(58,548)	$(79,920)	$(85,940)	$(62,182)	$(35,004)
Net loss per share, basic and diluted(2)	$(0.58)	$(0.85)	$(1.16)	$(6.28)	$(4.44)
Weighted-average shares used to compute basic and diluted net loss per share(2)	100,798	93,753	74,381	9,895	7,885

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenue	$2,467	$2,458	$1,400	$125	$107
Sales and marketing	8,843	7,705	5,933	919	551
Research and development	5,959	3,498	2,556	603	242
General and administrative	4,743	4,169	4,312	780	411

(2)
Net loss per share is computed by dividing net loss by the weighted-average number of shares of our common stock outstanding during the period, less the weighted-average unvested shares of common stock subject to repurchase.

	As of December 31,
	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$48,722	$19,150	$17,425	$25,154
Marketable securities	65,882	101,274	175,057	42,017
Working capital	92,287	96,384	170,559	54,944
Property and equipment, net	5,285	6,896	3,630	2,631
Total assets	157,166	173,274	223,274	83,517
Total deferred revenue	35,868	34,112	27,360	11,473
Total liabilities	55,204	54,920	47,084	27,444
Convertible preferred stock	—	—	—	180,423
Total stockholders’ equity (deficit)	101,962	118,354	176,190	(124,350)

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

Since our inception in 2008, we have been committed to improving the efficiency of the U.S. health care industry. From 2008 to 2010, we focused efforts on research and development to build our consumer health care database, our analytic capabilities and the initial version of our cloud-based product which constitutes our core Castlight platform. After its release in 2010, we have continued to enhance that product, as well as release new products, including Castlight Pharmacy, Castlight Dental, Castlight Action, Castlight Elevate, Castlight Protect, and Castlight Rewards. These products are delivered to our customers, and their employees and families, via our cloud-based offering and leverage consumer-oriented design principles that drive engagement and ease of use.

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
Key Factors Affecting Our Performance

Sales of New and Additional Products. Our revenue growth rate and long-term profitability are affected by our ability to sell new and additional products directly to our customer base and through our channel partners. Additionally, we believe that there is a significant opportunity to sell subscriptions to other products as our customers become more familiar with our offering and seek to address additional needs.

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

Professional Services Model. We believe our professional services capabilities support the adoption of our subscription offerings. As a result, our sales efforts have been focused primarily on our subscription offering, rather than the profitability of our professional services business. Our professional services are generally priced on a fixed-fee basis and the costs incurred to complete these services, which consist mainly of personnel-related costs, have been greater than the amount charged to the customer. We also do not have standalone value for our implementation services for accounting purposes. Accordingly, we recognize implementation services revenue in the same manner as the associated subscription revenue. Prior to launching an individual customer, we incur significant costs associated with implementation activities, which we record as cost of revenue. Since we do not recognize significant revenues from an individual customer until it launches, we generate a negative gross margin at the customer level during the implementation period.

Seasonality. We have historically observed seasonality related to employee benefits cycles as a significantly higher proportion of our customers enter into new subscription agreements with us in the third and fourth quarters of the year, compared to the first and second quarters. As we continue to leverage our channel relationships and expand our business, there is no assurance this seasonality will continue. The impact from any seasonality in our new customer agreements is not immediately apparent in our revenue because we do not begin recognizing revenue from new customer agreements until we have implemented our offering, based on the implementation timelines discussed above.

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

Signed Annual Recurring Revenue

	As of
	December 31, 2016	December 31, 2015
	(in millions)
Signed Annual Recurring Revenue (ARR)	$121.6	$110.0

Revenue recognized in any quarter is largely derived from customer agreements signed in prior quarters. Accordingly, management measures sales performance and forecasts future subscription revenue based on signed Annual Recurring Revenue (“ARR”). ARR is a forward-looking metric based on contractual terms in existence as of the applicable ARR measurement date and is subject to change resulting from a number of factors including, but not limited to, addition of new customers, changes in user counts, terminations or non-renewals, renewal terms as well as upsells and cross-sells. As discussed above, we begin recognizing revenue from new customer agreements when we have implemented our offering, which can take from approximately 3 to 12 months after entering into an agreement with a customer.

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

Our ARR at December 31, 2016 was $121.6 million, compared to $110.0 million at December 31, 2015, representing an increase of approximately 11%. We expect ARR to increase as we sign additional customers and cross-sell to existing customers.

Annual Net Dollar Retention Rate

	Year Ended December 31,
	2016	2015
Annual Net Dollar Retention Rate (NDR)	94%	116%

We assess our performance on customer retention by measuring our Annual Net Dollar Retention rate (“NDR”). We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our NDR provides a measurement of our ability to increase revenue across our existing customer base through expansion of our additional products to existing customers, increases in user count for existing customers and customer renewals, as offset by terminations or pricing changes. We observed an annual net dollar retention rate of 94% and 116% for our signed customer base, for the years ended December 31, 2016 and 2015, respectively. The year over year decrease in NDR was as a result of lower cross sales and churn, in particular weaker pricing related to certain customer renewals. We calculate NDR for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. In calculating NDR, we exclude one-time fees. NDR does not include subscriptions by new customers contracted since the end of the most recently completed year.

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

Cost of Revenue

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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014

Revenue:
Subscription	93%	93%	91%
Professional services	7%	7%	9%
Total revenue	100%	100%	100%
Cost of revenue:
Cost of subscription	16%	17%	23%
Cost of professional services	18%	28%	38%
Total cost of revenue	34%	45%	61%
Gross margin (loss) percentage	66%	55%	39%
Operating expenses:
Sales and marketing	58%	90%	136%
Research and development	40%	40%	50%
General and administrative	26%	32%	42%
Total operating expenses	124%	162%	228%
Operating loss	(58)%	(107)%	(189)%
Other income, net	—%	—%	—%
Net loss	(58)%	(107)%	(189)%
Revenue

	Year Ended December 31,
	2016	2015	2014	2015 to 2016 % change	2014 to 2015 % change
	(in thousands, except percentages)
Revenue:
Subscription	$95,016	$70,350	$41,602	35%	69%
Professional services	6,684	4,965	4,003	35%	24%
Total revenue	$101,700	$75,315	$45,605	35%	65%
2016 compared to 2015
Total revenue for the year ended December 31, 2016, increased $26.4 million, or 35%, The increase in total revenue was primarily attributable to revenue from customers launched during 2016 and 2015. Full year revenue from customers launched in 2015 accounted for $10.0 million of the increase and new customer launches in 2016 accounted for $9.8 million of the increase. Additionally, $4.6 million of the increase was attributable to higher user counts for existing customers and $2.3 million was attributable to launches of cross-sell products for existing customers. These increases were partially offset by customer terminations. Our launched customer base grew more than 15% year over year.
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

Costs and Operating Expenses

	Year Ended December 31,
	2016	2015	2014	2015 to 2016 % change	2014 to 2015 % change
	(in thousands, except percentages)
Cost of revenue:
Subscription	$16,463	$12,417	$10,472	33%	19%
Professional services	18,098	21,351	17,300	(15)%	23%
Total cost of revenue	$34,561	$33,768	$27,772	2%	22%
Gross margin (loss) percentage
Subscription	83%	82%	75%
Professional services	(171)%	(330)%	(332)%
Total gross margin (loss) percentage	66%	55%	39%
Gross profit (loss)	$67,139	$41,547	$17,833	62%	133%
2016 compared to 2015
Cost of subscription revenue increased $4.0 million or 33%, primarily due to a $2.3 million increase in employee-related expenses as we realigned our operations to support our growing customer base, a $0.8 million increase in amortization expense of internally developed software related to our products, $0.6 million increase in third party service fees related to the expansion of our call center and a $0.2 million increase in data cost expense as we continue to invest in data infrastructure to enable more efficient implementations. Overhead expenses allocated into cost of subscription revenue accounted for $0.3 million of the increase, primarily related to an increase in rent expense attributable to new office spaces leased in the prior year.
Cost of professional services revenue decreased $3.3 million or 15%, primarily due to a $1.5 million decrease in third party service fees and contractor expenses as we gained efficiencies in use of internal resources to launch customers and a $1.5 million decrease in employee-related expenses as a result of the reduction in workforce in the second quarter of 2016.
Gross margin for the year ended December 31, 2016 improved primarily due to revenue growth of 35% compared to a 2% growth in the associated costs. We expect to continue to see favorable overall gross margin trends as we continue to grow the number of launched customers in relation to customers in the implementation phase.
2015 compared to 2014

Cost of subscription revenue increased $1.9 million or 19% primarily due to a $1.1 million increase in employee-related expenses as we continued to hire talent to support our growing customer base. Allocated overhead expenses accounted for $0.3 million of the increase, primarily related to an increase in headcount and rent expense attributable to new office spaces leased in the current year. This increase was offset by cost efficiencies gained from data center transition to two relatively lower cost data centers in Colorado and Arizona in mid-2014.

Cost of professional services revenue increased $4.1 million or 23% primarily due to a $3.5 million increase in employee-related expenses as we invested in people, resources and technology to enable more efficient implementations of our existing products and to further expand our ability to work with additional data sources associated with our newest products. In addition, allocated overhead expenses accounted for $0.7 million of the increase, primarily related to an increase in headcount and rent expense attributable to new office spaces leased in the current year.

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

Sales and Marketing

	Year Ended December 31,
	2016	2015	2014	2015 to 2014 % change	2014 to 2015 % change
	(in thousands, except percentages)
Sales and marketing	$58,800	$67,414	$62,065	(13)%	9%
2016 compared to 2015
Sales and marketing decreased $8.6 million or 13%, primarily due to a $4.1 million decrease in employee-related expenses, a $1.0 million decrease in recruiting expense, and a $0.5 million decrease in travel expenditures, as a result of reduction in force in the second quarter of 2016. In addition, spending on marketing events decreased $3.1 million, as we leveraged our channel relationships in 2016.
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

Research and Development

	Year Ended December 31,
	2016	2015	2014	2015 to 2016 % change	2014 to 2015 % change
	(in thousands, except percentages)
Research and development	$40,460	$30,077	$22,917	35%	31%
2016 compared to 2015
Research and development expense increased $10.4 million or 35%, primarily attributable to a $6.3 million increase in employee-related expenses as we continue to invest in R&D resources to drive innovation and a $2.6 million increase in expense resulting from the non-recurrence of capitalized expenditures that occurred in the prior year. Also contributing to the increase was increase in rent expense of $0.3 million as we entered into a new lease for an R&D facility in 2016 and a $0.3 million increase in expense related to the use of contractors to assist in our development efforts, such as the releases of new features and functionality on existing products.

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
General and Administrative

	Year Ended December 31,
	2016	2015	2014	2015 to 2016 % change	2014 to 2015 % change
	(in thousands, except percentages)
General and administrative	$26,859	$24,274	$19,009	11%	28%
2016 compared to 2015
General and administrative expense increased $2.6 million or 11%, primarily attributable to a $2.9 million increase in litigation expenses related to a litigation settlement in 2016 and $1.6 million increase for acquisition costs, related to the ongoing acquisition of Jiff, Inc. The increase was offset by a $1.1 million decrease in contractor expense as we gained the benefit of our systems and infrastructure investments and a $0.7 million decrease in recruiting expense as a result of a decrease in hiring efforts due to the reduction in workforce in the second quarter of 2016.
2015 compared to 2014

General and administrative expense increased $5.3 million or 28%, primarily attributable to a $3.2 million increase in employee-related expenses driven by an increase in headcount, a $2.6 million increase in facilities and IT-related expenses, and a $1.8 million increase in recruiting, accounting, legal and other professional services to support the growth of our business and public company infrastructure. Also contributing to the increase was $0.4 million in insurance fees, $0.3 million in travel and entertainment and $0.2 million in contractor expense. The increase was offset by $3.7 million in allocated overhead expenses, primarily related to an increase in headcount and rent expense attributable to new office spaces leased in the current year
Liquidity and Capital Resources

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(36,971)	$(56,868)	$(54,637)
Net cash provided by (used in) investing activities	46,478	54,743	(142,548)
Net cash provided by financing activities	20,065	3,850	189,456
Net increase (decrease) in cash and cash equivalents	$29,572	$1,725	$(7,729)
As of December 31, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $114.6 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, payments from our customers. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based products. Other than our agreement to acquire Jiff Inc., we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies. However, we may in the future enter into these types of arrangements. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
For the year ended December 31, 2016, cash used in operating activities was $37.0 million. The negative cash flows resulted primarily from our net loss of $58.5 million, adjusted for $30.7 million in non-cash expenses that primarily included stock-based compensation of $22.0 million, amortization of deferred commissions of $5.1 million, depreciation and amortization of $3.2 million and accretion and amortization on marketable securities of $0.5 million. Working capital uses of cash included a decrease in accrued expenses and other liabilities of $0.3 million, primarily as a result of payout of annual bonuses to our employees, and an increase in accounts receivable of $2.1 million driven by 26% increase in billings year over year and the timing of billings and collections. Deferred commissions also increased by $8.0 million pertaining to the non cancellable portion of contracts signed in the year, as we increased our customer base. Additionally, deferred revenue increased by $1.8 million, primarily attributable to an increase in the amount billed year over year as a result of increased billings for launched customers.

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
Investing Activities

Cash provided by (used in) investing activities for the years ended December 31, 2016, 2015, and 2014 was $46.5 million, $54.7 million, and $(142.5) million respectively. The increase in cash provided (used in) was primarily the result of the timing of purchases, sales and maturities of marketable securities, the net result of which was $48.3 million, $65.2 million and $(140.8) million for the years ended December 31, 2016, 2015 and 2014, respectively. This increase for 2016 was partially offset by $1.7 million in purchases of property, plant and equipment, which includes leasehold improvements for our new facilities. This increase for 2015 was partially offset by a total investment of $4.1 million in Lyra Health, a behavioral health technology company, and $5.4 million in purchases of property, plant and equipment, which includes leasehold improvements for our new facilities.
Financing Activities

For the year ended December 31, 2016, financing activities provided $20.1 million, primarily from cash proceeds resulting from issuance of stock under our equity incentive plans. For the year ended December 31, 2015, financing activities provided $3.9 million, primarily from cash proceeds resulting from issuance of stock under our equity incentive plans. For the year ended December 31, 2014, financing activities provided $189.5 million primarily related to the proceeds from our initial public offering in March 2014.
Backlog
We have generally signed multiple-year subscription contracts for our cloud-based subscription services. The timing of our invoices to the customer is a negotiated term and thus varies among our subscription contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing for implementation work that is deferred followed by subsequent annual, quarterly or monthly invoices, once we launch a customer, which is when our product is usable by the customer. At any point in the contract term, there can be amounts that we are not yet contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be backlog. The amount of our total backlog for subscription and professional services contracts, which we define as including both cancellable and noncancellable portions of our customer agreements that we have not yet billed, was approximately $197.6 million as of December 31, 2016 and $219.2 million as of December 31, 2015. Our total backlog does not take into account contractual provisions that give customers a right to terminate their agreements with us. The amount of our backlog for subscription and professional services contracts was approximately

$90.5 million at December 31, 2016 and $111.0 million as of December 31, 2015, respectively, for the noncancellable portions of our customer agreements that we have not yet billed. We fulfill backlog associated with a customer contract when the customer implementation process is complete. Our implementation timelines can vary between three and nine months for our core Castlight platform and from approximately three to twelve months for our other products, based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer and therefore, are subject to significant uncertainties, which can have a material impact on our total backlog and noncancellable backlog that we fulfill in the current year.
We expect that the amount of our backlog relative to the total value of our contracts will change from period to period for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of large customer subscription agreements, varying invoicing cycles of subscription agreements, potential customer upsells dependent on our customer agreements, the specific timing of customer renewals and changes in customer financial circumstances. Accordingly, we believe that fluctuations in our backlog may not be a reliable indicator of our future revenue.
Contractual Obligations and Commitments
Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity. As of December 31, 2016, the future noncancelable minimum payments under these commitments were as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases for facilities(1)	$12,014	$2,651	$4,290	$4,102	$971
Data center costs(2)	1,963	714	1,249	—	—
Total	13,977	3,365	5,539	4,102	971

(1)
Operating leases for facilities space represents our principal commitments, which consists of obligations under leases for office space. Minimum payments have not been reduced by sublease rentals of $1.3 million due in the future under a noncancelable sublease.

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
Subscription Revenue. Subscription revenue recognition commences on the date that our cloud-based service is made available to the customer, which is considered the launch date, provided all of the other criteria described above are met. Revenue is recognized based on usage or on a straight-line bases if fees are fixed.
Some of our cloud-based subscription arrangements include performance incentives that are generally based upon employee engagement. Fees for performance incentives are considered contingent revenue, and are recognized over the remaining term of the related subscription arrangement commencing at the time they are earned.
Professional Services Revenue. Professional services revenue is comprised of implementation services and communication services related to our cloud-based subscription service. Nearly all of our professional services are sold on a fixed-fee basis. We do not have standalone value for our implementation services. Accordingly, we recognize implementation services revenue in the same manner as the associated cloud-based subscription service, beginning on the launch date, provided all other criteria described above have been met. Communication services revenue is recognized over the contractual term, generally one year, commencing when the revenue recognition criteria have been met.
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
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with the noncancellable portion of cloud-based subscription service contracts with customers and consist of sales commissions paid to our direct sales force and channel partners. The commissions are deferred and amortized over the noncancellable terms of the related contracts. The deferred commission amounts are recoverable through the future revenue streams under the noncancellable customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee, consultant and non-employee director stock option awards, is measured and recognized in the financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The stock-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four years. For restricted stock units, fair value is based on the closing price of our Class B common stock on the grant date. For awards with performance based and service vesting conditions, compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied based on the accelerated attribution method.
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
Please refer to Note 9 of the Notes to the Consolidated Financial Statements for assumptions used in our option-pricing model.

Adoption of New and Recently Issued Accounting Pronouncements

Please refer to Note 2 of the Notes to the Consolidated Financial Statements for a discussion of adoption of new and recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $114.6 million at December 31, 2016 and $133.8 million as of December 31, 2015. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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

An immediate increase of 100-basis points in interest rates would have resulted in a $0.1 million market value reduction in our investment portfolio as of December 31, 2016. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.1 million as of December 31, 2016. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Castlight Health, Inc.

We have audited the accompanying consolidated balance sheets of Castlight Health, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' (deficit)/equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Castlight Health, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
San Francisco, California
March 1, 2017

CASTLIGHT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$48,722	$19,150
Marketable securities	65,882	101,274
Accounts receivable, net	14,806	12,751
Deferred commissions	8,218	5,438
Prepaid expenses and other current assets	3,382	3,772
Total current assets	141,010	142,385
Property and equipment, net	5,285	6,896
Marketable securities, noncurrent	—	13,335
Restricted cash, noncurrent	1,144	1,000
Deferred commissions, noncurrent	5,050	4,923
Other assets	4,677	4,735
Total assets	$157,166	$173,274
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,288	$3,384
Accrued expenses and other current liabilities	6,369	4,550
Accrued compensation	9,443	11,477
Deferred revenue	30,623	26,590
Total current liabilities	48,723	46,001
Deferred revenue, noncurrent	5,245	7,522
Other liabilities, noncurrent	1,236	1,397
Total liabilities	55,204	54,920
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2016 and 2015; no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2016 and 2015; 54,295,405 and 54,517,785 shares issued and outstanding as of December 31, 2016 and 2015	5	6
Class B common stock, $0.0001 par value; 800,000,000 shares authorized as of December 31, 2016 and 2015; 50,015,518 and 41,100,307 shares issued and outstanding as of December 31, 2016 and 2015	5	4
Additional paid-in capital	457,596	415,519
Accumulated other comprehensive loss	—	(79)
Accumulated deficit	(355,644)	(297,096)
Total stockholders’ equity	101,962	118,354
Total liabilities and stockholders’ equity	$157,166	$173,274

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Subscription	$95,016	$70,350	$41,602
Professional services	6,684	4,965	4,003
Total revenue	101,700	75,315	45,605
Cost of revenue:
Cost of subscription (1)	16,463	12,417	10,472
Cost of professional services (1)	18,098	21,351	17,300
Total cost of revenue	34,561	33,768	27,772
Gross profit	67,139	41,547	17,833
Operating expenses:
Sales and marketing (1)	58,800	67,414	62,065
Research and development (1)	40,460	30,077	22,917
General and administrative (1)	26,859	24,274	19,009
Total operating expenses	126,119	121,765	103,991
Operating loss	(58,980)	(80,218)	(86,158)
Other income, net	432	298	218
Net loss	$(58,548)	$(79,920)	$(85,940)
Net loss per share, basic and diluted	$(0.58)	$(0.85)	$(1.16)
Weighted-average shares used to compute basic and diluted net loss per share	100,798	93,753	74,381
_______________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014
Cost of revenue:
Cost of subscription	$506	$283	$180
Cost of professional services	1,961	2,175	1,220
Sales and marketing	8,843	7,705	5,933
Research and development	5,959	3,498	2,556
General and administrative	4,743	4,169	4,312
See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2016	2015	2014

Net loss	$(58,548)	$(79,920)	$(85,940)
Other comprehensive loss:
Net change in unrealized loss on available-for-sale marketable securities	79	(39)	(40)
Other comprehensive gain (loss)	79	(39)	(40)
Comprehensive loss	$(58,469)	$(79,959)	$(85,980)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ (DEFICIT)/EQUITY
(In thousands, except share data)

	Convertible Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit)/Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2013	64,475,633	$180,423	10,994,074	$1	$6,885	$—	$(131,236)	$(124,350)
Vesting of restricted common stock	—	—	—		21	—	—	21
Exercise of stock options, net	—	—	2,956,676		3,294	—	—	3,294
Vesting of early exercised warrant issued	—	—	—	—	300	—	—	300
Stock-based compensation	—	—	—	—	14,215	—	—	14,215
Expense related to warrant	—	—	—	—	2,639	—	—	2,639
Conversion of preferred stock to common stock	(64,475,633)	(180,423)	64,475,633	7	180,416	—	—	180,423
Issuance of common stock upon initial public offering, net	—	—	12,765,000	1	185,627	—	—	185,628
Comprehensive loss	—	—	—	—	—	(40)	(85,940)	(85,980)
Balances as of December 31, 2014	—	$—	91,191,383	$9	$393,397	$(40)	$(217,176)	$176,190
Vesting of restricted stock units	—	—	295,468	—	—	—	—	—
Exercise of stock options, net	—	—	4,131,241	1	3,943	—	—	3,944
Stock-based compensation	—	—	—	—	18,179	—	—	18,179
Comprehensive loss	—	—	—	—	—	(39)	(79,920)	(79,959)
Balances as of December 31, 2015	—	$—	95,618,092	$10	$415,519	$(79)	$(297,096)	$118,354
Vesting of restricted stock units, net	—	—	1,984,407	—		—	—	—
Exercise of stock options, net	—	—	1,945,766	—	2,829	—	—	2,829
Stock-based compensation	—	—		—	22,012	—	—	22,012
Issuance of common stock and warrants to SAP, net	—	—	4,762,658		17,236	—	—	17,236
Comprehensive loss	—	—		—	—	79	(58,548)	(58,469)
Balances as of December 31, 2016	—	$—	104,310,923	$10	$457,596	$—	$(355,644)	$101,962

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(58,548)	$(79,920)	$(85,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,168	2,024	1,354
Stock-based compensation	22,012	17,830	14,201
Amortization of deferred commissions	5,070	3,510	4,092
Accretion and amortization of marketable securities	481	1,385	1,489
Expense related to warrant	—	—	2,639
Changes in operating assets and liabilities:
Accounts receivable	(2,055)	(1,654)	(6,032)
Deferred commissions	(7,977)	(7,633)	(4,861)
Prepaid expenses and other assets	448	328	(1,895)
Accounts payable	(1,035)	646	147
Accrued expenses and other liabilities	1,743	(1,158)	1,870
Deferred revenue	1,756	6,752	15,887
Accrued compensation	(2,034)	1,022	2,412
Net cash used in operating activities	(36,971)	(56,868)	(54,637)
Investing activities:
Restricted cash	(144)	(1,000)	101
Investment in related party	—	(4,125)	—
Purchase of property and equipment, net	(1,702)	(5,376)	(1,860)
Purchase of marketable securities	(98,184)	(119,867)	(230,316)
Sales of marketable securities	—	5,000	13,000
Maturities of marketable securities	146,508	180,111	76,527
Net cash provided by (used in) investing activities	46,478	54,743	(142,548)
Financing activities:
Proceeds from the exercise of stock options and warrants	2,829	3,944	3,294
Proceeds from the issuance of common stock and warrants to SAP	17,358	—	—
Proceeds from initial public offering	—	—	189,943
Payments of deferred financing costs	(122)	(94)	(3,781)
Net cash provided by financing activities	20,065	3,850	189,456

Net increase (decrease) in cash and cash equivalents	29,572	1,725	(7,729)
Cash and cash equivalents at beginning of period	19,150	17,425	25,154
Cash and cash equivalents at end of period	$48,722	$19,150	$17,425
Noncash investing and financing activity:
Vesting of early exercised stock options, restricted common stock, and warrants	$—	$—	$(321)
Purchase of property and equipment, accrued but not paid	(20)	(165)	(600)
Deferred offering costs, accrued but not paid	—	—	(94)
See Notes to Consolidated Financial Statements.

Note 1. Organization and Description of Business

Description of Business
Castlight Health Inc. ("the Company") offers a health benefits platform that engages employees to make better health care decisions and enables employers to communicate and measure their benefit programs. The Company provides a simple, personalized, and powerful way for employees to shop for and manage their health care. At the same time, the Company enables employers to understand their employees’ needs and guide them to the right care, right providers and right programs at the right time. The Company's comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data transparent and useful. The Company was incorporated in the State of Delaware in January 2008. The Company's principal executive offices are located in San Francisco, California.

Initial Public Offering
On March 19, 2014, the Company completed its initial public offering (IPO), in which it sold 12.8 million shares of Class B common stock at a price to the public of $16.00 per share. The aggregate offering price for shares sold in the offering was approximately $204.2 million. The Company raised approximately $185.6 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $14.3 million and other offering expenses of approximately $4.3 million.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, considered necessary for a fair statement of results of operations, financial position and cash flows. The consolidated financial statements include the results of Castlight and its wholly owned U.S. subsidiary.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for the Company's services and certain assumptions used in the valuation of its equity awards. Actual results could differ from those estimates, and such differences could be material to the Company's consolidated financial position and results of operations.

Segment Information
The Company's chief operating decision maker, its CEO, reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company's financial performance. Accordingly, the Company has determined that it operates in a single reportable segment, cloud-based products.

Revenue Recognition
The Company derives its revenue from sales of cloud-based subscription service and professional services contracts. The Company sells subscriptions to its cloud-based subscription service through contracts that are generally three years in length.
The Company's cloud-based subscription service contracts do not provide customers with the right to take possession of the software supporting the cloud-based service and, as a result, are accounted for as service contracts.
The Company commences revenue recognition for its cloud-based subscription service and professional services when all of the following criteria are met:

•	there is persuasive evidence of an arrangement;

•	the service has been provided to the customer;

•	collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.
The Company's subscription and professional service arrangements do not contain refund provisions for fees earned related to services performed. The Company does, however, have commitments under service-level agreements, as discussed under "Warranties and Indemnification" below.
Subscription Revenue. Subscription revenue recognition commences on the date that the Company's cloud-based service is made available to the customer, which is considered the launch date, provided all of the other criteria described above are met. Revenue is recognized based on usage or on a straight-line bases if fees are fixed.
Some of the Company's cloud-based subscription arrangements include performance incentives that are generally based upon employee engagement. Fees for performance incentives are considered contingent revenue, and are recognized over the remaining term of the related subscription arrangement commencing at the time they are earned.
Professional Services Revenue. Professional services revenue is primarily comprised of implementation services and communication services related to the Company's cloud-based subscription service. Nearly all of the Company's professional services are sold on a fixed-fee basis. The Company does not have standalone value for its implementation services. Accordingly, the Company recognizes implementation services revenue in the same manner as the associated cloud-based subscription service, beginning on the launch date, provided all other criteria described above have been met. Communication services have standalone value and the associated revenue is recognized over the contractual term, generally one year, commencing when the revenue recognition criteria have been met.
Multiple Deliverable Arrangements. To date, the Company has generated substantially all its revenue from multiple deliverable arrangements consisting of multi-year cloud-based subscription services and professional services, including implementation services and communication services. For arrangements with multiple deliverables, the Company evaluates whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered. If one or more of the deliverables do not have standalone value upon delivery, the deliverables that do not have standalone value are generally combined with the Company's cloud-based subscription service, and revenue for the combined unit is recognized over the remaining term of the cloud-based subscription service.
The Company's deliverables have standalone value if we or any other vendor sells a similar service separately. The Company has concluded that it has standalone value for its cloud-based subscription service as it sells these services separately through renewals and for its communication services as other vendors sell similar services separately. Conversely, the Company has concluded that its implementation services do not have standalone value, as the Company and others do not yet sell these services separately. Accordingly, the Company considers the separate units of accounting in its multiple deliverable arrangements to be the communication services and a combined deliverable comprised of cloud-based subscription services and implementation services.
When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence, or VSOE, of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence, or TPE, of selling price is used to establish the selling price if it exists. If TPE does not exist, the Company estimates the best estimated selling price, or BESP. VSOE does not currently exist for any of its deliverables. Additionally, the Company does not believe TPE is a practical alternative due to differences in its cloud-based subscription service compared to other parties and the availability of relevant third-party pricing information for its cloud-based subscription service and its other services. Accordingly, for arrangements with multiple deliverables that can be separated into different units of accounting, the Company allocates the arrangement fee to the separate units of accounting based on its BESP. The amount of arrangement fee allocated is limited by contingent revenue, if any.
The Company determines BESP for its deliverables by considering its overall pricing objectives and market conditions. This includes evaluating the Company's pricing practices, its target prices, the size of its transactions, historical sales and its go-

to-market strategy. The determination of BESP is made through consultation with and approval by management. For financial statement presentation purposes, the Company allocates the fees from its combined units of accounting to subscription and professional services based upon their relative selling price.

Costs of Revenue

Cost of revenue consists of the cost of subscription revenue and cost of professional services revenue.

Cost of subscription revenue primarily consists of data fees, employee-related expenses (including salaries, benefits and stock-based compensation) related to hosting costs of its cloud-based service, cost of subcontractors, expenses for service delivery (which includes call center support), allocated overhead, the costs of data center capacity, amortization of internal-use software and depreciation of owned computer equipment and software. Amortization of internal-use software was $0.9 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively.

Cost of professional services revenue consists primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs. The time and costs of the Company's customer implementations vary based on the source and condition of the data the Company receive from third parties, the configurations that the Company agrees to provide and the size of the customer.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. The Company's cash and cash equivalents generally consist of investments in money market funds and U.S. agency obligations. Cash and cash equivalents are stated at fair value.

Marketable Securities

The Company's marketable securities consist of U.S. agency obligations and U.S. treasury securities, with maturities at the time of purchase of greater than three months. Marketable securities with remaining maturities in excess of one year are classified as noncurrent. The Company classifies its marketable securities as available-for-sale at the time of purchase based on its intent and are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely it will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company's assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. For all periods presented, the allowance for doubtful accounts was not significant.

Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with the noncancellable portion of cloud-based subscription service contracts with customers and consist of sales commissions paid to the Company's direct sales force and channel partners. The commissions are deferred and amortized over the noncancellable terms of the related contracts. The deferred commission amounts are recoverable through the future revenue streams under the noncancellable customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.

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
Restricted Cash
Restricted cash consists of a letter of credit related to the Company's leased office space.

Internal-use Software

For the Company's development costs related to its cloud-based service, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project and post-implementation stages are expensed as incurred. Capitalized software development costs are included as part of property, plant and equipment and are amortized on a straight-line basis over the technology's estimated useful life, which is generally three years. The amortization expense is recorded as a component of cost of subscription revenue.
The Company did not have any capitalized software development costs for the year ended December 31, 2016. Capitalized software development cost was $2.6 million for the year ended December 31, 2015.

Deferred Revenue
Deferred revenue consists of professional services and cloud-based subscription services that have been billed in advance of revenue being recognized. Additionally, deferred revenue consists of professional services that have been billed and delivered but the revenue is being deferred and recognized together with a cloud-based subscription contract as a combined unit of accounting. The Company invoices its customers for its cloud-based subscription services based on the terms of the contract, which can be annual, quarterly or monthly installments. The Company invoices its customers for its professional services and the first year of communication services generally at contract execution. Deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent.

Stock-based Compensation
All stock-based compensation to employees is measured based on the grant-date fair value of the awards and recognized in the Company's consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. For restricted stock units, fair value is based on the closing price of the Company's Class B common stock on the grant date. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method. For awards with performance based and service vesting conditions, compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied based on the accelerated attribution method.
Compensation expense for non-employee stock options and warrants is calculated using the Black-Scholes option-pricing model and is recorded as the options vest. Options subject to vesting are required to be periodically revalued over their service period, which is generally the same as the vesting period.

Income Taxes
The Company accounts for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit and net operating loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse.
The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.
The Company recognizes and measures uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a regular basis. The Company's evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of audit and effective settlement of audit issues.

Warranties and Indemnification
The Company's cloud-based service is generally warranted to be performed in a professional manner and in a manner that will comply with the terms of the customer agreements.

The Company's arrangements generally include certain provisions for indemnifying customers against liabilities if there is a breach of a customer’s data or if the Company's service infringes a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the financial statements. The Company has entered into service-level agreements with certain customers warranting, among other things, defined levels of performance and response times and permitting those customers to receive credits for prepaid amounts related to subscription services in the event that the Company fails to meet those levels. To date, the Company has not experienced any significant failures to meet defined levels of performance and response times as a result of those agreements.

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as its director or officer or that person’s services provided to any other company or enterprise at the Company's request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.

Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $0.6 million, $0.4 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Concentrations of Risk and Significant Customers
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.
The Company serves its customers and users from outsourced data center facilities located in Colorado and Arizona. The Company has internal procedures to restore all of its production customer facing services in the event of disasters at the Colorado facility. Procedures utilizing currently deployed hardware, software and services at the Company's disaster recovery location in Arizona allow its cloud-based service to be restored within 48 hours during the implementation of the procedures to restore services.
Revenue from customers representing 10% or more of total revenue for the respective years, is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Revenue:
Customer A	10%	*	14%
  * Less than 10%
During the years ended December 31, 2016, 2015 and 2014, all of the Company's revenue was generated by customers located in the United States.
Accounts receivable from customers representing 10% or more of total accounts receivable as of the respective dates is summarized as follows:

	As of December 31,
	2016	2015
Accounts Receivable:
Customer B	18%	19%
 * Less than 10%
Recently Issued and Adopted Accounting Pronouncements

Statement of Cash Flows

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, “Statement of Cash Flows”. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The standard will become effective for the Company beginning January 1, 2018, and early adoption is permitted. At this point in time, the Company does not intend to adopt the standard early. Based on the Company’s evaluation, the standard will not have a material impact on its consolidated financial statements.

Consolidation

In October 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-17, “Consolidation”. The standard addresses how companies evaluate whether a reporting entity is the primary beneficiary of a VIE by changing how the reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The standard will become effective for the Company beginning January 1, 2017.  The Company has evaluated the accounting, transition and disclosure requirements of the standard and does not believe the standard will have a material impact on its consolidated financial statements.
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

Cloud Computing Arrangements

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. The Company adopted this guidance on January 1, 2016 and the standard did not have a material impact on its consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and has since updated the ASU. This ASU replaces existing revenue recognition standards with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The new standard will be effective for the Company beginning January 1, 2018 with early adoption permitted beginning January 1, 2017. The Company has elected not to early adopt the new standard.

The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company currently plans to adopt under the full retrospective method. However, a final decision regarding the adoption method has not been finalized at this time.

The Company is in the initial stages of its assessment of the impact of the new standard on its accounting policies, processes, and controls, including system requirements. The Company has assigned internal resources and has also engaged a third party service provider to assist in its assessment.

Based on its assessment to date, the Company currently believes a significant impact from the adoption of the new standard will be related to the Company’s costs to fulfill as well as its costs to obtain contracts with customers. For fulfilment costs, the new standard states that an entity shall recognize an asset from the costs incurred to fulfill a contract if certain criteria are met. The Company believes these criteria will be met and these costs will be recognized as an asset under the new standard.  The costs to fulfill a contract that are recognized as an asset are then amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company currently expenses costs to fulfill a contract when they are incurred. Similar to fulfillment costs, for costs to obtain a contract (which are primarily sales commissions), the standard states that costs to obtain a contract shall be amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company currently capitalizes certain sales commissions and amortizes those costs over the non-cancelable portion of its subscription contracts. Under the new standard, the amortization period for the Company’s costs to obtain a contract could be longer. Lastly, based on its assessment, the Company currently believes areas of impact related to the Company’s revenue recognition will be related to the estimation of variable consideration, the accounting for contract modifications, and the allocation of the transaction price to the Company’s multiple performance obligations.

While the Company continues to assess the potential impacts of the new standard, including the areas described above, and anticipates the standard could have a material impact on its consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the Company’s financial statements at this time.

Note 3. Marketable Securities
At December 31, 2016 and December 31, 2015, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
U.S. treasury securities	$37,864	$—	$(2)	$37,862
U.S. agency obligations	33,019	5	(3)	33,021
Money market mutual funds	7,965	—		7,965
	78,848	5	(5)	78,848
Included in cash and cash equivalents	12,966		—	12,966
Included in marketable securities	$65,882	$5	$(5)	$65,882

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015
U.S. agency obligations	$83,763	$—	$(48)	$83,715
U.S. treasury securities	33,924	—	(31)	33,893
Money market mutual funds	1,038	—	—	1,038
	118,725	—	(79)	118,646
Included in cash and cash equivalents	4,038	—	(1)	4,037
Included in marketable securities	$101,334	$—	$(60)	$101,274
Included in marketable securities, noncurrent	$13,353	$—	$(18)	$13,335

Note 4. Fair Value Measurements
The Company measures its financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires that the Company maximizes the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activity.

The fair value of marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from a third-party pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established third party pricing vendors and broker-dealers. There have been no changes in valuation techniques in the periods presented. The Company has no financial assets or liabilities measured using Level 3 inputs. There were no significant transfers between Levels 1 and 2 assets as of December 31, 2016 and December 31, 2015. The following tables present information about the Company's assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Level 1	Level 2	Total
December 31, 2016
Cash equivalents:
Money market mutual funds	$7,965	$—	$7,965
U.S. treasury securities	—	5,000	5,000
Marketable securities:
U.S. agency obligations	—	33,021	33,021
U.S. treasury securities	—	32,862	32,862
	$7,965	$70,883	$78,848

	Level 1	Level 2	Total
December 31, 2015
Cash equivalents:
Money market mutual funds	$1,038	$—	$1,038
U.S. agency obligations	—	3,000	3,000
Marketable securities:
U.S. agency obligations	—	80,715	80,715
U.S. treasury securities	—	33,893	33,893
	$1,038	$117,608	$118,646
Gross unrealized gains and losses for cash equivalents and marketable securities as of December 31, 2016 and December 31, 2015 were not material. The Company does not believe the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence as of December 31, 2016.
There were no realized gains or losses for the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015 those securities with maturities at the time of purchase of greater than one year are reflected in the noncurrent portion of the Company's consolidated balance sheets. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents. As of December 31, 2016, all of the Company's marketable securities mature within one year.

Note 5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2016	2015
Leasehold improvements	$2,061	$2,046
Computer equipment	5,487	4,345
Software	1,099	885
Internal-use software	2,925	2,925
Furniture and equipment	931	853
Total	12,503	11,054
Accumulated depreciation	(7,218)	(4,158)
Property and equipment, net	$5,285	$6,896
Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $3.2 million, $2.0 million and $1.4 million, respectively. Depreciation is recorded on a straight-line basis.
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

The investment in Lyra is accounted for under the cost method and is included under other assets in the Company's consolidated financial statements. The Company has not estimated the fair value of its investment because there have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company assesses its investment for impairment on a quarterly basis or based on facts or circumstances that may require it to reassess the fair value of its investment. Based on the facts and circumstances as of December 31, 2016, the Company concluded that its investment was appropriately valued.

Note 7. Accrued Compensation
Accrued compensation consisted of the following (in thousands):

	As of December 31,
	2016	2015
Accrued commissions	$3,637	$5,212
Accrued bonuses	3,388	4,034
Other employee and benefits payable	2,418	2,231
Total	$9,443	$11,477

Note 8. Commitments and Contingencies
Leases and Contractual Obligations
We lease office space under noncancellable operating leases in San Francisco, California and Sunnyvale, California, including two office spaces in San Francisco with expiration dates in 2017 and 2021, respectively. In anticipation of the expiration of the lease in 2017, we executed an amendment in September 2016 to extend the term of our other lease to 2022 and add incremental rentable square feet (“RSF”). As a result of the amendment, our office space increased by 8,247 RSF.
Contractual obligations relate to our service agreements for our data centers in Colorado and Arizona and other third party service providers. As of December 31, 2015 , the future minimum lease payments under noncancellable operating leases are as follows (in thousands).

As of December 31, 2016, the future minimum lease payments under noncancellable operating leases are as follows (in thousands):

	Operating Leases (1)	Contractual Obligations
2017	$2,651	$714
2018	2,113	714
2019	2,177	535
2020	2,190	—
2021 and later	2,883	—
	$12,014	$1,963

(1) Minimum payments have not been reduced by sublease rentals of $1.3 million due in the future under a noncancelable sublease.
The Company's facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $3.3 million, $2.1 million and $1.2 million, respectively.
Legal Matters

During the second quarter of 2015, four purported securities class action lawsuits, which were later consolidated into a single action, were filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of its current and former directors, executive officers, significant stockholders and underwriters associated with its initial public offering (“IPO”). The lawsuits were brought by purported stockholders of the Company seeking to represent a class consisting of all those who purchased the Company’s stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with its IPO, alleging claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On March 28, 2016, the parties to the consolidated actions reached a mutually acceptable resolution by way of a mediated cash settlement for an aggregate amount of $9.5 million, and the Court entered final approval of the settlement on October 28, 2016. As a result of the settlement Castlight recorded a net charge of $2.9 million to general and administrative expense in 2016. This amount represents the portion of settlement that was not covered by insurance and legal fees incurred in 2016 regarding this matter.

From time to time, the Company may become subject to other legal proceedings, claims or litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patents or other intellectual property rights. If an unfavorable outcome were to occur in litigation, the impact could be material to the Company’s business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome. The Company accrues for loss contingencies when it is both probable that it will incur the loss and when it can reasonably estimate the amount of the loss or range of loss

Note 9. Stock Compensation
Stock Options Activity
The following table summarizes activities for stock options:

	Options Outstanding
	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2015	9,561,713	$5.62	6.9	$16,694
Stock options granted	3,854,646	$3.16
Stock options exercised	(1,945,766)	$1.45
Stock options canceled and forfeited	(3,827,640)	$9.08
Balance at December 31, 2016	7,642,953	$3.71	7.19	$18,537
Vested or expected to vest December 31, 2016	7,218,516	$3.70	7.09	$17,810
Exercisable as of December 31, 2016	4,378,055	$3.52	5.94	$12,940
The total grant-date fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $3.6 million, $2.5 million and $39.9 million, respectively.
The total grant-date fair value of stock options vested during the years ended December 31, 2016, 2015 and 2014 was $4.9 million, $10.8 million and $9.7 million, respectively.
The total intrinsic value of the options exercised during the years ended December 31, 2016, 2015 and 2014, was $4.7 million, $25.3 million and $31.1 million, respectively. The intrinsic value is the difference of the current fair value of the stock and the exercise price of the stock option.
As of December 31, 2016, the Company had $5.2 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

The options granted and canceled in the year ended December 31, 2016 in the table above include options that were exchanged under the Company’s stock option exchange program. Pursuant to the stock option exchange program, 108 out of 132 eligible employees tendered options covering an aggregate of 2,685,396 shares of the Company’s Class A and Class B common stock at a weighted average exercise price of $11.03, in exchange for options to purchase 2,685,396 shares of its Class B common stock at an exercise price of $2.99 per share, the closing sale price reported on the New York Stock Exchange on February 24, 2016. Each new grant began a new vesting period commencing on the date of grant over five years in equal monthly installments. As of  February 15, 2016  the incremental expense related to this offer was $1.8 million, which will be recognized over five years.
Restricted Stock Units
The following table summarizes activities for RSUs:

	Restricted Stock Units Outstanding
	Number of shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2015	6,685,118	$7.63
Restricted Stock Units granted (1)	7,759,565	$3.66
Restricted Stock Units vested	(1,984,407)	$7.80
Restricted Stock Units forfeited/canceled (2)	(1,918,610)	$6.82
Balance at December 31, 2016	10,541,666	$4.82
_______________________
(1) Includes performance stock units (“PSUs”) that were granted in 2016.
(2) Includes PSUs that were granted in the prior year, which were canceled because performance targets were not achieved.
The total grant-date fair value of RSUs granted during the years ended December 31, 2016 and 2015 was $28.4 million and $47.1 million, respectively.
The total grant-date fair value of RSUs vested during the year ended December 31, 2016 was $15.5 million. No RSUs vested during the year ended December 31, 2015.
As of December 31, 2016, the Company had $43.6 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

In February 2016, the Company awarded PSUs to certain employees. The number of shares that can eventually vest depends on achievement of performance targets for 2016, as determined by the compensation committee of the Company's board of directors, and may range from 0 to 150% of the targeted award amount. Once the performance is determined and a targeted award amount is fixed, the target number of PSUs, if any, will vest in eight quarterly installments, subject to recipients' continued service, beginning on February 16, 2017. As of December 31, 2016, vesting of these PSUs was not considered probable. As a result, no compensation expense was recognized.
Stock-Based Compensation to Employees
All stock-based compensation to employees is measured based on the grant-date fair value of the awards and is generally recognized in the Company's statement of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of stock options granted using the Black-Scholes option-valuation model. For restricted stock units, fair value is based on the closing price of the Company's Class B common stock on the grant date. Compensation cost is generally recognized over the vesting period of the applicable award using the straight-line method. For awards with performance based and service vesting conditions, compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied based on the accelerated attribution method.
The assumptions used in the Black-Scholes option-valuation model were determined as follows:
Volatility. Since the Company does not have a trading history for its Class B common stock, the expected volatility was derived from the historical stock volatilities of peer group companies within the Company's industry. In evaluating peer companies, the Company considered factors such as nature of business, customer base, service offerings and markets served.
Risk-Free Interest Rate. The risk-free rate that the Company used is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
Expected Life. The expected term represents the period that the Company's stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options.
Dividend Yield. The Company has never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and therefore, the Company uses an expected dividend yield of zero.

Fair Value of Common Stock. Prior to the Company's initial public offering in March 2014, the Company's board of directors considered numerous objective and subjective factors to determine the fair value of the Company's Class A common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of Class A common stock performed by unrelated third-party specialists; (ii) the prices for the Company's Preferred Stock sold to outside investors; (iii) the rights, preferences and privileges of the Company's Preferred Stock relative to its Class A common stock; (iv) the lack of marketability of the Company's Class A common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of the Company, given prevailing market conditions.
Since the Company's initial public offering, the Company has used the market closing price for its Class B common stock as reported on the New York Stock Exchange to determine the fair value of the Company's common stock.
In addition to assumptions used in the Black-Scholes option-pricing model, the Company must also estimate a forfeiture rate to calculate the stock-based compensation for its awards. The Company's forfeiture rate is based on an analysis of its actual forfeitures. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation mode    l with the following assumptions and fair value per share:

	Year Ended December 31,
	2016	2015	2014
Volatility	45% - 47%	53%	60%
Expected life (in years)	5.31 - 6.12	6.2	5.0-6.3
Risk-free interest rate	0.95 - 1.37%	1.38%-1.91%	1.53%-2.05%
Dividend yield	—%	—%	—%
Weighted-average fair value of underlying common stock	$3.16	$8.95	$14.74
Warrants
On December 11, 2013, the Company issued a warrant to purchase an aggregate of 175,000 shares of Class A common stock at an exercise price of $5.00 per share to a third-party service provider. The warrant provides for an early exercise right and has a 10 year term. As of December 31, 2014, the warrants were fully vested. Expense for the warrants is calculated using the Black-Scholes option-pricing model and is recorded over the service performance period, which is the same as the vesting period. For the year ended December 31, 2014, the Company recorded $2.6 million in expense associated with this warrant. During 2016, the Company issued an additional warrant to SAP Technologies, Inc. Refer to Note 10 for further discussion of this warrant.

Note 10. Stockholders' Equity
Initial Public Offering
On March 19, 2014, the Company completed its IPO, in which it sold 12.8 million shares of Class B common stock at a price to the public of $16.00 per share. Upon the consummation of the IPO, all outstanding shares of convertible preferred stock were converted into shares of Class A common stock.
Common Stock
As of December 31, 2016 , the Company had 54,295,405 shares of Class A common stock and 50,015,518 shares of Class B common stock outstanding.
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
Employee Equity Plans

        The Company adopted a 2014 Equity Incentive Plan (EIP) that became effective on March 12, 2014 and serves as the successor to the Company's 2008 Stock Incentive Plan. Shares issued under the 2008 Stock Plan were Class A common stock and shares issued under the EIP are Class B common stock. The Company's 2014 Equity Incentive Plan authorizes the award of stock options, restricted stock awards (RSAs), stock appreciation rights (SARs), restricted stock units (RSUs), performance awards and stock bonuses. The Company began granting RSUs in the fourth quarter of 2014.

The Company adopted a 2014 Employee Stock Purchase Plan (ESPP) that became effective on March 13, 2014 that enables eligible employees to purchase shares of the Company's Class B common stock at a discount. The Company has not yet established a start date of the initial purchasing period under the ESPP.

Note 11. Income Taxes
The components of loss from continuing operations before income taxes were generated solely in the United States as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$(58,548)	$(79,920)	$(85,940)
As a result of the Company's history of net operating losses and full valuation allowance against its deferred tax assets, there was no current or deferred income tax provision for the years ended December 31, 2016, 2015 and 2014.
Reconciliations of the statutory federal income tax rate and the Company's effective tax rate consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax at federal statutory rate	$(19,812)	$(27,173)	$(29,220)
State statutory rate (net of federal benefit)	(1,259)	(1,560)	(1,728)
Non-deductible stock compensation	1,594	2,334	(19)
Change in valuation allowance	14,365	24,332	30,571
Other	5,112	2,067	396
	$—	$—	$—

Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
Deferred tax assets:	2016	2015
Net operating loss carryforwards	$105,100	$93,165
Deferred rent	580	235
Accrued compensation	1,291	326
Stock-based compensation	6,369	6,224
Other reserves and accruals	3	4
Property and equipment	649	322
Deferred revenue	3,879	3,017
	117,871	103,293
Valuation allowance	(117,871)	(103,293)
Net deferred tax assets	$—	$—
The Company has provided a full valuation allowance for its deferred tax assets at December 31, 2016 and 2015, due to the uncertainty surrounding the future realization of such assets. Therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.
The valuation allowance increased by $14.6 million and $24.1 million during the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, the Company recorded no tax benefits related to stock-based compensation.
As of December 31, 2016, the Company had approximately $304.2 million of federal and $174.7 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards begin to expire in 2028 and 2017, respectively.
The deferred tax asset related to the Company's net operating losses does not include amounts relating to the tax benefit of stock option exercises, which, when realized, will be recorded as a credit to additional paid-in capital. As of December 31, 2016, the Company also had approximately $6.4 million and $7.2 million of research and development tax credit carryforwards available to reduce future taxable income if any, for federal and California purposes, respectively. The federal credit carryforwards expire beginning in 2028 and the California research credits do not expire and may be carried forward indefinitely.
The Company's ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax laws. In the event the Company should experience an ownership change, as defined, utilization of the Company's net operating loss carryforwards and tax credits could be limited.

     The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Gross unrecognized tax benefits at the beginning of the year	$9,540	$7,214	$4,513
Increases for tax positions of prior years	—	133	871
Decreases for tax positions of prior years	(125)	(346)	(831)
Increases for tax positions related to the current year	4,153	2,539	2,661
Gross unrecognized tax benefits at the end of the year	$13,568	$9,540	$7,214

At December 31, 2016, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the Company's tax rate.

There were no material changes to the unrecognized tax benefits in the year ended December 31, 2016, and the Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
The Company's policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. Due to the Company's net operating loss position, the Company has not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2016, 2015 or 2014.

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

The following table presents the calculation of basic and diluted net loss per share for the Company's common stock (in thousands, except per share data):

	Year Ended December 31,
	2016		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(31,610)	$(26,938)	$(48,116)	$(31,804)	$(67,655)	$(18,285)
Weighted-average shares used to compute basic and diluted net loss per share	54,421	46,377	56,444	37,309	58,555	15,826
Basic and diluted net loss per share	$(0.58)	$(0.58)	$(0.85)	$(0.85)	$(1.16)	$(1.16)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock options and restricted common stock	18,185	16,247	17,791
Warrants	2,020	115	115
	$20,205	$16,362	$17,906
Note 13. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Under the plan, participating employees may defer up to 100% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. Effective January 1, 2015, the Company began matching a portion of the employee contributions. The Company's contribution expense in 2016 totaled $1.0 million.

Note 14. Reduction in Workforce
On May 10, 2016, the Company’s Board of Directors committed to a program to reduce the Company’s workforce in order to reduce expenses, align its operations with evolving business needs and improve efficiencies. Under this program, the Company undertook an initiative to reduce its workforce by approximately fourteen percent. For the year ended December 31, 2016 , the Company incurred charges of $0.8 million, all of which were related to severance costs. As of December 31, 2016, all costs have been fully paid out.

Note 15. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in years 2016 and 2015 (in thousands, except per share data):

	Quarter Ended
	Mar 31, 2015	Jun 30, 2015	Sept 30, 2015	Dec 31, 2015	Mar 31, 2016	Jun 30, 2016	Sept 30, 2016	Dec 31, 2016
Total revenue	15,951	18,510	19,539	21,315	22,717	23,585	25,501	29,897
Gross profit	8,779	10,256	10,852	11,660	13,468	14,641	17,535	21,496
Net loss	$(19,643)	$(21,212)	$(20,007)	$(19,058)	$(21,355)	$(16,692)	$(11,403)	$(9,098)
Net loss per share, basic and diluted	$(0.21)	$(0.23)	$(0.21)	$(0.20)	$(0.22)	$(0.17)	$(0.11)	$(0.09)

Note 16. Subsequent Events

On January 4, 2017, the Company entered into an Agreement and Plan of Merger and Reorganization (which is referred to as the merger agreement) with Jiff, Inc. ("Jiff"), an enterprise health benefits platform provider and, as described further below, a related party to the Company, pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the merger agreement, that a wholly owned subsidiary of the Company will merge with and into Jiff, with Jiff becoming a wholly-owned subsidiary of the Company and the surviving corporation following the completion of the merger. Upon the completion of the merger, all outstanding capital stock and vested options of Jiff will be exchanged for an aggregate of approximately 27 million shares, and options exercisable to purchase shares, of Class B common stock, subject to certain adjustments as set forth in the merger agreement. Additionally as part of the merger, certain stockholders and option holders have the right to receive up to 4 million shares of Class B common stock or options with rights to Class B common stock, respectively, upon the achievement by the Jiff business of certain milestones in 2017. Former Jiff stock and option holders will receive an aggregate of 1 million shares of the Company's Class B common stock or options if the Jiff business achieves at least $25 million in revenue in 2017 and an aggregate of 3 million shares of Class B common stock or options if the Jiff business achieves at least $25 million in net new bookings during 2017. All options for Jiff common stock and Jiff restricted stock units held by Jiff employees who become continuing employees of the combined company will be converted into options to purchase the Company's Class B common stock and restricted stock units, if any, respectively. As partial security for such indemnification obligations, the parties have agreed to deposit 2.7 million shares of Class B common stock in a separate escrow fund for a period of 12 months after the completion of the merger.

Bryan Roberts, Chairman of the board of directors of the Company prior to the completion of the merger, is a Partner at Venrock, which beneficially owns 16,825,301 shares of the Company's Class A and Class B common stock, or approximately 16% of Castlight’s total issued and outstanding capital stock. Venrock also owns 8,040,910 shares of Jiff capital stock, or approximately 18% of the total issued and outstanding Jiff capital stock. Accordingly, this is a related party transaction. The board of directors of the Company appointed a Special Committee, comprised solely of disinterested directors, to which it delegated the full and exclusive power, authority and discretion of the Company's board of directors to evaluate, assess, and approve the Jiff transaction on its behalf. The Special Committee engaged its own independent legal and financial advisors to assist the Special Committee in evaluating the merger. After deliberations, the Special Committee concluded that the transaction terms were fair to the Company and the transaction was in the best interests of the Company and its stockholders and unanimously approved the transaction.

We intend to hold a special meeting of our stockholders on March 17, 2017 to ask for shareholder approval of the shares to be issued in this merger. Upon the completion of the merger, the Company's board of directors will include two members designated by Jiff. Immediately following the effective time of the merger, the Company's equity holders are expected to own approximately 80% of the outstanding capital stock of the combined company on a fully diluted basis, with Jiff stockholders owning approximately 20% of the combined company immediately following the completion of the merger.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the

Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, State of California, on this 1st day of March, 2017.

CASTLIGHT HEALTH, INC.
By:	/s/ Giovanni M. Colella
Giovanni M. Colella
Chief Executive Officer, Co-Founder and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Giovanni M. Colella and Siobhan Nolan Mangini] or either of them his or her true and lawful attorney-in-fact and agents, each with the full power of substitution and re-substitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Giovanni M. Colella	Chief Executive Officer, Co-Founder and Director	March 1, 2017
Giovanni M. Colella	(Principal Executive Officer)

/s/ Siobhan Nolan Mangini	Chief Financial Officer	March 1, 2017
Siobhan Nolan Mangini	(Principal Financial Officer)

/s/ Priya Jain	Corporate Controller and Chief Accounting Officer	March 1, 2017
Priya Jain	(Principal Accounting Officer)

/s/ Bryan Roberts	Chairman of the Board of Directors and Co-Founder	March 1, 2017
Bryan Roberts

/s/ David Ebersman	Director	March 1, 2017
David Ebersman

/s/ Ann Lamont	Director	March 1, 2017
Ann Lamont

/s/ Ed Park	Director	March 1, 2017
Ed Park

/s/ David B. Singer	Director	March 1, 2017
David B. Singer

/s/ Michael Eberhard	Director	March 1, 2017
Mike Eberhard

/s/ Kenny Van Zant	Director	March 1, 2017
Kenny Van Zant

EXHIBIT INDEX

			Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 4, 2017, by and among Castlight Health, Inc., Neptune Acquisition Subsidiary, Inc. and Jiff, Inc.	8-K	0001-36330	January 4, 2017	2.1

3.1	Restated Certificate of Incorporation.	10-Q	001-36330	May 12, 2014	3.1

3.2	Amended and Restated Bylaws.	10-Q	001-36330	May 12, 2014	3.2

4.1	Form of Class A Common Stock Certificate.	S-8	333-194566	March 14, 2014	4.8

4.2	Form of Class B Common Stock Certificate.	S-1	333-193840	March 3, 2014	4.1

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 26, 2012, by and among the Registrant and certain of its stockholders.	S-1	333-193840	February 10, 2014	4.2

4.4	Warrant issued to SAP Technologies, Inc.	8-K	001-36330	May 18, 2016	4.1

4.5	Securities Purchase Agreement dated May 16, 2016, between Castlight Health, Inc. and SAP Technologies, Inc.	8-K	001-36330	May 18, 2016	10.1

10.1*	Form of Indemnification Agreement.	S-1	333-193840	March 3, 2014	10.1

10.2*	2008 Stock Incentive Plan and forms of stock option agreement thereunder and restricted stock agreement.	S-1	333-193840	March 3, 2014	10.2

10.3*	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement and stock bonus agreement.	S-1	333-193840	March 3, 2014	10.3

10.4*	2014 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-193840	March 3, 2014	10.4

10.5*	Form of restricted stock unit agreement; performance based	10-Q	001-36330	August 5, 2015	10.2

10.6*	Job Offer Letter, dated as of September 6, 2012, by and between the Registrant and John C. Doyle.	S-1	333-193840	February 10, 2014	10.6

10.7*	Double Trigger Acceleration Policy.	S-1	333-193840	February 10, 2014	10.9

10.8	2012 Sublease Agreement by and between National Union Fire Insurance Company of Pittsburgh, Pa. and the Registrant, with Consent to Sublease Agreement, dated as of August 9, 2012.	S-1	333-193840	February 10, 2014	10.10

10.9	Master Services Agreement, dated as of November 28, 2012; First Service Addendum, dated as of November 28, 2012; and Business Associate Agreement, dated as of September 11, 2012, in each case by and between the Registrant and the Administrative Committee of the Wal-Mart Stores, Inc., Associates’ Health and Welfare Plan.	S-1	333-193840	March 3, 2014	10.11

10.10	Lease Agreement by and between 150 Spear Street, LLC and the Registrant, dated May 21, 2015.	10-Q	001-36330	August 5, 2015	10.1

10.11	Amendment to the Lease Agreement by and between 150 Spear Street, LLC and the Company.	10-Q	001-36330	November 2, 2016	10.15

10.12*	Job Offer Letter, dated as of October 7, 2014, by and between the Registrant and John McCracken					X

10.13*	Form of Executive Severance Agreement	8-K	001-36330	July 11, 2016	10.1

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see signature page of this annual report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

99.1
Certain Excerpts from the Prospectus dated February 22, 2017 filed on February 22, 2017 pursuant to Rule424(b)(3) relating to the Registration Statement on Form S-4, as amended (No. 333- 215861) of the Registrant.
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