Form 10-Q
period 2017-03-31
CASTLIGHT HEALTH, INC.
filed 2017-04-28
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No [x]

As of April 24, 2017, there were 54,288,009 shares of the Company’s Class A common stock outstanding and 76,226,187 shares of the Company’s Class B common stock outstanding.

______________________________________

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,198	$48,722
Marketable securities	47,007	65,882
Accounts receivable, net	16,497	14,806
Deferred commissions	7,861	8,218
Prepaid expenses and other current assets	4,578	3,382
Total current assets	132,141	141,010
Property and equipment, net	5,106	5,285
Restricted cash, noncurrent	1,144	1,144
Deferred commissions, noncurrent	3,734	5,050
Other assets	5,276	4,677
Total assets	$147,401	$157,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,462	$2,288
Accrued expenses and other current liabilities	5,344	6,369
Accrued compensation	6,111	9,443
Deferred revenue	33,576	30,623
Total current liabilities	47,493	48,723
Deferred revenue, noncurrent	5,379	5,245
Other liabilities, noncurrent	1,193	1,236
Total liabilities	54,065	55,204
Commitments and contingencies
Stockholders’ equity:
Class A and Class B common stock	10	10
Additional paid-in capital	464,151	457,596
Accumulated other comprehensive loss	(19)	—
Accumulated deficit	(370,806)	(355,644)
Total stockholders’ equity	93,336	101,962
Total liabilities and stockholders’ equity	$147,401	$157,166
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Subscription	$25,766	$21,037
Professional services	1,979	1,680
Total revenue	27,745	22,717
Cost of revenue:
Cost of subscription (1)	4,246	4,136
Cost of professional services (1)	3,988	5,113
Total cost of revenue	8,234	9,249
Gross profit	19,511	13,468
Operating expenses:
Sales and marketing (1)	14,443	16,282
Research and development (1)	11,071	10,085
General and administrative (1)	8,998	8,545
Total operating expenses	34,512	34,912
Operating loss	(15,001)	(21,444)
Other income, net	192	89
Net loss	$(14,809)	$(21,355)
Net loss per Class A and B share, basic and diluted	$(0.14)	$(0.22)
Weighted-average shares used to compute basic and diluted net loss per Class A and B share	104,935	96,291
_______________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2017	2016
Cost of revenue:
Cost of subscription	$127	$108
Cost of professional services	461	477
Sales and marketing	2,154	2,235
Research and development	1,790	1,405
General and administrative	1,295	1,269

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(14,809)	$(21,355)
Other comprehensive income:
Net change in unrealized (loss) gain on available-for-sale marketable securities	(19)	103
Other comprehensive (loss) income	(19)	103
Comprehensive loss	$(14,828)	$(21,252)
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(14,809)	$(21,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	698	783
Stock-based compensation	5,827	5,494
Amortization of deferred commissions	2,089	1,162
Accretion and amortization of marketable securities	64	176
Changes in operating assets and liabilities:
Accounts receivable	(1,691)	(1,282)
Deferred commissions	(416)	(289)
Prepaid expenses and other assets	(1,183)	36
Accounts payable	177	605
Accrued expenses and other liabilities	(4,755)	(3,732)
Deferred revenue	3,087	4,412
Net cash used in operating activities	(10,912)	(13,990)
Investing activities:
Purchase of property and equipment	(166)	(466)
Purchase of marketable securities	(16,007)	(29,486)
Maturities of marketable securities	34,799	58,637
Net cash provided by investing activities	18,626	28,685
Financing activities:
Proceeds from the exercise of stock options	374	1,266
Payments of issuance costs related to equity	(612)	—
Net cash (used in) provided by financing activities	(238)	1,266

Net increase in cash and cash equivalents	7,476	15,961
Cash and cash equivalents at beginning of period	48,722	19,150
Cash and cash equivalents at end of period	$56,198	$35,111

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Description of Business
Description of Business
Castlight Health Inc. ("the Company") offers a health benefits platform that engages employees to make better health care decisions and enables employers to communicate and measure their benefit programs. The Company provides a simple, personalized, and powerful way for employees to shop for and manage their health care. At the same time, the Company enables employers to understand their employees’ needs and guide them to the right care, right providers and right programs at the right time. On April 3, 2017, the Company completed its acquisition of Jiff, Inc. The acquisition enables the Company to provide the full spectrum of wellbeing, healthcare decision support and benefits hub all in one complete package. The Company's comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data actionable and useful. The Company was incorporated in the State of Delaware in January 2008. The Company's principal executive offices are located in San Francisco, California.

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
The condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes.
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
Recently Issued and Adopted Accounting Pronouncements
Stock-based Compensation
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” The guidance will change how companies account for certain aspects of share-based payments to employees. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted this guidance on January 1, 2017 and accordingly recorded a cumulative-effect adjustment charge of approximately $0.4 million to the beginning accumulated deficit for the impact of electing to account for forfeiture as it occurs. The adoption of this standard did not have any impact to the Statement of Operations or the Statement of Cash Flows. The Company is subject to full

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

valuation allowance and thus has not utilized any excess tax benefits or realized any cash tax benefit related to stock compensation expense.

Goodwill

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-4, “Intangibles—Goodwill and Other.” The standard eliminates Step 2 from the goodwill impairment test, under which an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, instead requiring an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard will become effective for the Company beginning January 1, 2020, and early adoption is permitted. At this point in time, the Company does not intend to adopt the standard early. Based on the Company’s evaluation, the standard will not have a material impact on its consolidated financial statements.

Business Combinations

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-1, “Business Combinations.” The standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will become effective for the Company beginning January 1, 2018, and early adoption is permitted. At this point in time, the Company does not intend to adopt the standard early. Based on the Company’s evaluation, the standard will not have a material impact on its consolidated financial statements.

Consolidation

In October 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-17, “Consolidation.” The standard addresses how companies evaluate whether a reporting entity is the primary beneficiary of a VIE by changing how the reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The standard became effective for the Company beginning January 1, 2017. Based on the Company’s evaluation, the standard did not have a material impact on its consolidated financial statements.

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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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

The Company is currently assessing the impact of the new standard on its accounting policies, processes, and controls, including system requirements and has assigned internal resources and has also engaged a third party service provider to assist in its assessment.

Based on its assessment to date, the Company currently believes a significant impact from the adoption of the new standard will be related to the Company’s costs to fulfill as well as its costs to obtain contracts with customers. For fulfillment costs, the new standard states that an entity shall recognize an asset from the costs incurred to fulfill a contract if certain criteria are met. The Company believes these criteria will be met and these costs will be recognized as an asset under the new standard.  The costs to fulfill a contract that are recognized as an asset are then amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company currently expenses costs to fulfill a contract when they are incurred. Similar to fulfillment costs, for costs to obtain a contract (which are primarily sales commissions), the standard states that costs to obtain a contract shall be amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company currently capitalizes certain sales commissions and amortizes those costs over the non-cancelable portion of its subscription contracts. Under the new standard, the amortization period for the Company’s costs to obtain a contract could be longer. Lastly, based on its assessment, the Company currently believes areas of impact related to the Company’s revenue recognition will be related to the estimation of variable consideration, the accounting for contract modifications, and the allocation of the transaction price to the Company’s multiple performance obligations.

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

At March 31, 2017 and December 31, 2016, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017
U.S. agency obligations	$44,999	$—	$(16)	$44,983
U.S. treasury securities	12,503	—	(3)	12,500
Money market mutual funds	16,430	—	—	16,430
	73,932	—	(19)	73,913
Included in cash and cash equivalents	26,906	—	—	26,906
Included in marketable securities	$47,026	$—	$(19)	$47,007

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
U.S. agency obligations	$33,019	$5	$(3)	$33,021
U.S. treasury securities	37,864	—	(2)	37,862
Money market mutual funds	7,965	—	—	7,965
	78,848	5	(5)	78,848
Included in cash and cash equivalents	12,966	—	—	12,966
Included in marketable securities	$65,882	$5	$(5)	$65,882

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
The fair value of marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from a third-party pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established third party pricing vendors and broker-dealers. There have been no changes in valuation techniques in the periods presented. The Company has no financial assets or liabilities measured using Level 3 inputs. There were no significant transfers between Levels 1 and 2 assets as of March 31, 2017 and December 31, 2016. The following tables present information about the Company’s assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Level 1	Level 2	Total
March 31, 2017
Cash equivalents:
Money market mutual funds	$16,430	$—	$16,430
U.S. agency obligations	—	10,476	10,476
Marketable securities:
U.S. agency obligations	—	34,507	34,507
U.S. treasury securities	—	12,500	12,500
	$16,430	$57,483	$73,913

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Level 1	Level 2	Total
December 31, 2016
Cash equivalents:
Money market mutual funds	$7,965	$—	$7,965
U.S. treasury securities	—	5,000	5,000
Marketable securities:
U.S. agency obligations	—	33,021	33,021
U.S. treasury securities	—	32,862	32,862
	$7,965	$70,883	$78,848
Gross unrealized gains and losses for cash equivalents and marketable securities as of March 31, 2017 and December 31, 2016 were not material. The Company does not believe the unrealized losses represent other-than-temporary impairments based on the Company’s evaluation of available evidence as of March 31, 2017 and December 31, 2016.
There were no realized gains or losses during the three months ended March 31, 2017. All of the Company’s marketable securities at March 31, 2017 and December 31, 2016 mature within one year. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents.

Note 5. Property and Equipment
Property and equipment consisted of the following (in thousands):

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	As of
	March 31, 2017	December 31, 2016
Leasehold improvements	$2,482	$2,061
Computer equipment	5,443	5,487
Software	1,079	1,099
Capitalization of internal-use software	2,925	2,925
Furniture and equipment	1,047	931
Total	12,976	12,503
Accumulated depreciation	(7,870)	(7,218)
Property and equipment, net	$5,106	$5,285
Depreciation and amortization expense for the three months ended March 31, 2017 and 2016, was $0.7 million and $0.8 million, respectively. Depreciation and amortization are recorded on a straight-line basis.

Note 6. Related Party Transactions and Variable Interest Entity

Lyra Health

In 2015, the Company made a preferred stock investment in Lyra Health (”Lyra”) of $4.1 million, associated with a strategic alliance with Lyra. Lyra is considered a related party to the Company because two of the Company’s directors, Dr. Roberts and Mr. Ebersman, serve on the Lyra board of directors and Mr. Ebersman is the Lyra chief executive officer. The Company has evaluated all its transactions with Lyra and has determined that Lyra is a variable interest entity (“VIE”) for the Company but that it is not required to consolidate the operations of the VIE. The Company’s maximum exposure to loss as a result of its involvement with this unconsolidated VIE is limited to its investment of $4.1 million and it is not obligated to provide incremental financial support to Lyra.

The investment in Lyra is accounted for under the cost method and is included under other assets in the Company’s consolidated financial statements. The Company has not estimated the fair value of its investment because there have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company assesses its investment for impairment on a quarterly basis or based on facts or circumstances that may require it to reassess the fair value of its investment. Based on the facts and circumstances as of March 31, 2017, the Company concluded that its investment was appropriately valued.

Jiff Acquisition

On April 3, 2017, the Company acquired Jiff, Inc. for approximately 27 million in shares and options. Bryan Roberts, Chairman of the board of directors of the Company prior to the completion of the merger, is a Partner at Venrock, which beneficially owns 16,825,301 shares of the Company's Class A and Class B common stock, or approximately 16% of Castlight’s total issued and outstanding capital stock. Venrock also owns 8,040,910 shares of Jiff capital stock, or approximately 18% of the total issued and outstanding Jiff capital stock. Accordingly, this is a related party transaction.

Note 7. Commitments and Contingencies
Legal Matters

From time to time, the Company may become subject to other legal proceedings, claims or litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patents or other intellectual property rights. If an unfavorable outcome were to occur in litigation, the impact could be material to the Company’s business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome. The Company accrues for loss contingencies when it is both probable that it will incur the loss and when it can reasonably estimate the amount

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

of the loss or range of loss.

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

There were no material changes in the Company’s contractual obligations from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for a description of its contractual obligations.

Note 8. Stock Compensation
Stock Options Activity
A summary of stock option activity for the three months ended March 31, 2017 is as follows (in thousands, except share and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2016	7,642,953	$3.71	$18,537
Stock option grants	—	$—
Stock options exercised	(273,769)	$1.37
Stock options canceled	(176,980)	$3.23
Balance at March 31, 2017	7,192,204	$3.81	$9,232
The total grant-date fair value of stock options granted during the three months ended March 31, 2017 and 2016 was $0.0 million and $2.5 million, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Three Months Ended March 31,
	2017	2016
Volatility	—%	45%
Expected life (in years)	—	6.0
Risk-free interest rate	—%	1.37%
Dividend yield	—%	—%
As of March 31, 2017, the Company had $8.6 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.0 years.
Restricted Stock Units

A summary of restricted stock unit activity for the three months ended March 31, 2017 is as follows:

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2016	10,541,666	$4.82
Restricted Stock Units granted (1)	1,420,200	$3.22
Restricted Stock Units vested	(832,288)	$3.63
Restricted Stock Units forfeited/canceled (2)	(1,388,897)	$3.94
Balance at March 31, 2017	9,740,681	$4.71
(1) Includes performance stock units (“PSUs”) that were granted in the three months ended March 31, 2017.
(2) Includes PSUs that were granted in the prior year, which were canceled because performance targets were not achieved.
As of March 31, 2017, there was a total of $41.1 million in unrecognized compensation cost related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of approximately 2.73 years.

During 2017, the Company awarded PSUs to certain employees. The number of shares that will eventually vest depends on achievement of performance targets for 2017, as determined by the compensation committee of the Company's board of directors, and may range from 0 to 150% of the targeted award amount. Once the performance is determined and a targeted award amount is fixed, the target number of PSUs, if any, will vest in eight quarterly installments, subject to recipients' continued service, beginning on February 15, 2018. The compensation expense associated with the PSUs is recognized using the accelerated method. For the period ended March 31, 2017, the Company has recognized approximately $0.3 million related to all performance awards.

Note 9. Stockholders’ Equity
Common Stock
As of March 31, 2017, the Company had 54,288,009 shares of Class A common stock and 51,128,971 shares of Class B common stock outstanding.
Transactions with SAP Technologies, Inc.

In May 2016, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with SAP Technologies, Inc. (“SAP”) pursuant to which it sold and issued to SAP approximately 4.7 million shares (“Shares”) of its Class B Common Stock and a warrant (“Warrant”) to purchase up to approximately 1.9 million shares of its Class B Common Stock. The net proceeds from this transaction were $17.8 million and will be used for working capital and other general corporate purposes.
The exercise price of the Warrant remains at $4.91 per share and will expire four years from the date the Company enters into an agreement with SAP related to the distribution and the reselling of the Company’s solutions (the “Alliance Agreement”). The Alliance Agreement will be focused on a strategic, multi-pronged business relationship aimed at delivering integrated healthcare technologies that can help lower healthcare costs, improve outcomes and increase benefits satisfaction for customers.

The Shares and Warrant are considered freestanding instruments from each other and are classified within stockholders’ equity. The Company preliminarily allocated the net proceeds to the Shares and Warrant and also to a customer prepayment liability classified within accrued expenses and other current liabilities that represents the future benefits of the Alliance Agreement. Additional accounting for the Warrants and the customer prepayment liability is dependent on, if and when, the Alliance Agreement is executed.
In the second quarter of 2017, the Company and SAP modified the Warrant to extend the time period allowed to execute the Alliance Agreement from May 17, 2017 to November 17, 2017. If the Company does not enter into the Alliance Agreement with SAP by that time, then the Warrant will become void. The warrant is not exercisable until the Alliance Agreement is signed. The Company will update its preliminary allocation of the net proceeds in the second quarter as a result of this modification.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 10. Income Taxes
The effective tax rate for the three months ended March 31, 2017 and 2016 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. At March 31, 2017, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.

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
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2017		2016
	Class A	Class B	Class A	Class B
Net loss	$(7,661)	$(7,148)	$(12,091)	$(9,264)
Weighted-average shares used to compute basic and diluted net loss per share	54,288	50,647	54,518	41,773
Basic and diluted net loss per share	$(0.14)	$(0.14)	$(0.22)	$(0.22)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options and restricted stock units	16,933	20,172
Warrants*	2,020	115
Total	18,953	20,287
*includes 1.9 million warrants issued to SAP that are exercisable upon execution of the Alliance Agreements as described in Note 9.

Note 12. Subsequent Events

Jiff Acquisition

On April 3, 2017, the Company acquired Jiff, Inc. for approximately 27 million in shares and options. Jiff is an enterprise health benefits platform provider that serves as a central hub for wellbeing and other benefit programs, with a single point of access for employees. The acquisition enables the Company to provide the full spectrum of wellbeing, healthcare decision support and benefits hub all in one complete package. The close date of this acquisition occurred subsequent to our fiscal quarter-end, therefore purchase price allocation to the underlying assets acquired and liabilities assumed or consolidated pro forma financial information for this transaction has not yet been finalized. Although the Company has not completed the acquisition accounting for this transaction, it expects a substantial majority of the purchase price will be allocated to goodwill and intangible assets.

Term loan and Revolving Line of Credit

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

In connection with the Company’s acquisition of Jiff, on April 3, 2017, the Company, Jiff and Silicon Valley Bank (“Bank”) agreed to refinance the existing term loan facility owed by Jiff to the Bank (“The Loan Agreement”) for an approximately $5.6 million term loan (the “Term Loan”).

Also, the Loan Agreement provides for up to a $25 million revolving credit facility (the “Revolving Line”). The Company may request borrowings under the Revolving Line prior to April 3, 2019, on which date the Revolving Line terminates.

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

Overview

Castlight offers a health benefits platform that engages employees to make better health care decisions and enables employers to communicate and measure their benefit programs. We provide a simple, personalized, and powerful way for employees to shop for and manage their health care. At the same time, we enable employers to understand their employees’ needs and guide them to the right care, right providers and right programs at the right time. Furthermore, on April 3, 2017, the we completed our acquisition of Jiff, Inc. The acquisition enables us to provide the full spectrum of wellbeing, healthcare decision support and benefits hub all in one complete package. Our comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data transparent and useful. Our products are designed to deliver strong employee engagement and can be used to enable employers to integrate disparate benefit programs into a single platform available to employees and their families. Ultimately, we help enable organizations and their employees to improve outcomes, lower health care costs, and increase benefits satisfaction.

Since our inception in 2008, we have been committed to improving the efficiency of the U.S. health care industry. From 2008 to 2010, we focused our efforts on research and development to build our consumer health care database, our analytic capabilities and the initial version of our cloud-based product which constitutes our core Castlight platform. After its release in 2010, we have continued to enhance that product, as well as release new products, including Castlight Pharmacy, Castlight Dental, Castlight Action, Castlight Elevate, Castlight Protect, and Castlight Rewards, as well as the suite of products acquired in connection with our acquisition of Jiff. These products are delivered to our customers, and their employees and families, via our cloud-based offering and leverage consumer-oriented design principles that drive engagement and ease of use.
We market and sell our health benefits platform to self-insured companies in a broad range of industries and to governmental entities. We sell our offering to customers in the United States. We market to our collective customers and potential customers through our direct sales force, as well as through relationships with health plans, benefits consultants, technology companies and other channel partners. We intend to continue to invest aggressively in the success of our customers, expand our commercial operations and further develop our offering.
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

Signed Annual Recurring Revenue

	As of March 31,
	2017	2016
	(in millions)
Signed Annual Recurring Revenue (ARR)	$121.5	$111.2

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

Our ARR at March 31, 2017 was $121.5 million, compared to $111.2 million at March 31, 2016, representing an increase of approximately 9%. We expect ARR to increase as we sign additional customers and cross-sell to existing customers.

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

Operating Expenses. Operating expenses consist of sales and marketing, research and development and general and administrative expenses.
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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(percentages of revenue)
Revenue:
Subscription	93%	93%
Professional services	7%	7%
Total revenue	100%	100%
Cost of revenue:
Cost of subscription	15%	18%
Cost of professional services	15%	23%
Total cost of revenue	30%	41%
Gross margin percentage	70%	59%
Operating expenses:
Sales and marketing	52%	72%
Research and development	40%	44%
General and administrative	32%	38%
Total operating expenses	124%	154%
Operating loss	(54)%	(95)%
Other income, net	1%	—%
Net loss	(53)%	(95)%
Revenue

	Three Months Ended March 31,
	2017	2016	% Change	$ Change
	(dollars in thousands)
Revenue:
Subscription	$25,766	$21,037	22%	$4,729
Professional services	1,979	1,680	18%	299
Total revenue	$27,745	$22,717	22%	$5,028

Total revenue for the three months ended March 31, 2017 increased $5.0 million, or 22%, attributable to new customer launches that occurred in the trailing twelve months ended March 31, 2017 that contributed $5.4 million of the increase in total revenue year over year. The increase was partially offset by churn. Our launched customer base grew more than 10% year over year.
Costs and Operating Expenses

	Three Months Ended March 31,
	2017	2016	% Change	$ Change
	(dollars in thousands)
Cost of revenue:
Subscription	$4,246	$4,136	3%	$110
Professional services	3,988	5,113	(22)%	(1,125)
Total cost of revenue	$8,234	$9,249	(11)%	$(1,015)
Gross margin (loss) percentage
Subscription	83.5%	80.3%
Professional services	(102)%	(204)%
Total gross margin percentage	70.3%	59.3%
Gross profit	$19,511	$13,468	45%	$6,043
Cost of subscription revenue for the three months ended March 31, 2017 increased $0.1 million, or 3%, primarily due to an increase in third party service fees related to the expansion of our call center.

Cost of professional services revenue for the three months ended March 31, 2017 decreased $1.1 million, or 22%, primarily due to a decrease in employee-related expenses as a result of the reduction in workforce that took place in the second quarter of 2016.
Gross margin for the three months ended March 31, 2017 improved primarily due to a 22% increase in revenue and a corresponding decrease in associated costs by 11%. In the short term, we expect an initial decline in gross margin due to the acquisition of Jiff, as Jiff is in an early stage of launching clients during their rapid growth phase. However, in the long term, we expect to continue to see favorable overall gross margin trends as we continue to increase the number of launched customers relative to customers who are in the implementation phase.

Sales and Marketing

	Three Months Ended March 31,
	2017	2016	% Change	$ Change
	(dollars in thousands)
Sales and marketing	$14,443	$16,282	(11)%	$(1,839)

Sales and marketing expense for the three months ended March 31, 2017 decreased $1.8 million, or 11%, primarily due to a $1.2 million decrease in employee-related expenses as a result of the reduction in force that took place in the second quarter of 2016 and a $0.8 million reduction in marketing spend as we leveraged our channel relationships.

Research and Development

	Three Months Ended March 31,
	2017	2015	% Change	$ Change
	(dollars in thousands)
Research and development	$11,071	$10,085	10%	$986

Research and development expense for the three months ended March 31, 2017 increased $1.0 million, or 10%, primarily attributable to a $0.9 million increase in employee-related expenses as we continue to invest in R&D resources to drive innovation.

General and Administrative

	Three Months Ended March 31,
	2017	2016	% Change	$ Change
	(dollars in thousands)
General and administrative	$8,998	$8,545	5%	$453

General and administrative expense for the three months ended March 31, 2017 increased $0.5 million, or 5%, primarily attributable to a $2.3 million increase in acquisition costs related to the acquisition of Jiff, Inc., a $0.5 million increase in employee-related expenses and a $0.2 million increase in contractor expenses, partially offset by a $2.4 million decrease in litigation expenses related to the settlement of a class action lawsuit recorded in 2016.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(10,912)	$(13,990)
Net cash provided by investing activities	18,626	28,685
Net cash (used in) provided by financing activities	(238)	1,266
Net increase in cash and cash equivalents	$7,476	$15,961
As of March 31, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $103.2 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, payments from our customers. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, integration costs related to the acqusition of Jiff, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based products. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may in the future enter into these types of arrangements.
On April 3, 2017, Castlight, Jiff and Silicon Valley Bank (“Bank”) agreed to refinance the existing term loan facility owed by Jiff to the Bank (“The Loan Agreement”). The Loan Agreement provides for an approximately $5.6 million term loan (the “Term Loan”) and up to a $25 million revolving credit facility (the “Revolving Line”). Refer to Note 12 for further information on debt.
We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
Cash used in operating activities for the three months ended March 31, 2017 and 2016 was $10.9 million and $14.0 million, respectively. The decrease in cash used is primarily as a result of a decrease in net loss from $21.4 million for the three months ended March 31, 2016 to $14.8 million for the three months ended March 31, 2017. The net loss for the three months ended March 31, 2017 was adjusted for $8.7 million in non-cash expenses that included stock-based compensation of $5.8 million and amortization of deferred commissions of $2.1 million. Working capital uses of cash included a decrease in accrued expenses, primarily as a result of $3.3 million payout of annual bonuses and $2.8 million payout of commission to our employees in the first quarter of 2017. These decreases were offset by an increase in accounts receivable of $1.7 million, as a result of timing of billings and collections. Additionally, deferred revenue increased by $3.1 million, primarily as a result of an increase in the amount billed year over year due to an increase in launched customers.
Investing Activities
Cash provided by investing activities for the three months ended March 31, 2017 and 2016 was $18.6 million and $28.7 million, respectively. This decrease was primarily attributable to the timing of purchases, sales and maturities of marketable securities, the net result of which was $18.8 million, and $29.2 million, for the three months ended March 31, 2017, and 2016, respectively.
Financing Activities
Cash (used in) provided by financing activities for the three months ended March 31, 2017 and 2016 was $(0.2) million and $1.3 million, respectively. This decrease was primarily related to the $0.6 million payment of deferred financing costs incurred for filing Form S-4 for Jiff acquisition, which was partially offset by $0.4 million in proceeds from the issuance of common stock upon the exercise of employee stock options.
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

Other than matters discussed above there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our Annual Report on Form 10-K for a description of our contractual obligations.
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
Critical Accounting Policies and Estimates

On January 1, 2017, the Company adopted ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” Refer to Note 2 for detailed information on how adoption of this standard impacted the Company.

Other than the above, during the three months ended March 31, 2017, there were no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $103.2 million at March 31, 2017 and $114.6 million as of December 31, 2016. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital and other general corporate purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $0.1 million market value reduction in our investment portfolio as of March 31, 2017. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.1 million as of March 31, 2017. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event the market price of our Class B common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business
We have a history of significant losses, which we expect to continue for the foreseeable future, and we may never achieve or sustain profitability in the future.
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $79.9 million, $85.9 million and $62.2 million, during the years ended December 31, 2016, 2015 and 2014, respectively and $14.8 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $370.8 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. In addition, as a result of our recently-completed acquisition of Jiff, we have incurred substantial transaction costs and expect to incur further increases in our cost of revenue and operating expenses in connection with the operation and integration of the Jiff business. Our efforts to grow our business, enhance our offering and acquire customers, and to operate and integrate the Jiff business, may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, if at all.

Our limited operating history makes it difficult to evaluate our current business and future prospects.
We were founded in 2008, began building the first version of our core Castlight platform in 2009, did not complete our first customer sale and implementation until 2010 and did not make substantial investments in sales and marketing until 2012. Jiff was founded in 2010 and had its first customer sale in 2016. Our limited operating history limits our ability to forecast our future operating results and such forecasts are subject to a number of uncertainties, including our ability to plan for and model future growth.

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

Following our acquisition of Jiff, we may be unable to integrate successfully the businesses of Castlight and Jiff and realize the anticipated benefits of the transaction.

Following the acquisition, as a combined company we will be required to devote significant management attention and resources to integrating its business practices and operations. As a combined company we may fail to realize some or all of the anticipated benefits of the acquisition if the integration process takes longer than expected or is more costly than expected. As a combined company we may encounter difficulties in the integration process that include the following:

•
the inability to successfully combine the businesses of Castlight and Jiff in a manner that permits the combined company to achieve the synergies anticipated to result from the acquisition, which would result in the anticipated benefits of the acquisition not being realized partly or wholly in the time frame currently anticipated or at all;

•	lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with the combined company;

•	complexities associated with managing the combined businesses;

•	integrating personnel from the two companies;

•	creation of uniform standards, controls, procedures, policies and information systems;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the combination;

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the acquisition and integrating the companies’ operations; and

•	potential loss of brand awareness or confusion as a result of our rebranding activities.

It is possible that the integration process could result in the diversion of management’s attention, the disruption or interruption of, or the loss of momentum in, the ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability as a combined company to maintain relationships with customers, partners and employees or its ability to achieve the anticipated benefits of the acquisition, or could reduce the earnings or otherwise adversely affect the business and financial results of the combined company. Moreover, in addition to the possible failure to realize the anticipated benefits of any acquisition, including revenues or return on investment assumptions, we may be exposed to unknown liabilities or impairment charges as a result of such acquisitions.

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

In addition, we have devoted substantial efforts to our recently-completed acquisition of Jiff, and expect to continue to devote substantial efforts to the operation and integration of the Jiff business. We have undertaken these efforts based on our belief that our customers are interested in a combined suite of offerings that address both health care management and wellness needs. However, if customer demand for a combined suite of offerings is lower than expected, or takes longer than we expect to develop, then our business will be harmed and our operating results will suffer.
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
We have experienced rapid growth in recent periods, which puts strain on our business, operations and employees. For example, our revenue has increased from $22.7 million for the three months ended March 31, 2016 to $27.7 million for the three months ended March 31, 2017. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the reduction in workforce we implemented in 2016, or disposing of, or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. We must also attract, train and retain a significant number of qualified personnel in key areas such as, sales and marketing, customer support, professional services, engineering and management, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters are located in the San Francisco Bay Area.
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

We may experience additional challenges with managing our growth relating to our recently-completed acquisition of Jiff. We expect that the operation and integration of the Jiff business will require substantial financial costs and substantial management attention. If we fail to effectively manage the integration process, our business and financial results may suffer.
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
We rely on channel partners for a substantial portion of our sales, and if our channel partner relationships are unsuccessful then our sales results will be adversely affected and the growth of our business will be harmed.
Our sales strategy relies in part on relationships we have developed with health plans, benefits consultants, brokers and other industry participants, and we are continuing to invest in, and expect to continue to increase our reliance on, these relationships with channel partners to access customers and grow our overall sales. In addition, we have expanded the range of our channel partner relationships, and the degree to which we rely on channel partners as part of our sales strategy, as a result of our recently-completed acquisition of Jiff. However, there can be no assurance that our channel partner relationships will be successful, or will result in access to additional customers or growth in sales. Our channel partnerships could fail for a variety of reasons, including changes in our partners’ business priorities, insufficient or misaligned incentives for our partners’ to assist us with sales, competition, or other factors.

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
If we fail to comply with applicable health information privacy and security laws and other applicable state, federal and international privacy and security laws, we may be subject to significant liabilities, reputational harm and other negative consequences, including decreasing the willingness of current and potential customers to work with us.
We are subject to data privacy and security regulation within the jurisdictions where our users reside; these regulations address matters central to our business, including privacy and data protection, personal information, content, data security, data retention and deletion, and user communications. For example, we are subject to the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, collectively HIPAA, which established uniform federal standards for certain “covered entities,” which include health care providers and health plans, governing the conduct of specified electronic health care transactions and protecting the security and privacy of protected health information, or PHI. The Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010, makes HIPAA’s privacy and security standards directly applicable to “business associates,” which are independent contractors or agents of covered entities that create, receive, maintain, or transmit PHI in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA’s requirements and seek attorney’s fees and costs associated with pursuing federal civil actions.

A portion of the data that we obtain and handle for or on behalf of our customers is considered PHI, subject to HIPAA as well as other regulations. Under HIPAA and our contractual agreements with our HIPAA covered entity health plan customers, we are considered a “business associate” to those customers, and are required to maintain the privacy and security of PHI in accordance with HIPAA and the terms of our business associate agreements with customers, including by implementing HIPAA-required administrative, technical and physical safeguards. We have incurred, and will continue to incur, significant costs to establish and maintain these safeguards and, if additional safeguards are required to comply with HIPAA regulations or our customers’ requirements, our costs could increase further, which would negatively affect our operating results. Furthermore, if we fail to maintain adequate safeguards, or we or our agents and subcontractors use or disclose PHI in a manner prohibited or not permitted by HIPAA or our business associate agreements with our customers, or if the privacy or security of PHI that we obtain and handle is otherwise compromised, we could be subject to significant liabilities and consequences, including, without limitation:

•
breach of our contractual obligations to customers, which may cause our customers to terminate their relationship with us and may result in potentially significant financial obligations to our customers;

•
investigation by regulatory authorities empowered to enforce HIPAA and other applicable regulations, including but not limited to the U.S. Department of Health and Human Services and state attorneys general, and the possible imposition of civil penalties;

•	private litigation by individuals adversely affected by any violation of HIPAA, HITECH or comparable laws for which we are responsible; and

•	negative publicity, which may decrease the willingness of current and potential future customers to work with us and negatively affect our sales and operating results.
The introduction of new products or expansion of our activities may subject us to additional laws and regulations. We have incurred, and will continue to incur, significant costs to establish and maintain compliance with new regulations that may apply to us, which would negatively affect our operating results.
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
To date we have derived a substantial majority of our revenue from sales of our core Castlight platform, and our longer-term operating results and continued growth depend in part on our ability to successfully develop and sell new products and services that our new and existing customers want and are willing to purchase. In addition to our core Castlight platform, we have introduced a number of product cross-sells, such as our Castlight Pharmacy, Castlight Dental, Castlight Action, Castlight Elevate, Castlight Protect, and Castlight Rewards, as well as the suite of products acquired in connection with our acquisition of Jiff, but it is uncertain whether these products and services will result in significant revenue or comprise a significant portion of our total revenue. In addition, based on our belief that our customers are interested in acquiring wellness-related products, we have devoted substantial efforts to our acquisition of Jiff, and expect to continue to devote substantial efforts to the integration and expansion of the Jiff business. We have also invested, and will continue to invest, significant resources in research and development to enhance our existing offering and introduce new high quality products and services. If existing customers are not willing to make additional payments for such new products, or if new customers do not value such new products, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively communicated and brought to market.
We operate in a competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed.
The market for our products and services is competitive, and we expect the market to attract increased competition, which could make it hard for us to succeed. We currently face competition for sub-components of our offering from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include but are not limited to Change Healthcare Corporation, Healthcare Bluebook, HealthSparq Inc., MDX Medical, Limeade and Virgin Pulse. In addition to traditional competitors, we are also beginning to encounter competitive pressure during sales opportunities in which a single platform, high touch concierge services, or employee communications is the primary focus for the customer as well as vendors selling primarily to health plans. Vendors in these categories include Evive Health, Compass, Health Advocate, Welltok and Rally Health. In addition, large, well-financed health plans, with whom we cooperate and on whom we depend in order to obtain the pricing and claims data we need to deliver our offering to customers, have in some cases developed their own cost and quality estimation tools and provide these solutions to their customers at discounted prices or often for free. These health plans include, for example, Aetna Inc., Cigna Corporation, and UnitedHealth Group, Inc. Competition from specialized software and solution providers, health plans and other parties may result in pricing pressure, which may lead to price decline in certain product segments, which could negatively impact our sales, profitability and market share. In add ition, if health plans perceive continued cooperation with us as a threat to their business interests, they may take steps that impair our access to pricing and claims data, or that otherwise make it more difficult or costly for us to deliver our offering to customers.

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

For example, we currently derive substantially all of our revenue from sales to customers that are self-insured employers. The demand for significant portions of our offering depends on the need of self-insured employers to manage the costs of health care services that they pay on behalf of their employees. While the percentage of employers who are self-insured has been increasing over the past decade, there is no assurance that this trend will continue. Various factors, including changes in the health care insurance market or in government regulation of the health care industry, could cause the percentage of self-insured employers to decline, which would adversely affect the market for our offering and would negatively affect our business and operating results. Furthermore, such trends and our business could be affected by changes in health care spending resulting from the Patient Protection and Affordable Care Act, or the ACA, which was enacted in March 2010 and is currently being implemented. For example, under the ACA the federal government and several state governments established public exchanges in which consumers can purchase health insurance. In the event that the implementation of the ACA causes our customers to change their health care benefits plans or move to use of exchanges such that it reduces the need for our offering, or if the number of self-insured employers otherwise declines, we would be forced to compete on additional product and service attributes or to expend significant resources in order to alter our offering to remain competitive.

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the three months ended March 31, 2017 and 2016, our net cash used in operating activities was $10.9 million and $14.0 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, during the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.

Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we will discover additional problems that prevent our proprietary products from operating properly. In addition to our core Castlight platform, we are currently implementing software with respect to a number of new products and services, including our Castlight Pharmacy, Castlight Dental, Castlight Action, Castlight Elevate, Castlight Protect and Castlight Rewards, as well as the suite of products acquired in connection with our acquisition of Jiff. If our offering does not function reliably or fails to achieve customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients which would adversely affect our operating results

Moreover, data services that are as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects or errors in our existing or new software and products and services may arise in the future and may result from interface of our offering with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. These defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our health benefits platform might discourage existing or potential customers from purchasing our offering from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating results.
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
We provide our Castlight health benefits platform through computer hardware that is currently located in two third-party data centers in Colorado and Arizona, each of which are operated by the same IT hosting company. Our Jiff services are hosted on Amazon Web Services hardware through virtual private clouds. Primary hosting is located at the US-West availability zone in Oregon with disaster recovery/business continuity plan hosting located at the US-East availability zone in Virginia. While we control and have access to our owned servers and all of the components of our network that are located in these external data centers, we do not control the operation of these facilities. The owners of our data centers and hosting services have no obligation to renew the agreements with us on commercially reasonable terms, or at all. If we are unable to renew these types of agreements on commercially reasonable terms, or if our data center operators are acquired or cease operations, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Problems faced by our third-party data center and hosting locations could adversely affect the experience of our customers. The operators of the data centers and hosting services could decide to close the facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by the operators of the data centers or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers and hosting facilities are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers or any disruptions or other performance problems with our product offering could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenue, increase our costs associated with remediation or cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to potential liability or adversely affect our renewal rates
The information that we provide to our customers, and their employees and families, could be inaccurate or incomplete, which could harm our business, financial condition and results of operations.
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

We believe that a critical asset for our business, and a source of our competitive strength, is our unique company culture, which we believe fosters a high level of cross-functional collaboration and desire for excellence in our performance and product. As we grow and change, we may find it difficult to maintain these important aspects of our corporate culture. Our recently-completed acquisition of Jiff, and the integration of Jiff’s business and personnel into our company, may present additional challenges to our ability to maintain our corporate culture. Any failure to preserve our culture could also negatively affect our ability to attract and retain personnel, our reputation and our ability to continue to build and advance our offering and may otherwise adversely affect our future success.
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

We have been in the past and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, during the second quarter of 2015, four purported securities class action lawsuits, which were later consolidated into a single action, were filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of its current and former directors, executive officers, significant stockholders and underwriters associated with its initial public offering (“IPO”). The lawsuits were brought by purported stockholders of the Company seeking to represent a class consisting of all those who purchased the Company’s stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with its IPO, alleging claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. On March 28, 2016, the parties to the consolidated actions reached a mutually acceptable resolution by way of a mediated cash settlement for an aggregate amount of $9.5 million and the Court entered final approval of the settlement on October 28, 2016. As a result of the settlement Castlight recorded a net charge of $2.9 million to general and administrative expense in 2016. This amount represents the portion of settlement that was not covered by insurance and legal fees incurred in 2016 regarding this matter. Future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

Acquisitions of other companies or technologies could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
On April 3, 2017, we completed our acquisition of Jiff, and issued approximately 27 million shares and options to former Jiff equity holders, representing approximately 20 percent of the combined company on a fully-diluted basis. In addition, we may issue up to an additional 4 million shares contingent on the achievement of specific growth objectives for the Jiff business in 2017. The process of integrating the Jiff business, team and technology has created, and will continue to create, unforeseen operating difficulties and expenditure requirements.
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

We have limited experience in acquiring other businesses. We may not be able to effectively manage the combined Castlight and Jiff business, or effectively integrate the personnel, operations and technologies of Jiff. In addition, if we acquire additional businesses in the future, we may experience similar challenges relating to the operation and integration of the acquired business. We may not achieve the anticipated benefits from the Jiff acquisition, or from acquisitions of other business, due to a number of factors, including:

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

In addition, a significant portion of the purchase price of Jiff, and other companies we acquire, may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

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

Because of our dual class common stock structure, the holders of our Class A common stock, who consist of our founders, directors, executives, employees, will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our Class A and Class B common stock. As of March 31, 2017, our executive officers and directors and their affiliates own approximately 32% of our outstanding Class A and Class B common stock, combined. However, because of our dual class common stock structure our executive officers and directors and their affiliates have approximately 57% of the total votes in each of the matters identified in the list above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
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

•
amendment of the anti-takeover provisions of our restated certificate of incorporation require super majority approval by holders of at least two-thirds of our outstanding Class A and Class B    common stock, combined; and

•
in certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of March 31, 2017, holders of our Class A common stock owned 51.5% and holders of our Class B common stock owned 48.5% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 91.4% and holders of our Class B common stock have 8.6% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have 51.5% and holders of our Class B common stock have 48.5% of the total votes.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Financial Statement Schedules.
(a) Exhibits.
The Exhibits listed below are filed as part of this Form 10-Q

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 4, 2017, by and among Castlight Health, Inc., Neptune Acquisition Subsidiary, Inc. and Jiff, Inc.	8-K	001-36330	January 4, 2017	2.1

10.16	Amendment to warrant issued to SAP Technologies, Inc.	8-K	001-36330	April 26, 2017	99.2

10.17**	Job Offer Letter, dated as of January 4, 2017, by and between the Registrant and Derek Newell.					X

10.18	Second Amended and Restated Loan and Security Agreement, as of April 3, 2017, by and among Silicon Valley Bank, Jiff Inc., and Castlight Health, Inc.	8-K	001-36330	April 3, 2017	10.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
_______________________

*
The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

**	Indicates a management contract, compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CASTLIGHT HEALTH, INC.
Date: April 28, 2017	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.18	Agreement and Plan of Merger and Reorganization, dated as of January 4, 2017, by and among Castlight Health, Inc., Neptune Acquisition Subsidiary, Inc. and Jiff, Inc.	8-K	001-36330	January 4, 2017	2.1

10.16	Amendment to warrant issued to SAP Technologies, Inc.	8-K	001-36330	April 26, 2017	99.2

10.17**	Job Offer Letter, dated as of January 4, 2017, by and between the Registrant and Derek Newell.					X

10.18	Second Amended and Restated Loan and Security Agreement, as of April 3, 2017, by and among Silicon Valley Bank, Jiff Inc., and Castlight Health, Inc.	8-K	001-36330	April 3, 2017	10.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

_____________________

*
The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

**	Indicates a management contract, compensatory plan or arrangement