Form 10-Q
period 2017-06-30
CASTLIGHT HEALTH, INC.
filed 2017-08-04
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

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

As of August 2, 2017, there were 53,108,225 shares of the Company’s Class A common stock outstanding and 78,579,114 shares of the Company’s Class B common stock outstanding.

______________________________________

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,201	$48,722
Marketable securities	33,821	65,882
Accounts receivable, net	21,356	14,806
Deferred commissions	8,190	8,218
Prepaid expenses and other current assets	6,250	3,382
Total current assets	131,818	141,010
Property and equipment, net	5,184	5,285
Restricted cash, non-current	1,507	1,144
Goodwill	91,398	—
Intangible assets, net	22,684	—
Deferred commissions, non-current	3,304	5,050
Other assets	7,266	4,677
Total assets	$263,161	$157,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,743	$2,288
Accrued expenses and other current liabilities	9,011	6,369
Accrued compensation	10,411	9,443
Deferred revenue	36,924	30,623
Total current liabilities	59,089	48,723
Deferred revenue, non-current	8,003	5,245
Debt, non-current	5,578	—
Other liabilities, non-current	1,677	1,236
Total liabilities	74,347	55,204
Commitments and contingencies
Stockholders’ equity:
Class A and Class B common stock	13	10
Additional paid-in capital	573,339	457,596
Accumulated other comprehensive loss	(15)	—
Accumulated deficit	(384,523)	(355,644)
Total stockholders’ equity	188,814	101,962
Total liabilities and stockholders’ equity	$263,161	$157,166
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Subscription	$29,834	$21,955	$55,600	$42,992
Professional services and other	2,265	1,630	4,243	3,310
Total revenue, net	32,099	23,585	59,843	46,302
Cost of revenue:
Cost of subscription (1)	7,706	4,094	11,952	8,230
Cost of professional services and other (1)	4,793	4,850	8,781	9,963
Total cost of revenue	12,499	8,944	20,733	18,193
Gross profit	19,600	14,641	39,110	28,109
Operating expenses:
Sales and marketing (1)	16,575	15,452	31,018	31,734
Research and development (1)	15,194	9,961	26,265	20,046
General and administrative (1)	6,766	6,019	15,764	14,564
Total operating expenses	38,535	31,432	73,047	66,344
Operating loss	(18,935)	(16,791)	(33,937)	(38,235)
Other income, net	12	99	205	188
Income before income taxes	$(18,923)	(16,692)	$(33,732)	(38,047)
Income tax benefit	5,206	—	5,206	—
Net loss	$(13,717)	$(16,692)	$(28,526)	$(38,047)
Net loss per Class A and B share, basic and diluted	$(0.11)	$(0.17)	$(0.24)	$(0.39)
Weighted-average shares used to compute basic and diluted net loss per Class A and B share	130,537	99,728	117,807	98,009
_______________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue:
Cost of subscription	$253	$120	$380	$228
Cost of professional services	597	535	1,058	1,012
Sales and marketing	2,441	2,219	4,595	4,454
Research and development	2,254	1,264	4,044	2,669
General and administrative	1,169	971	2,464	2,240

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(13,717)	$(16,692)	$(28,526)	$(38,047)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale marketable securities	4	30	(15)	133
Other comprehensive income (loss)	4	30	(15)	133
Comprehensive loss	$(13,713)	$(16,662)	$(28,541)	$(37,914)
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(28,526)	$(38,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,758	1,585
Stock-based compensation	12,541	10,603
Amortization of deferred commissions	5,172	2,115
Release of deferred tax valuation allowance due to business combination	(5,206)	—
Change in fair value of contingent consideration liability	(643)	—
Accretion and amortization of marketable securities	84	305
Changes in operating assets and liabilities:
Accounts receivable	(3,117)	260
Deferred commissions	(3,398)	(2,924)
Prepaid expenses and other assets	(860)	(813)
Accounts payable	(508)	(110)
Accrued expenses and other liabilities	(525)	(463)
Deferred revenue	7,202	1,585
Net cash used in operating activities	(15,026)	(25,904)
Investing activities:
Restricted cash	(362)	—
Purchase of property and equipment	(931)	(1,242)
Purchase of marketable securities	(31,775)	(61,192)
Maturities of marketable securities	63,737	90,587
Business combination, net of cash acquired	(2,264)	—
Net cash provided by investing activities	28,405	28,153
Financing activities:
Proceeds from the exercise of stock options	831	1,940
Proceeds from issuance of common stock and warrants	—	17,358
Payments of issuance costs related to equity	(731)	(46)
Net cash provided by financing activities	100	19,252

Net increase in cash and cash equivalents	13,479	21,501
Cash and cash equivalents at beginning of period	48,722	19,150
Cash and cash equivalents at end of period	$62,201	$40,651

Non-cash investing and financing activity:
Non-cash purchase consideration related to acquisition of Jiff	$101,692	$—

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Description of Business
Castlight Health Inc. ("Castlight” or “the Company") has historically offered a health benefits platform that engages employees to make better health care decisions and enables employers to communicate and measure their benefit programs. The Company provides a simple, personalized, and powerful way for employees to shop for and manage their health care. At the same time, the Company enables employers to understand their employees’ needs and guide them to the right care, right providers and right programs at the right time. On April 3, 2017, the Company completed its acquisition of Jiff, Inc (“Jiff”). The acquisition enables the Company to provide the full spectrum of wellbeing, healthcare decision support and a benefits hub all in one complete package. Jiff still operates as a wholly-owned subsidiary of the Company. Jiff's results of operations have been included in the Company’s Condensed Consolidated Statements of Operations beginning April 3, 2017. See Note 5 for more information on the Jiff acquisition. The Company's comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data actionable and useful. The Company was incorporated in the State of Delaware in January 2008. The Company's principal executive offices are located in San Francisco, California.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include Castlight and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”), Regulation S-X. In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations, financial position and cash flows. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to,
•the determination of the relative selling prices for the Company’s products and services
•certain assumptions used in the valuation of the Company’s equity awards
• certain assumption used in the determination of the Company’s contingent consideration liability
▪the fair value of assets acquired and liabilities assumed for business combinations
Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

Critical Accounting Policies

Except for the accounting policies below, there have been no changes to our critical accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2016.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Business Combinations, Goodwill, and Intangible Assets

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users and acquired technology, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of June 30, 2017, no impairment of goodwill has been identified.
Acquired finite-lived intangible assets are amortized over their estimated useful lives. The Company evaluates the recoverability of its intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company has not recorded any such impairment charges.

Recently Adopted Accounting Pronouncements
Stock-based Compensation
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” The guidance will change how companies account for certain aspects of share-based payments to employees. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted this guidance on January 1, 2017 and accordingly recorded a cumulative-effect adjustment charge of approximately $0.4 million to the beginning accumulated deficit for the impact of electing to account for forfeiture as it occurs. The adoption of this standard did not have any impact to the Statement of Operations or the Statement of Cash Flows. The Company is subject to full valuation allowance and thus has not utilized any excess tax benefits or realized any cash tax benefit related to stock compensation expense. The adoption of this standard did not have any material impact to the Company’s results of operations for three and six months ended June 30, 2017.

Recently Issued Accounting Pronouncements

Goodwill

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-4, “Intangibles—Goodwill and Other.” The standard eliminates Step 2 from the goodwill impairment test, under which an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, instead requiring an entity to perform its

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases.” The guidance will require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance will be effective for the Company beginning January 1, 2019 and early adoption is permitted. At this point in time, the Company does not intend to adopt the standard early. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the impact of adoption on its consolidated financial statement.

Financial Instruments

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments.” The guidance provides a new measurement alternative for equity investments that don’t have readily determinable fair values and don’t qualify for the net asset value practical expedient. Under this alternative, these investments can be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment if the same issuer. This guidance will be effective for the Company beginning January 1, 2018 and earlier adoption is not permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the impact of adoption on its consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” and has since updated the ASU. This ASU replaces existing revenue recognition standards with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The new standard will be effective for the Company beginning January 1, 2018 with early adoption permitted beginning January 1, 2017. The Company has elected not to early adopt the new standard.

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

Based on its assessment to date, the Company currently believes a significant impact from the adoption of the new standard will be related to the Company’s costs to fulfill as well as its costs to obtain contracts with customers. For fulfillment costs, the new standard states that an entity shall recognize an asset from the costs incurred to fulfill a contract if certain criteria are met. The Company believes these criteria will be met and these costs will be recognized as an asset under the new standard.  The costs to fulfill a contract that are recognized as an asset are then amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company currently expenses costs to fulfill a contract when they are incurred. Similar to fulfillment costs, for costs to obtain a contract (which are primarily sales

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

commissions and broker fees), the standard states that costs to obtain a contract shall be amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company currently capitalizes certain sales commissions and amortizes those costs over the non-cancelable portion of its subscription contracts. Under the new standard, the amortization period for the Company’s costs to obtain a contract could be longer. Lastly, based on its assessment, the Company currently believes areas of impact related to the Company’s revenue recognition will be in the accounting for termination provisions, the estimation of variable consideration, the accounting for contract modifications, and the allocation of the transaction price to the Company’s multiple performance obligations.

While the Company continues to assess the potential impacts of the new standard, including the areas described above, and anticipates the standard could have a material impact on its consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the Company’s consolidated financial statements at this time.
Note 3. Marketable Securities

All of the Company’s cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income, a component of shareholders’ equity.

At June 30, 2017 and December 31, 2016, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017
U.S. agency obligations	$48,188	$1	$(14)	$48,175
U.S. treasury securities	9,985	—	(2)	9,983
Money market mutual funds	10,026	—	—	10,026
	68,199	1	(16)	68,184
Included in cash and cash equivalents	34,363	—	—	34,363
Included in marketable securities	$33,836	$1	$(16)	$33,821

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
U.S. agency obligations	$33,019	$5	$(3)	$33,021
U.S. treasury securities	37,864	—	(2)	37,862
Money market mutual funds	7,965	—	—	7,965
	78,848	5	(5)	78,848
Included in cash and cash equivalents	12,966	—	—	12,966
Included in marketable securities	$65,882	$5	$(5)	$65,882

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
Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets
Level 2—Include other inputs that are directly or indirectly observable in the marketplace

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Level 3—Unobservable inputs that are supported by little or no market activity
The fair value of marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from a third-party pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established third party pricing vendors and broker-dealers.
The Company classifies its contingent consideration liability in connection with the acquisition of Jiff within the Level 3 category, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The Company estimates the fair value of the contingent consideration liability based on the Monte Carlo Simulation Model. The fair value of the contingent consideration is calculated with numerous projected outcomes, the results of which are averaged and then discounted to estimate the present value. Some of the more significant assumptions inherent in the development of the Monte Carlo Simulation, include bookings and revenue forecasts, asset-level volatility, stock price volatility, correlation between stock price and revenue, risk-free rate, weighted average cost of capital (“WACC”), and stock price.
Except for new valuation for contingent consideration liability, there have been no changes in valuation techniques in the periods presented. There were no significant transfers between fair value measurement levels as of June 30, 2017 and December 31, 2016.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2017
Cash equivalents:
Money market mutual funds	$10,026	$—	$—	$10,026
U.S. agency obligations	24,337	—	—	24,337
Marketable securities:
U.S. agency obligations	—	23,838	—	23,838
U.S. treasury securities	—	9,983	—	9,983
	$34,363	$33,821	$—	$68,184

Other current liabilities:
Contingent consideration liability(1)	$—	$—	$28	$28

 (1) Change in fair value is recorded in general and administrative expenses in the Company’s condensed consolidated statement of operations.

	Level 1	Level 2	Level 3	Total
December 31, 2016
Cash equivalents:
Money market mutual funds	$7,965	$—	$—	$7,965
U.S. treasury securities	—	5,000	—	5,000
Marketable securities:
U.S. agency obligations	—	33,021	—	33,021
U.S. treasury securities	—	32,862	—	32,862
	$7,965	$70,883	$—	$78,848
Gross unrealized gains and losses for cash equivalents and marketable securities as of June 30, 2017 and December 31, 2016 were not material. The Company does not believe the unrealized losses represent other-than-temporary impairments based on the Company’s evaluation of available evidence as of June 30, 2017 and December 31, 2016.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

There were no realized gains or losses during the six months ended June 30, 2017. All of the Company’s marketable securities at June 30, 2017 and December 31, 2016 mature within one year. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents.
The following is a reconciliation of the Level 3 contingent consideration liability (in thousands):

Total
Balance as of December 31, 2016	$—
Initial fair value as of acquisition date	671
Re-measurement of fair value on June 30, 2017	(643)
Balance as of June 30, 2017	$28
(1) Changes in fair value are recorded in general and administrative expenses in our condensed consolidated statements of operations.
    The fair value estimate of this liability was $0.7 million at the date of acquisition and changes in the fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment and the fair value of our common stock, will be recognized in earnings in the period when the change in the estimated fair value occurs. During the quarter ended June 30, 2017, the Company recognized a $0.6 million gain related to change in the fair value of the contingent consideration liability in its condensed consolidated statements of operations.

Note 5. Business Combinations

On April 3, 2017, the Company completed its acquisition of Jiff. Jiff provides an enterprise health benefits platform that serves as a central hub for employee wellbeing and employee benefit programs. The acquisition enables the Company to provide the full spectrum of wellbeing, healthcare decision support and a benefits hub all in one complete package. The Company acquired Jiff for approximately 27,000,000 in shares and options.

At the closing on April 3, 2017, Venrock, a holder of more than 5% of the Company’s capital stock, acquired a total of 3,965,979 shares of the Company’s Class B common stock in exchange for its shares of Jiff capital stock. Venrock will also receive its pro rata share of any additional contingent consideration further described below. Bryan Roberts, the Company’s former Chairman and current Lead Independent Director of the Company’s Board of Directors is a Partner at Venrock. Accordingly, this was a related party transaction.

The Company’s Board appointed a Special Committee (comprised solely of disinterested directors) to which it delegated the full and exclusive power, authority and discretion of the Castlight Board to evaluate, assess, and approve the Jiff transaction on its behalf, including retaining a financial advisor for an opinion on the fairness of the financial conditions of the transaction. The transaction was approved solely by the Special Committee which concluded that the transaction terms were fair to Castlight and the transaction was in the best interests of Castlight and its stockholders.

As part of the merger, certain stockholders and option holders will receive an aggregate of 1,000,000 shares of the Company’s Class B common stock or options if the Jiff business achieves at least $25 million in revenue in 2017 and an aggregate of 3,000,000 shares of Class B common stock or options if the Jiff business achieves at least $25 million in net new bookings during 2017 (“the milestones”). All options for Jiff common stock held by Jiff employees who became employees of the combined company were converted into options to purchase the Company’s Class B common stock.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following table summarizes the components of the purchase consideration transferred based on the closing price of the Company’s stock as of the acquisition date (in thousands):

Fair value
Fair value of Company Class B common stock (25,054,049 shares @ $3.65 per share)	$91,447
Fair value of contingent consideration	671
Fair value of assumed Jiff options attributable to pre-combination services	9,574
Transaction costs paid on behalf of Jiff	4,498
Estimated purchase price consideration	$106,190

For the Jiff options assumed as part of the acquisition, the Company applied the ratio of pre-combination service provided, on a grant-by-grant basis, to the total service period and applied this ratio to the acquisition date fair value of the Jiff awards.

The Company determined that the contingent consideration shares associated with the milestones are one unit of account and the Company classified the contingent consideration as a liability as the arrangement can be settled in a variable number of shares and is not considered fixed-for-fixed. Based on the probability of completing the milestones and changes in the fair value of the Company’s common stock, the Company used a Monte Carlo Simulation to determine the fair value of the contingent consideration liability which was $0.7 million at the date of acquisition and less than $0.1 million at June 30, 2017. The Company classified the contingent consideration liability as a current liability on the condensed consolidated balance sheet and the contingent consideration liability will be subsequently remeasured to fair value at each reporting date. See Note 4 for the fair value measurement disclosure on the contingent consideration liability.

The Company has accounted for this acquisition as a business combination. The method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

The allocation of purchase consideration to assets and liabilities is not yet finalized. We continue to evaluate the fair value of certain assets and liabilities related to the acquisition of Jiff. Additional information, which existed as of the acquisition date but was at that time unknown to us, may become known to us during the remainder of the measurement period. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The preliminary estimated fair values of assets acquired and liabilities assumed, specifically, the tax-related liabilities, may be subject to change as additional information is received. The preliminary fair values of the assets acquired and liabilities assumed by major class in the acquisition of Jiff were recognized as follows (in thousands):

Cash	$2,234
Current assets	5,159
Other assets	1,971
Acquired intangible assets	23,900
Goodwill	91,398
Total assets acquired	124,662
Deferred revenue	(1,857)
Other current liabilities	(5,805)
Debt	(5,578)
Noncurrent liabilities	(5,232)
Total net assets acquired	$106,190

The fair values assigned to tangible assets acquired, liabilities assumed and identifiable intangible assets are based on management’s estimates and assumptions. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill balance is primarily attributed to the cross-selling opportunities, cost synergies, and a knowledgeable and experienced workforce which play an important role in the integration of the acquired customers and technology. The goodwill balance is not deductible for U.S. income tax purposes.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following table sets forth the fair value components of identifiable acquired intangible assets (in thousands) and their estimated useful lives (in years):

	Fair Value	Useful Life
Customer relationships	$10,900	10
Developed technology	10,600	5
Backlog	1,500	3
Other acquired intangible assets	900	1-3
Total identifiable intangible assets	$23,900

Customer relationships represent the fair value of projected cash flows that will be derived from the sale of products to Jiff's existing customers based on existing, in-process, and future versions of the underlying technology. Developed technology represents Jiff’s benefits platform. The Company used the relief from royalty method to value the developed technology. To determine the net cash flow that a market participant would expect to realize from licensing the Company's technology, the Company estimated a net royalty rate, which excludes any expenses that would be incurred to maintain the current functionality of the technology.

The Company has included the financial results of Jiff in the condensed consolidated statements of operations from the date of acquisition. For the three and six months ended June 30, 2017 approximately $3.2 million of revenue attributable to Jiff was included in the consolidated results of operations, the associated operating loss was immaterial. The Company incurred $3.0 million of total acquisition-related costs for the six months ended June 30, 2017 that were recognized in general and administrative expenses.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Jiff as if the companies were combined as of the beginning of 2016. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The unaudited pro forma financial information presented includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, stock-based compensation, and acquisition-related costs. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of 2016.

The unaudited pro forma financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Total revenue	$32,065	$25,109	$63,452	$48,454
Net loss	$(16,828)	$(25,020)	$(35,730)	$(51,501)

The pro forma revenue and net income reflects material, nonrecurring adjustments, such as the tax benefit of $5.2 million that resulted from the acquisition, non-recurring acquisition-related compensation expense and non-recurring deferred revenue fair value adjustments.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 6. Goodwill and Intangible Assets

Goodwill

Currently, all of the Company’s goodwill relates to the acquisition of Jiff. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.

The changes in the carrying amount of goodwill as of June 30, 2017 were as follows (in thousands):

Net balance as of December 31, 2016	$—
Acquisition of Jiff	91,398
Net balance as of June 30, 2017	$91,398

Intangible assets, net

The following table sets forth the fair value components of identifiable acquired intangible assets (in thousands) and their estimated useful lives (in years) as of June 30, 2017 were as follows (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Acquired Intangibles, Net	Useful Life
	Dec 31, 2016 (1)	Additions	June 30, 2017	Dec 31, 2016	Expense	June 30, 2017	June 30, 2017
Customer relationships	$—	$10,900	$10,900	$—	$(273)	$(273)	10,627	10
Developed technology	—	10,600	10,600	—	(530)	(530)	10,070	5
Backlog	—	1,500	1,500	—	(221)	(221)	1,279	3
Other acquired intangible assets	—	900	900	—	(192)	(192)	708	1-3
Total identifiable intangible assets	$—	$23,900	$23,900	$—	$(1,216)	$(1,216)	$22,684
(1) The Company had no intangible assets prior to the acquisition of Jiff.

Amortization expense from acquired intangible assets for the three and six months ended June 30, 2017 was $1.2 million and is included in cost of revenue subscription, general and administrative, and sales and marketing expenses.

Estimated amortization expense for acquired intangible assets for the following five years and thereafter is as follows (in thousands):

2017	2,431
2018	4,044
2019	3,505
2020	3,242
2021	3,210
Thereafter	6,252
Total estimated amortization expense	22,684

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 7. Debt

Term Loan

In connection with the Company’s acquisition of Jiff, on April 3, 2017, the Company, Jiff and Silicon Valley Bank (“Bank”) agreed to refinance the existing term loan facility owed by Jiff to the Bank (the “Loan Agreement”) for approximately $5.6 million term loan (the “Term Loan”). The Term Loan requires interest-only payments for the period May 2017 through September 2018, followed by 36 monthly payments of principal and interest. The maturity date of the Term Loan is September 1, 2021.

In addition to principal and interest payments, the Company is also required to pay $0.5 million as final payment on the earlier of maturity, termination or prepayment of the Term Loan. The Company accrues for the final payment over the life of the Term Loan using the effective interest method.

The future maturities of the Term Loan by year as of June 30, 2017 are as follows (in thousands):

Remainder of 2017	$—
2018	620
2019	1,859
2020	1,859
2021	1,240
Total future maturities of debt	$5,578

Revolving Line of Credit

The Loan Agreement also provides for an up to $25 million revolving credit facility (the “Revolving Line”). The Company may request borrowings under the Revolving Line prior to April 3, 2019, on which date the Revolving Line terminates. As of June 30, 2017, no borrowings have been made under the Revolving Line.

In relation to the Loan Agreement, the Company is subject to certain financial and reporting covenants. As of June 30, 2017, none of the financial covenants, which requires the Company to maintain a certain minimum liquidity ratio, is applicable. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of June 30, 2017.

Note 8. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	June 30, 2017	December 31, 2016
Leasehold improvements	$2,635	$2,061
Computer equipment	5,890	5,487
Software	1,132	1,099
Capitalization of internal-use software	2,925	2,925
Furniture and equipment	1,285	931
Total	13,867	12,503
Accumulated depreciation	(8,683)	(7,218)
Property and equipment, net	$5,184	$5,285

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Depreciation and amortization expense for the three months ended June 30, 2017 and 2016, was $0.8 million and $0.8 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2017 and 2016, was $1.5 million and $1.6 million, respectively. Depreciation and amortization are recorded on a straight-line basis.
Note 9. Related Party Transactions and Variable Interest Entity

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

The investment in Lyra is accounted for under the cost method and is included under other assets in the Company’s consolidated financial statements. The Company has not estimated the fair value of its investment because there have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company assesses its investment for impairment on a quarterly basis or based on facts or circumstances that may require it to reassess the fair value of its investment. Based on the facts and circumstances as of June 30, 2017, the Company concluded that its investment was appropriately valued.

Jiff Acquisition

On April 3, 2017, the Company acquired Jiff, Inc. Venrock, a holder of more than 5% of the Company’s capital stock was also a stockholder of Jiff. At the closing of the acquisition, Venrock acquired a total of 3,965,979 shares of the Company’s Class B common stock in exchange for its shares of Jiff capital stock. Venrock will also receive additional shares of the Company’s Class B common stock upon the achievement by the Jiff business of certain milestones in 2017. Bryan Roberts, the Company’s former Chairman and current Lead Independent Director of the Company’s Board of Directors is a Partner at Venrock. The Company’s Board appointed a Special Committee (comprised solely of disinterested directors) to which it delegated the full and exclusive power, authority and discretion of the Castlight Board to evaluate, assess, and approve the Jiff transaction on its behalf, including retaining a financial advisor for an opinion on the fairness of the financial conditions of the transaction. The transaction was approved solely by the Special Committee which concluded that the transaction terms were fair to Castlight and the transaction was in the best interests of Castlight and its stockholders.
Note 10. Commitments and Contingencies
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

In connection with the acquisition of Jiff on April 3, 2017, the Company assumed Jiff’s operating leases located in Mountain View, California, Oakland, California, Palo Alto, California, and Charlotte, North Carolina with various expiration

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

dates through 2022, some of which are subleased. The total rent obligation of the Company under all operating leases is $23.6 million.

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
Note 11. Stock Compensation
Stock Options
A summary of stock option activity for the six months ended June 30, 2017 is as follows (in thousands, except share and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2016	7,642,953	$3.71	$18,537
Stock option grants	400,000	$3.60
Stock options assumed and awarded related to acquisition	5,382,613	$1.42
Stock options exercised	(533,198)	$1.56
Stock options canceled	(945,812)	$2.96
Balance at June 30, 2017	11,946,556	$2.83	$25,478
The total grant-date fair value of stock options granted during the six months ended June 30, 2017 and 2016 was $0.8 million and $2.5 million, respectively.
Assumed Jiff Options
In connection with the acquisition of Jiff, the Company assumed 5.4 million options with a grant date fair value of $14.1 million. These options are categorized as performance stock options, as the final exercise price will be determined upon the achievement of certain milestones. These options were valued using the Monte Carlo Simulation model. The total acquisition date fair value of $14.1 million allocation to the pre-combination services and post-combination services was $9.6 and $4.5 million, respectively. Any subsequent changes in the fair value of the assumed Jiff options resulting from achievement of the earn-out milestones will be accounted as post-combination stock compensation expense.
The relevant assumptions used in the Monte Carlo simulation model are presented in the table below. The Monte Carlo simulation considers vesting schedules, stated expiration dates and potential early exercises based on market performance in determining the effective holding period for the options.

	Six Months Ended June 30,
	2017	2016
Volatility	75%	*
Risk-free interest rate	2.35%	*
Dividend yield	—%	*
* The Company has not used the Monte Carlo simulation prior to the acquisition of Jiff.
Except for the stock options assumed and granted related to acquisition, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Volatility	61%	45%
Expected life (in years)	6.02	6.02
Risk-free interest rate	2.03%	1.37%
Dividend yield	—%	—%
As of June 30, 2017, the Company had $9.6 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
Restricted Stock Units

A summary of restricted stock unit activity for the six months ended June 30, 2017 is as follows:

	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2016	10,541,666	$4.82
Restricted Stock Units granted (1)	4,031,288	$3.50
Restricted Stock Units vested	(1,694,107)	$5.14
Restricted Stock Units forfeited/canceled (2)	(2,586,783)	$3.35
Balance at June 30, 2017	10,292,064	$4.35
(1) Includes performance stock units (“PSUs”) that were granted in the six months ended June 30, 2017.
(2) Includes PSUs that were granted in the prior year, which were canceled because performance targets were not achieved.
As of June 30, 2017, there was a total of $38.6 million in unrecognized compensation cost related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of approximately 2.70 years.

During 2017, the Company awarded PSUs to certain employees. The number of shares that will eventually vest depends on achievement of performance targets for 2017, as determined by the compensation committee of the Company's board of directors, and may range from 0 to 150% of the targeted award amount. Once the performance is determined and a targeted award amount is fixed, the target number of PSUs, if any, will vest in eight quarterly installments, subject to recipients' continued service, beginning on February 15, 2018. The compensation expense associated with the PSUs is recognized using the accelerated method. For the period ended June 30, 2017, the Company has recognized approximately $0.5 million related to all performance awards.

Note 13. Income Taxes
The forecasted effective tax rate for the six months ended June 30, 2017 and 2016 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. However, as a result of the acquisition of Jiff in April 2017, the Company recorded a tax benefit of $5.2 million as a discrete item in the current quarter. This tax benefit is a result of the partial release of its existing valuation allowance since the acquired deferred tax liabilities from Jiff will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed.
At June 30, 2017, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 12. Stockholders’ Equity
Common Stock
As of June 30, 2017, the Company had 53,625,583 shares of Class A common stock and 77,966,694 shares of Class B common stock outstanding.
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
The exercise price of the Warrant remains at $4.91 per share and will expire four years from the date the Company enters into an agreement with SAP related to the distribution and the reselling of the Company’s solutions (the “Alliance Agreement”) within a prescribed period. The Alliance Agreement will be focused on a strategic, multi-pronged business relationship aimed at delivering integrated healthcare technologies that can help lower healthcare costs, improve outcomes and increase benefits satisfaction for customers.
The Shares and Warrant are considered freestanding instruments from each other and are classified within stockholders’ equity. The Company preliminarily allocated the net proceeds to the Shares and Warrant and also to a customer prepayment liability classified within accrued expenses and other current liabilities that represents the future benefits of the Alliance Agreement.
In the second quarter of 2017, the Company and SAP modified the Warrant to extend the time period allowed to execute the Alliance Agreement from May 17, 2017 to November 17, 2017. If the Company does not enter into the Alliance Agreement with SAP by that time, then the Warrant will become void. The Warrant is not exercisable until the Alliance Agreement is signed. The Company updated its preliminary allocation of the net proceeds as a result of this modification which     resulted in change in classification of customer prepayment liability into other assets. The Company expects to derive future economic benefit from a strategic partnership with SAP once the Alliance Agreement is executed.
Note 14. Net Loss per Share
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
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(5,676)	$(8,041)	$(9,120)	$(7,572)	$(13,113)	$(15,413)	$(21,158)	$(16,889)
Weighted-average shares used to compute basic and diluted net loss per share	54,018	76,519	54,489	45,239	54,153	63,654	54,503	43,506
Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.17)	$(0.17)	$(0.24)	$(0.24)	$(0.39)	$(0.39)

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options and restricted stock units	22,239	19,114	22,239	19,114
Warrants*	2,020	2,020	2,020	2,020
Contingent issuable shares related to Jiff, contingent liability	3,284	—	3,284	—
Total	27,543	21,134	27,543	21,134
*includes 1.9 million warrants issued to SAP that are exercisable upon execution of the Alliance Agreements as described in Note 12.

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

Castlight Health, Castlight, Castlight Medical, Castlight Essentials, Castlight Pharmacy, Castlight Rewards, Castlight Reference-Based Pricing, Castlight Protect, Castlight Insights, Castlight Controls, Castlight Connect, Castlight Care, Castlight Dental, Castlight Elevate and Castlight Action are trademarks and/or registered trademarks of Castlight Health, Inc. in the United States and other countries. Health Outcomes Marketplace, Jiff and Jiff Launch Pad are the trademarks and/or registered trademarks of Jiff, Inc. in the United States and other countries. Other company and product names may be trademarks of the respective companies with which they are associated.

Overview

Castlight offers a health benefits platform that engages employees to make better health care decisions and enables employers to communicate and measure their benefit programs. We provide a simple, personalized, and powerful way for employees to shop for and manage their health care. At the same time, we enable employers to understand their employees’ needs and guide them to the right care, right providers and right programs at the right time. Furthermore, on April 3, 2017, we completed our acquisition of Jiff, Inc. The acquisition enables us to provide the full spectrum of wellbeing, healthcare decision support and benefits hub all in one complete package. Our comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data transparent and useful. Our products are designed to deliver strong employee engagement and can be used to enable employers to integrate disparate benefit programs into a single platform available to employees and their families. Ultimately, we help enable organizations and their employees to improve outcomes, lower health care costs, and increase benefits satisfaction.

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
We market and sell our health benefits platform to self-insured companies in a broad range of industries and to governmental entities. We sell our offering to customers in the United States, some of whom offer our services to their international employee base. We market to our collective customers and potential customers through our direct sales force, as well as through relationships with health plans, benefits consultants, technology companies and other channel partners. We intend to continue to invest aggressively in the success of our customers, expand our commercial operations and further develop our offering.
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

Seasonality. We have historically observed seasonality related to employee benefits cycles as a significantly higher proportion of our customers enter into new subscription agreements with us in the second half of the year, compared to the first half of the year. As we continue to leverage our channel relationships and expand our business, there is no assurance this seasonality will continue. The impact from any seasonality in our new customer agreements is not immediately apparent in our revenue because we do not begin recognizing revenue from new customer agreements until we have implemented our offering, based on the implementation timelines discussed above.

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

Signed Annual Recurring Revenue

	As of June 30,
	2017	2016
	(in millions)
Signed Annual Recurring Revenue (ARR)	$150.8	$117.8

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

Our ARR at June 30, 2017 was $150.8 million, compared to $117.8 million at June 30, 2016, representing an increase of approximately 28%, primarily attributable to new customers and cross-sales of Jiff products. We expect ARR to increase as we sign additional customers and cross-sell to existing customers.

Annual Net Dollar Retention Rate

	Year Ended December 31,
	2016	2015
Annual Net Dollar Retention Rate (NDR)	94%	116%

We assess our performance on customer retention by measuring our Annual Net Dollar Retention rate (“NDR”). We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our NDR provides a measurement of our ability to increase revenue across our existing customer base through expansion of our additional products to existing customers, increases in user counts for existing customers and customer renewals, as offset by terminations or pricing changes. We observed an annual net dollar retention rate of 94% and 116% for our signed customer base, for the years ended December 31, 2016 and 2015, respectively. We calculate NDR for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. In calculating NDR, we exclude one-time fees. NDR does not include subscriptions by new customers contracted since the end of the most recently completed year.

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

Cost of subscription revenue primarily consists of data fees, employee-related expenses (including salaries, benefits and stock-based compensation), hosting costs of our cloud-based service, cost of subcontractors, expenses for service delivery (which includes call center support), amortization of internal-use software, depreciation of owned computer equipment and software, amortization of intangibles related to developed technology and backlog, and allocated overhead.

Cost of professional services revenue consists primarily of employee-related expenses (including salaries, bonuses, benefits and stock-based compensation) associated with these services, the cost of subcontractors, travel costs and allocated overhead. The time and costs of our customer implementations vary based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer.

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
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses (including salaries, sales commissions and bonuses, benefits and stock-based compensation), travel-related expenses, marketing programs, amortization of intangibles related to customer relationships and allocated overhead. Commissions earned by our sales force and broker fees that can be associated specifically with the noncancelable portion of a subscription contract are deferred and amortized over the noncancelable period. Accordingly, commission expense can be materially impacted by changes in the termination provisions of customer contracts that we execute in a given period compared with previous periods.

Research and Development. Research and development expenses consist primarily of employee-related expenses (including salaries, bonuses, benefits and stock-based compensation), costs associated with subcontractors and allocated overhead.
General and Administrative. General and administrative expenses consist primarily of employee-related expenses (including salaries, bonuses, benefits and stock-based compensation) for finance and accounting, legal, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses, acquisition-related costs, and allocated overhead.
Overhead Allocation. Expenses associated with our facilities and IT costs are allocated between cost of revenues and operating expenses based on employee headcount determined by the nature of work performed.
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(percentages of revenue)
Revenue:
Subscription	93%	93%	93%	93%
Professional services	7%	7%	7%	7%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	24%	17%	20%	18%
Cost of professional services	15%	21%	15%	21%
Total cost of revenue	39%	38%	35%	39%
Gross margin percentage	61%	62%	65%	61%
Operating expenses:
Sales and marketing	52%	66%	52%	69%
Research and development	47%	42%	44%	43%
General and administrative	21%	26%	26%	31%
Total operating expenses	120%	134%	122%	143%
Operating loss	(59)%	(72)%	(57)%	(82)%
Other income, net	—%	—%	—%	—%
Income before income taxes	(59)%	(72)%	(57)%	(82)%
Income tax loss/benefit	16%	—%	8%	—%
Net loss	(43)%	(72)%	(49)%	(82)%
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	% Change	$ Change	2017	2016	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
Revenue:
Subscription	$29,834	$21,955	36%	$7,879	$55,600	$42,992	29%	$12,608
Professional services	2,265	1,630	39%	635	4,243	3,310	28%	933
Total revenue	$32,099	$23,585	36%	$8,514	$59,843	$46,302	29%	$13,541

Total revenue for the three months ended June 30, 2017 increased $8.5 million, or 36%, primarily attributable to customer launches that occurred in the trailing twelve months ended June 30, 2017 which contributed $9.7 million of the increase in total revenue year over year, including the impact of customers acquired through Jiff. This increase was partially offset by churn.

Total revenue for the six months ended June 30, 2017 increased $13.5 million, or 29%, primarily attributable to customer launches that occurred in the trailing twelve months ended June 30, 2017 which contributed $14.3 million of the increase in total revenue year over year, including the impact of customers acquired through Jiff. This increase was partially offset by churn.
Costs and Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	% Change	$ Change	2017	2016	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	$7,706	$4,094	88%	$3,612	11,952	8,230	45%	$3,722
Professional services	4,793	4,850	(1)%	(57)	8,781	9,963	(12)%	(1,182)
Total cost of revenue	$12,499	$8,944	40%	$3,555	$20,733	$18,193	14%	$2,540
Gross margin (loss) percentage:
Subscription	74.2%	81.4%			78.5%	80.9%
Professional services	(112)%	(198)%			(107)%	(201)%
Total gross margin	61.1%	62.1%			65.4%	60.7%
Gross profit	$19,600	$14,641	34%	$4,959	$39,110	$28,109	39%	$11,001
Cost of subscription revenue for the three months ended June 30, 2017 increased $3.6 million, or 88%, primarily driven by the acquisition of Jiff in the second quarter of 2017. The acquisition drove a $1.4 million increase in employee-related expenses, $0.8 million increase in data and hosting services, $0.8 million increase related to the amortization of acquired intangibles and a $0.2 million overhead allocation out of general and administrative. Additionally, third party service fees increased by $0.4 million, which was a result of the rapid ramp up of our call center directly attributable to a growth in our customer base, increased usage, and internal operational investments.
Cost of subscription revenue for the six months ended June 30, 2017 increased $3.7 million, or 45%, primarily driven by the acquisition of Jiff in the second quarter of 2017. The acquisition drove a $1.5 million increase in employee-related expenses, $0.8 million increase in data and hosting services and $0.8 million increase related to the amortization of acquired intangibles. Additionally, third party service fees increased by $0.6 million, which was a result of the rapid ramp up of our call center directly attributable to a growth in our customer base, increased usage, and internal operational investments.

Cost of professional services revenue for the three months ended June 30, 2017 remained relatively flat, year over year, primarily as a result of $0.6 million increase in employee-related expenses from the Jiff acquisition which was offset by $0.7 million reduction in employee resources required to launch customers, as we continued to gain efficiencies in customer implementations.

Cost of professional services revenue for the six months ended June 30, 2017 decreased $1.2 million, or 12%, primarily due to a reduction in employee resources required to launch customers, as we continued to gain efficiencies in customer implementations.

Gross margin for the three months ended June 30, 2017 decreased primarily due to a 40% increase in costs partially offset by a 36% increase in associated revenue.
Gross margin for the six months ended June 30, 2017 improved primarily due to a 29% increase in revenue and a corresponding decrease in associated costs by 14%. In the short term, we expect an initial decline in gross margin due to the acquisition of Jiff, as Jiff is in an early stage of launching clients during their rapid growth phase. However, in the long term, we expect to continue to see favorable overall gross margin trends as we continue to increase the number of launched customers relative to customers who are in the implementation phase.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	% Change	$ Change	2017	2016	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$16,575	$15,452	7%	$1,123	$31,018	$31,734	(2)%	$(716)

Sales and marketing expense for the three months ended June 30, 2017 increased $1.1 million, or 7%, primarily driven by the acquistion of Jiff in the second quarter of 2017. The acquisition resulted in an increase in employee related expenses of $0.8 million and a $0.5 million increase in amortization of acquired intangibles.

Sales and marketing expense for the six months ended June 30, 2017 decreased 0.7 million, or 2%, primarily due to a $1.1 million reduction in marketing spend as we leveraged our channel relationships, partially offset by a $0.5 million increase due to the amortization of acquired intangibles.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	% Change	$ Change	2017	2016	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$15,194	$9,961	53%	$5,233	$26,265	$20,046	31%	$6,219

Research and development expense for the three months ended June 30, 2017 increased $5.2 million, or 53%, primarily attributable to the acquisition of Jiff in the second quarter of 2017. The acquisition resulted in a $4.3 million increase in employee-related expenses and a $0.4 million increase in facilities expense associated with a newly acquired operating lease in Mountain View.

Research and development expense for the six months ended June 30, 2017 increased $6.2 million, or 31%, primarily attributable to the acquisition of Jiff in the second quarter of 2017. The acquisition resulted in a $5.2 million increase in employee-related expenses, a $0.4 million increase in facilities expense associated with a newly acquired operating lease and $0.5 million increase in overhead allocation.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	% Change	$ Change	2017	2016	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$6,766	$6,019	12%	$747	$15,764	$14,564	8%	$1,200

General and administrative expense for the three months ended June 30, 2017 increased $0.7 million, or 12%, primarily attributable the acquisition of Jiff in the second quarter of 2017. The acquisition resulted in a $0.3 million increase in employee-related expenses and a $0.2 million increase in acquisition-related costs.

General and administrative expense for the six months ended June 30, 2017 increased $1.2 million, or 8%, primarily attributable to $2.5 million in costs related to the acquisition of Jiff in the second quarter of 2017. The acquisition also resulted in a $0.8 million increase in employee-related expenses and a $0.4 million increase in third-party costs to support the growth of our business, partially offset by a $2.6 million decrease in litigation expenses related to the settlement of a class action lawsuit recorded in 2016.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(15,026)	$(25,904)
Net cash provided by investing activities	28,405	28,153
Net cash (used in) provided by financing activities	100	19,252
Net increase in cash and cash equivalents	$13,479	$21,501
As of June 30, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $96.0 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, payments from our customers. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, integration costs related to the acquisition of Jiff, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based products. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may in the future enter into these types of arrangements.
On April 3, 2017, Castlight, Jiff and Silicon Valley Bank agreed to refinance the existing term loan facility owed by Jiff to the Silicon Valley Bank. The loan agreement provides for an approximately $5.6 million term loan and up to a $25 million revolving credit facility. Refer to Note 7 for further information on debt.
We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
Cash used in operating activities for the six months ended June 30, 2017 and 2016 was $15.0 million and $25.9 million, respectively. The decrease in cash used is primarily as a result of a decrease in net loss from $38.0 million for the six months ended June 30, 2016 to $28.5 million for the six months ended June 30, 2017. The net loss for the six months ended June 30, 2017 was adjusted for $14.7 million in non-cash expenses that included stock-based compensation of $12.5 million and amortization of deferred commissions of $5.2 million, offset by the release of the valuation allowance of $5.2 million.

Working capital uses of cash included a increase in accounts receivable of $3.1 million, primarily as a result of the timing of billings and collections. Other uses for working capital needs include a $3.4 million increase in deferred commissions and $0.9 million increase in prepaid and other assets. These decreases were offset by an increase in deferred revenue of $7.2 million, primarily as a result of an increase in the amount billed year over year due to an increase in launched customers.

Investing Activities
Cash provided by investing activities for the six months ended June 30, 2017 and 2016 was $28.4 million and $28.2 million, respectively. This increase was primarily attributable to the timing of purchases, sales and maturities of marketable securities, the net result of which was $32.0 million, and $29.4 million, for the six months ended June 30, 2017, and 2016, respectively. Other uses of investing activities during the six months ended June 30, 2017 includes $2.3 million payments made for transaction costs on behalf of Jiff, net of cash acquired.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2017 and 2016 was $0.1 million and $19.3 million, respectively. This increase was primarily related to $0.8 million in proceeds from the issuance of common stock upon the exercise of employee stock options, offset by the payments of $0.7 million attributed to deferred financing costs incurred for filing the Form S-4 for the acquisition of Jiff.
Contractual Obligations and Commitments
Our principal commitments primarily consist of obligations under leases for office space and a term loan facility with Silicon Valley Bank and co-location facilities for data center capacity. Our existing lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised these options. See Note 7 and Note 10 to the condensed consolidated financial statements for a discussion of our term loan and lease commitments, respectively.

Other than the term loan and lease commitments discussed in Note 7 and Note 10, respectively, to the condensed consolidated financial statements, we do not have commitments under lines of credit, or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of June 30, 2017.
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
Critical Accounting Policies and Estimates

Due to the acquisition of Jiff in the second quarter of 2017, the Company has added policies regarding business combinations, goodwill, intangible assets, and impairment assessment of long-lived assets. Additionally, the Company adopted ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment” on January 1, 2017. Refer to Note 2 for detailed information on how the addition of these policies and the adoption of ASU 2016-09 impacted the Company.

Other than the above, during the six months ended June 30, 2017, there were no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $96.0 million at June 30, 2017 and $114.6 million as of December 31, 2016. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital and other general corporate purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $0.1 million market value reduction in our investment portfolio as of June 30, 2017. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.1 million as of June 30, 2017. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $58.5 million, $79.9 million and $85.9 million, during the years ended December 31, 2016, 2015 and 2014, respectively and $28.5 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $384.5 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. In addition, as a result of our recently-completed acquisition of Jiff, we have incurred substantial transaction costs and expect to incur further increases in our cost of revenue and operating expenses in connection with the operation and integration of the Jiff business. Our efforts to grow our business, enhance our offering and acquire customers, and to operate and integrate the Jiff business, may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, if at all.
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
We have experienced rapid growth in recent periods, which puts strain on our business, operations and employees. For example, our revenue has increased from $46.3 million for the six months ended June 30, 2016 to $59.8 million for the six months ended June 30, 2017. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the reduction in workforce we implemented in 2016, or disposing of, or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. We must also attract, train and retain a significant number of qualified personnel in key areas such as, sales and marketing, customer support, professional services, engineering and management, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters are located in the San Francisco Bay Area.
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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2017 and 2016, our net cash used in operating activities was $15.0 million and $25.9 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, during the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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

Because of our dual class common stock structure, the holders of our Class A common stock, who consist of our founders, directors, executives, employees, will continue to be able to control the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our Class A and Class B common stock. As of June 30, 2017, our executive officers and directors and their affiliates own approximately 29% of our outstanding Class A and Class B common stock, combined. However, because of our dual class common stock structure our executive officers and directors and their affiliates have approximately 55% of the total votes in each of the matters identified in the list above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
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

•
amendment of the anti-takeover provisions of our restated certificate of incorporation require super majority approval by holders of at least two-thirds of our outstanding Class A and Class B    common stock, combined; and

•
in certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of June 30, 2017, holders of our Class A common stock owned 40.8% and holders of our Class B common stock owned 59.2% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have 87.3% and holders of our Class B common stock have 12.7% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have 40.8% and holders of our Class B common stock have 59.2% of the total votes.

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

CASTLIGHT HEALTH, INC.
Date: August 4, 2017	By:	/s/ Siobhan Nolan Mangini
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