Form 10-Q
period 2017-09-30
CASTLIGHT HEALTH, INC.
filed 2017-10-27
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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

As of October 25, 2017, there were 53,005,558 shares of the Company’s Class A common stock outstanding and 80,731,913 shares of the Company’s Class B common stock outstanding.

______________________________________

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,986	$48,722
Marketable securities	42,074	65,882
Accounts receivable, net	26,017	14,806
Deferred commissions	7,805	8,218
Prepaid expenses and other current assets	5,712	3,382
Total current assets	126,594	141,010
Property and equipment, net	5,670	5,285
Restricted cash, non-current	1,325	1,144
Goodwill	91,785	—
Intangible assets, net	21,469	—
Deferred commissions, non-current	4,021	5,050
Other assets	7,338	4,677
Total assets	$258,202	$157,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,393	$2,288
Accrued expenses and other current liabilities	14,615	6,369
Accrued compensation	12,151	9,443
Deferred revenue	34,974	30,623
Total current liabilities	65,133	48,723
Deferred revenue, non-current	8,412	5,245
Debt, non-current	5,423	—
Other liabilities, non-current	1,955	1,236
Total liabilities	80,923	55,204
Commitments and contingencies
Stockholders’ equity:
Class A and Class B common stock	13	10
Additional paid-in capital	580,282	457,596
Accumulated other comprehensive loss	(5)	—
Accumulated deficit	(403,011)	(355,644)
Total stockholders’ equity	177,279	101,962
Total liabilities and stockholders’ equity	$258,202	$157,166
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Subscription	$31,363	$23,867	$86,963	$66,859
Professional services and other	3,209	1,634	7,453	4,944
Total revenue, net	34,572	25,501	94,416	71,803
Cost of revenue:
Cost of subscription (1)	8,123	3,988	20,075	12,218
Cost of professional services and other (1)	4,898	3,978	13,679	13,941
Total cost of revenue	13,021	7,966	33,754	26,159
Gross profit	21,551	17,535	60,662	45,644
Operating expenses:
Sales and marketing (1)	16,006	13,143	47,024	44,877
Research and development (1)	13,809	10,573	40,074	30,619
General and administrative (1)	10,307	5,338	26,071	19,902
Total operating expenses	40,122	29,054	113,169	95,398
Operating loss	(18,571)	(11,519)	(52,507)	(49,754)
Other income, net	84	116	288	304
Loss before income tax benefit	$(18,487)	(11,403)	$(52,219)	(49,450)
Income tax benefit	—	—	5,206	—
Net loss	$(18,487)	$(11,403)	$(47,013)	$(49,450)
Net loss per Class A and B share, basic and diluted	$(0.14)	$(0.11)	$(0.38)	$(0.50)
Weighted-average shares used to compute basic and diluted net loss per Class A and B share	132,251	103,147	122,675	99,734
_______________________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue:
Cost of subscription	$258	$139	$638	$367
Cost of professional services and other	342	456	1,400	1,468
Sales and marketing	3,110	2,190	7,705	6,644
Research and development	1,631	1,631	5,675	4,300
General and administrative	1,121	1,236	3,586	3,476

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(18,487)	$(11,403)	$(47,013)	$(49,450)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale marketable securities	10	(16)	(5)	117
Other comprehensive income (loss)	10	(16)	(5)	117
Comprehensive loss	$(18,477)	$(11,419)	$(47,018)	$(49,333)
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(47,013)	$(49,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,572	2,407
Stock-based compensation	19,004	16,255
Amortization of deferred commissions	8,120	3,157
Release of deferred tax valuation allowance due to business combination	(5,206)	—
Change in fair value of contingent consideration liability	3,288	—
Accretion and amortization of marketable securities	22	406
Changes in operating assets and liabilities:
Accounts receivable	(7,778)	(3,137)
Deferred commissions	(6,678)	(4,403)
Prepaid expenses and other assets	(393)	(68)
Accounts payable	401	300
Accrued expenses and other liabilities	2,623	(4,046)
Deferred revenue	5,661	3,318
Net cash used in operating activities	(23,377)	(35,261)
Investing activities:
Restricted cash	(181)	—
Purchase of property and equipment	(2,276)	(1,587)
Purchase of marketable securities	(56,852)	(73,163)
Maturities of marketable securities	80,633	126,157
Business combination, net of cash acquired	(2,264)	—
Net cash provided by investing activities	19,060	51,407
Financing activities:
Proceeds from the exercise of stock options	1,312	2,576
Proceeds from issuance of common stock and warrants	—	17,358
Payments of issuance costs related to equity	(731)	(122)
Net cash provided by financing activities	581	19,812

Net increase (decrease) in cash and cash equivalents	(3,736)	35,958
Cash and cash equivalents at beginning of period	48,722	19,150
Cash and cash equivalents at end of period	$44,986	$55,108

Non-cash investing and financing activity:
Non-cash purchase consideration related to acquisition of Jiff	$101,692	$—

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Description of Business
Castlight Health Inc. (“Castlight” or “the Company”) has historically offered a health benefits platform that engages employees to make better health care decisions and enables employers to communicate and measure their benefit programs. The Company provides a simple, personalized, and powerful way for employees to shop for and manage their health care. At the same time, the Company enables employers to understand their employees’ needs and guide them to the right care, right providers and right programs at the right time. On April 3, 2017, the Company completed its acquisition of Jiff, Inc. (“Jiff”). The acquisition enables the Company to provide the full spectrum of wellbeing, healthcare decision support and a benefits hub all in one complete package. Jiff still operates as a wholly-owned subsidiary of the Company. Jiff's results of operations have been included in the Company’s Condensed Consolidated Statements of Operations beginning April 3, 2017. See Note 5 for more information on the Jiff acquisition. The Company's comprehensive technology offering aggregates complex, large-scale data and applies sophisticated analytics to make health care data actionable and useful. The Company was incorporated in the State of Delaware in January 2008. The Company's principal executive offices are located in San Francisco, California.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include Castlight and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations, financial position and cash flows. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to:
• the determination of the relative selling prices for the Company’s products and services
• certain assumptions used in the valuation of the Company’s equity awards
• certain assumption used in the determination of the Company’s contingent consideration liability
▪ the fair value of assets acquired and liabilities assumed for business combinations.
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
The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of September 30, 2017, no impairment of goodwill has been identified.
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

Recently Adopted Accounting Pronouncements
Stock-based Compensation
In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” The guidance will change how companies account for certain aspects of share-based payments to employees. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted this guidance on January 1, 2017 and accordingly recorded a cumulative-effect adjustment charge of approximately $0.4 million to the beginning accumulated deficit for the impact of electing to account for forfeitures as they occur. The adoption of this standard did not have any impact to the Statement of Operations or the Statement of Cash Flows. The Company is subject to full valuation allowance and thus has not utilized any excess tax benefits or realized any cash tax benefit related to stock compensation expense. The adoption of this standard did not have any material impact to the Company’s results of operations for three and nine months ended September 30, 2017.

Consolidation

In October 2016, the FASB issued ASU 2016-17, “Consolidation.” The standard addresses how companies evaluate whether a reporting entity is the primary beneficiary of a VIE by changing how the reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The standard became effective for the Company beginning January 1, 2017. Based on the Company’s evaluation, the standard did not have a material impact on its consolidated financial statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Recently Issued Accounting Pronouncements

Goodwill

In January 2017, the FASB issued ASU 2017-4, “Intangibles—Goodwill and Other.” The standard eliminates Step 2 from the goodwill impairment test, under which an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, instead requiring an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard will become effective for the Company beginning January 1, 2020, and early adoption is permitted. At this point in time, the Company does not intend to adopt the standard early. Based on the Company’s evaluation, the standard will not have a material impact on its consolidated financial statements.

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

Financial Instruments

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments.” The guidance provides a new measurement alternative for equity investments that don’t have readily determinable fair values and don’t qualify for the net asset value practical expedient. Under this alternative, these investments can be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance will be effective for the Company beginning January 1, 2018 and earlier adoption is not permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the impact of adoption on its consolidated financial statements.

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

Based on its assessment to date, the Company currently believes a significant impact from the adoption of the new standard will be related to the Company’s costs to fulfill as well as its costs to obtain contracts with customers. For fulfillment costs, the new standard states that an entity shall recognize an asset from the costs incurred to fulfill a contract if certain criteria are met. The Company believes these criteria will be met and these costs will be recognized as an asset under the new standard.  The costs to fulfill a contract that are recognized as an asset are then amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company currently expenses costs to fulfill a contract when they are incurred. Similar to fulfillment costs, for costs to obtain a contract (which are primarily sales commissions and broker fees), the standard states that costs to obtain a contract shall be amortized on a systematic basis that is

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

consistent with the transfer to the customer of the goods or services to which the asset relates. The Company currently capitalizes certain sales commissions and amortizes those costs over the non-cancelable portion of its subscription contracts. Under the new standard, the amortization period for the Company’s costs to obtain a contract could be longer. Lastly, based on its assessment, the Company currently believes areas of impact related to the Company’s revenue recognition will be in the accounting for termination provisions, the estimation of variable consideration, the accounting for contract modifications, and the allocation of the transaction price to the Company’s multiple performance obligations.

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

At September 30, 2017 and December 31, 2016, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
U.S. agency obligations	$15,294	$—	$(2)	$15,292
U.S. treasury securities	43,382	1	(4)	43,379
Money market mutual funds	3,647	—	—	3,647
	62,323	1	(6)	62,318
Included in cash and cash equivalents	20,244	—	—	20,244
Included in marketable securities	$42,079	$1	$(6)	$42,074

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
U.S. agency obligations	$33,019	$5	$(3)	$33,021
U.S. treasury securities	37,864	—	(2)	37,862
Money market mutual funds	7,965	—	—	7,965
	78,848	5	(5)	78,848
Included in cash and cash equivalents	12,966	—	—	12,966
Included in marketable securities	$65,882	$5	$(5)	$65,882

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
The Company classifies its contingent consideration liability in connection with the acquisition of Jiff within the Level 3 category, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The Company estimates the fair value of the contingent consideration liability based on the Monte Carlo simulation model. The fair value of the contingent consideration is calculated with numerous projected outcomes, the results of which are averaged and then discounted to estimate the present value. Some of the more significant assumptions inherent in the development of the Monte Carlo simulation model include bookings and revenue forecasts, asset-level volatility, stock price volatility, correlation between stock price and revenue, risk-free rate, weighted average cost of capital (“WACC”), and stock price. Any change in these assumptions could result in a significantly higher (lower) fair value measurement.
Except for new valuation for contingent consideration liability, there have been no changes in valuation techniques in the periods presented. There were no significant transfers between fair value measurement levels as of September 30, 2017 and December 31, 2016.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2017
Cash equivalents:
Money market mutual funds	$3,647	$—	$—	$3,647
U.S. agency obligations	—	5,848	—	5,848
U.S. treasury securities	—	10,749	—	10,749
Marketable securities:
U.S. agency obligations	—	9,444	—	9,444
U.S. treasury securities	—	32,630	—	32,630
	$3,647	$58,671	$—	$62,318

Accrued expenses and other current liabilities:
Contingent consideration liability(1)	$—	$—	$3,959	$3,959

 (1) Change in fair value is recorded in general and administrative expenses in the Company’s condensed consolidated statement of operations.

	Level 1	Level 2	Level 3	Total
December 31, 2016
Cash equivalents:
Money market mutual funds	$7,965	$—	$—	$7,965
U.S. treasury securities	—	5,000	—	5,000
Marketable securities:
U.S. agency obligations	—	33,021	—	33,021
U.S. treasury securities	—	32,862	—	32,862
	$7,965	$70,883	$—	$78,848

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Gross unrealized gains and losses for cash equivalents and marketable securities as of September 30, 2017 and December 31, 2016 were not material. The Company does not believe the unrealized losses represent other-than-temporary impairments based on the Company’s evaluation of available evidence as of September 30, 2017 and December 31, 2016.
There were no realized gains or losses during the nine months ended September 30, 2017. All of the Company’s marketable securities at September 30, 2017 and December 31, 2016 mature within one year. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents.
The following is a reconciliation of the Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability
Balance as of December 31, 2016	$—
Initial fair value as of acquisition date	671
Re-measurement of fair value on June 30, 2017 (1)	(643)
Balance as of June 30, 2017	28
Re-measurement of fair value on September 30, 2017 (1)	3,931
Balance as of September 30, 2017	$3,959
(1) Changes in fair value are recorded in general and administrative expenses in our condensed consolidated statements of operations.
    The fair value estimate of this liability was $0.7 million at the date of acquisition. The changes in the fair value of the contingent consideration liability subsequent to the acquisition date are recognized in earnings in the period when the change in the estimated fair value occurs. The Company recognized a $3.9 million and $3.3 million loss related to change in the fair value of the contingent consideration liability in its condensed consolidated statements of operations for the three months and nine months ended September 30, 2017, respectively.

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

At the closing on April 3, 2017, Venrock, a holder of more than 5% of the Company’s capital stock, acquired a total of 3,965,979 shares of the Company’s Class B common stock in exchange for its shares of Jiff capital stock. Venrock will also receive its pro rata share of any additional contingent consideration further described below. Bryan Roberts, the Chairman of the Company’s Board of Directors, is a Partner at Venrock. Accordingly, this was a related party transaction.

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

As part of the merger, certain stockholders and option holders will receive an aggregate of 1,000,000 shares of the Company’s Class B common stock or options if the Jiff business achieves at least $25 million in revenue in 2017 and an aggregate of 3,000,000 shares of Class B common stock or options if the Jiff business achieves at least $25 million in net new bookings during 2017 (“the milestones”). Additionally, all options for Jiff common stock held by Jiff employees who became employees of the combined company were converted into options to purchase the Company’s Class B common stock.

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

The Company determined that the contingent consideration shares associated with the milestones are one unit of account and the Company classified the contingent consideration as a liability as the arrangement can be settled in a variable number of shares and is not considered fixed-for-fixed. Based on the probability of completing the milestones and changes in the fair value of the Company’s common stock, the Company used a Monte Carlo simulation model to determine the fair value of the contingent consideration liability which was $0.7 million at the date of acquisition and $4.0 million at September 30, 2017. The Company classified the contingent consideration liability as a current liability on the condensed consolidated balance sheet and the contingent consideration liability will be subsequently remeasured to fair value at each reporting date. See Note 4 for the fair value measurement disclosure on the contingent consideration liability.

The Company has accounted for this acquisition as a business combination. The method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

The allocation of purchase consideration to assets and liabilities is not yet finalized. The Company continues to evaluate the fair value of certain assets and liabilities related to the acquisition of Jiff. Additional information, which existed as of the acquisition date but was at that time unknown to us, may become known to us during the remainder of the measurement period. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The preliminary estimated fair values of assets acquired and liabilities assumed may be subject to change as additional information is received. The fair values of the assets acquired and liabilities assumed by major class in the acquisition of Jiff as of September 30, 2017 were recognized as follows (in thousands):

Cash	$2,234
Current assets	5,159
Other assets	1,971
Acquired intangible assets	23,900
Goodwill	91,785
Total assets acquired	125,049
Deferred revenue	(1,857)
Other current liabilities	(6,192)
Debt	(5,578)
Noncurrent liabilities	(5,232)
Total net assets acquired	$106,190

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

The Company has included the financial results of Jiff in the condensed consolidated statements of operations from the date of acquisition. For the three and nine months ended September 30, 2017 approximately $3.2 million and $6.4 million revenue attributable to Jiff was included in the consolidated results of operations respectively, the associated operating loss was immaterial. The Company incurred $3.1 million of total acquisition-related costs for the nine months ended September 30, 2017 that were recognized in general and administrative expenses.

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

The unaudited pro forma financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Total revenue	$34,538	$27,059	$97,991	$75,513
Net loss	$(17,632)	$(20,190)	$(53,362)	$(71,757)

The pro forma revenue and net loss reflects material, nonrecurring adjustments, such as the tax benefit of $5.2 million that resulted from the acquisition, non-recurring acquisition-related compensation expense and non-recurring deferred revenue fair value adjustments.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 6. Goodwill and Intangible Assets

Goodwill

Currently, all of the Company’s goodwill relates to the acquisition of Jiff. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.

The changes in the carrying amount of goodwill as of September 30, 2017 were as follows (in thousands):

Balance as of December 31, 2016 (1)	$—
Acquisition of Jiff	91,398
Goodwill adjustments	387
Balance as of September 30, 2017	$91,785
(1) The Company had no goodwill prior to the acquisition of Jiff.

Intangible assets, net

The following table sets forth the fair value components of identifiable acquired intangible assets (in thousands) and their estimated useful lives (in years) as of September 30, 2017 were as follows (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Acquired Intangibles, Net	Useful Life
	December 31, 2016 (1)	Additions	September 30, 2017	December 31, 2016	Expense	September 30, 2017	September 30, 2017
Customer relationships	$—	$10,900	$10,900	$—	$(546)	$(546)	10,354	10
Developed technology	—	10,600	10,600	—	(1,060)	(1,060)	9,540	5
Backlog	—	1,500	1,500	—	(442)	(442)	1,058	3
Other acquired intangible assets	—	900	900	—	(383)	(383)	517	1-3
Total identifiable intangible assets	$—	$23,900	$23,900	$—	$(2,431)	$(2,431)	$21,469
(1) The Company had no intangible assets prior to the acquisition of Jiff.

Amortization expense from acquired intangible assets for the three and nine months ended September 30, 2017 was $1.2 million and $2.4 million, respectively and is included in cost of subscription, general and administrative, and sales and marketing expenses.

Estimated amortization expense for acquired intangible assets for the following five years and thereafter is as follows (in thousands):

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

2017	1,216
2018	4,044
2019	3,505
2020	3,242
2021	3,210
Thereafter	6,252
Total estimated amortization expense	21,469

Note 7. Debt

Term Loan

In connection with the Company’s acquisition of Jiff, on April 3, 2017, the Company, Jiff and Silicon Valley Bank (“Bank”) agreed to refinance the existing term loan facility owed by Jiff to the Bank (the “Loan Agreement”) for approximately $5.6 million (the “Term Loan”). The Term Loan requires interest-only payments for the period May 2017 through September 2018, followed by 36 monthly payments of principal and interest. The maturity date of the Term Loan is September 1, 2021.

In addition to principal and interest payments, the Company is also required to pay $0.5 million as final payment on the earlier of maturity, termination or prepayment of the Term Loan. The Company accrues for the final payment over the life of the Term Loan using the effective interest method.

The future maturities of the Term Loan by year as of September 30, 2017 are as follows (in thousands):

Remainder of 2017	$—
2018	620
2019	1,859
2020	1,859
2021	1,240
Total future maturities of debt (1)	$5,578

(1) Includes $5.4 million classified as debt, non-current and $0.2 million classified as debt, current within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2017.
Revolving Line of Credit

The Loan Agreement also provides for an up to $25 million revolving credit facility (the “Revolving Line”). The Company may request borrowings under the Revolving Line prior to April 3, 2019, on which date the Revolving Line terminates. As of September 30, 2017, no borrowings have been made under the Revolving Line.

In relation to the Loan Agreement, the Company is subject to certain financial and reporting covenants. As of September 30, 2017, none of the financial covenants, which require the Company to maintain a certain minimum liquidity ratio, are applicable. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of September 30, 2017.

Note 8. Property and Equipment
Property and equipment consisted of the following (in thousands):

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	As of
	September 30, 2017	December 31, 2016
Leasehold improvements	$2,627	$2,061
Computer equipment	6,035	5,487
Software	1,149	1,099
Capitalization of internal-use software	2,925	2,925
Furniture and equipment	1,293	931
Total	14,029	12,503
Accumulated depreciation	(8,359)	(7,218)
Property and equipment, net	$5,670	$5,285
Depreciation and amortization expense for the three months ended September 30, 2017 and 2016, was $0.7 million and $0.8 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2017 and 2016, was $2.1 million and $2.4 million, respectively. Depreciation and amortization are recorded on a straight-line basis.
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

The investment in Lyra is accounted for under the cost method and is included under other assets in the Company’s consolidated financial statements. The Company assesses its investment for impairment on a quarterly basis or more frequently if facts and circumstances necessitates reassessment of fair value of its investment. As of September 30, 2017, the Company concluded that its investment was appropriately valued and not impaired.

Jiff Acquisition

On April 3, 2017, the Company acquired Jiff, Inc. Venrock, a holder of more than 5% of the Company’s capital stock was also a stockholder of Jiff. At the closing of the acquisition, Venrock acquired a total of 3,965,979 shares of the Company’s Class B common stock in exchange for its shares of Jiff capital stock. Venrock will also receive additional shares of the Company’s Class B common stock upon the achievement by the Jiff business of certain milestones in 2017. Bryan Roberts, the Chairman of the Company’s Board of Directors is a Partner at Venrock. The Company’s Board appointed a Special Committee (comprised solely of disinterested directors) to which it delegated the full and exclusive power, authority and discretion of the Castlight Board to evaluate, assess, and approve the Jiff transaction on its behalf, including retaining a financial advisor for an opinion on the fairness of the financial conditions of the transaction. The transaction was approved solely by the Special Committee which concluded that the transaction terms were fair to Castlight and the transaction was in the best interests of Castlight and its stockholders.
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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

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

In connection with the acquisition of Jiff on April 3, 2017, the Company assumed Jiff’s operating leases located in Mountain View, California, Oakland, California, Palo Alto, California, and Charlotte, North Carolina with various expiration dates through 2022, some of which are subleased. The total rent obligation of the Company under all operating leases is $21.9 million.

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
Note 11. Stock Compensation
Stock Options
A summary of stock option activity for the nine months ended September 30, 2017 is as follows (in thousands, except share and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2016	7,642,953	$3.71	$18,537
Stock option grants	400,000	$3.60
Stock options assumed and awarded related to acquisition	5,382,613	$1.42
Stock options exercised	(726,060)	$1.81
Stock options canceled	(1,742,228)	$3.11
Balance at September 30, 2017	10,957,278	$2.80	$25,685
The total grant-date fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was $0.8 million and $3.6 million, respectively.
Assumed and Awarded Jiff Options
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
The relevant assumptions used in the Monte Carlo simulation model are presented in the table below. The Monte Carlo simulation model considers vesting schedules, stated expiration dates and potential early exercises based on market

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

performance in determining the effective holding period for the options.

	Nine Months Ended September 30,
	2017	2016
Volatility	75%	*
Risk-free interest rate	2.35%	*
Dividend yield	—%	*
* The Company has not used the Monte Carlo simulation model prior to the acquisition of Jiff.
Except for the stock options assumed and granted related to acquisition, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Nine Months Ended September 30,
	2017	2016
Volatility	61%	47%
Expected life (in years)	6.02	6.12
Risk-free interest rate	2.03%	1.37%
Dividend yield	—%	—%
As of September 30, 2017, the Company had $7.2 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.2 years.
Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended September 30, 2017 is as follows:

	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2016	10,541,666	$4.82
Restricted Stock Units granted (1)	6,209,788	$3.62
Restricted Stock Units vested	(3,130,004)	$5.08
Restricted Stock Units forfeited/canceled (2)	(3,395,161)	$4.61
Balance at September 30, 2017	10,226,289	$4.10
(1) Includes 1.4 million performance stock units (“PSUs”) that were granted during the nine months ended September 30, 2017.
(2) Includes PSUs that were granted in the prior year, which were canceled because performance targets were not achieved.
As of September 30, 2017, there was a total of $35.1 million in unrecognized compensation cost related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of approximately 2.81 years.

During 2017, the Company awarded 1.4 million PSUs to certain employees. The number of shares that will eventually vest depends on achievement of performance targets for 2017, as determined by the compensation committee of the Company's board of directors, and may range from 0 to 150% of the targeted award amount. Once the performance is determined and a targeted award amount is fixed, the target number of PSUs, if any, will vest in eight quarterly installments, subject to recipients' continued service, beginning on February 15, 2018. The compensation expense associated with the PSUs is recognized using the accelerated method. No expense has been recorded through September 30, 2017 as the Company determined the achievement of the performance targets was not probable.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Note 12. Stockholders’ Equity
Common Stock
As of September 30, 2017, the Company had 53,005,558 shares of Class A common stock and 80,215,478 shares of Class B common stock outstanding.
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
The exercise price of the Warrant remains at $4.91 per share and will expire four years from the date the Company enters into an agreement with SAP related to the distribution and the reselling of the Company’s solutions (the “Alliance Agreement”) within a prescribed period. If the Company does not enter into the Alliance Agreement with SAP by the end of the prescribed period, then the Warrant will become void and will not be exercisable. In the second quarter of 2017, the Company and SAP modified the Warrant to extend the time period allowed to execute the Alliance Agreement from May 17, 2017 to November 17, 2017.
The Shares and Warrant are considered freestanding instruments from each other and are classified within stockholders’ equity. The Company preliminarily allocated the net proceeds to the Shares and Warrant and also to a customer prepayment liability classified within accrued expenses and other current liabilities that represents the future obligations under the Alliance Agreement.
The Company updated its preliminary allocation of the net proceeds as a result of the modification of the Warrant in the second quarter of 2017, which resulted in a change in classification of customer prepayment liability into other assets. The Company expects to derive future economic benefit from a strategic partnership with SAP once the Alliance Agreement is executed.
Note 13. Income Taxes
The effective tax rate for the nine months ended September 30, 2017 and 2016 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. However, as a result of the acquisition of Jiff in April 2017, the Company recorded a tax benefit of $5.2 million as a discrete item in the second quarter. This tax benefit is a result of the partial release of its existing valuation allowance since the acquired deferred tax liabilities from Jiff will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed.
At September 30, 2017, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.

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
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(7,425)	$(11,062)	$(6,011)	$(5,392)	$(20,620)	$(26,393)	$(27,002)	$(22,448)
Weighted-average shares used to compute basic and diluted net loss per share	53,119	79,132	54,376	48,771	53,805	68,870	54,460	45,274
Basic and diluted net loss per share	$(0.14)	$(0.14)	$(0.11)	$(0.11)	$(0.38)	$(0.38)	$(0.50)	$(0.50)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options and restricted stock units	21,184	21,538	21,184	21,538
Warrants*	2,020	2,020	2,020	2,020
Contingent issuable shares related to Jiff	3,284	—	3,284	—
Total	26,488	23,558	26,488	23,558
*includes 1.9 million warrants issued to SAP that become exercisable upon execution of the Alliance Agreements as described in Note 12.

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
We market and sell our health benefits platform to self-insured companies in a broad range of industries and to governmental entities. We sell our offering to customers in the United States, some of whom offer our services to their international employee base. We market to our collective customers and potential customers through our direct sales force, as well as through relationships with health plans, benefits consultants, technology companies and other channel partners who may distribute it to their fully insured population. We intend to continue to invest aggressively in the success of our customers, expand our commercial operations and further develop our offering.
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

Signed Annual Recurring Revenue

	As of September 30,
	2017	2016
	(in millions)
Signed Annual Recurring Revenue (ARR)	$157.0	$118.1

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

Our ARR at September 30, 2017 was $157.0 million, compared to $118.1 million at September 30, 2016, representing an increase of approximately 33%, primarily attributable to new customers and cross-sales of Jiff products. We expect ARR to increase as we sign additional customers and cross-sell to existing customers.

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
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(percentages of revenue)
Revenue:
Subscription	91%	94%	92%	93%
Professional services and other	9%	6%	8%	7%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	24%	16%	21%	17%
Cost of professional services and other	14%	15%	15%	19%
Total cost of revenue	38%	31%	36%	36%
Gross margin percentage	62%	69%	64%	64%
Operating expenses:
Sales and marketing	46%	52%	50%	62%
Research and development	40%	41%	42%	43%
General and administrative	30%	21%	28%	28%
Total operating expenses	116%	114%	120%	133%
Operating loss	(54)%	(45)%	(56)%	(69)%
Other income, net	—%	—%	—%	—%
Loss before income taxes	(54)%	(45)%	(56)%	(69)%
Income tax benefit	—%	—%	5%	—%
Net loss	(54)%	(45)%	(51)%	(69)%

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	% Change	$ Change	2017	2016	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
Revenue:
Subscription	$31,363	$23,867	31%	$7,496	$86,963	$66,859	30%	$20,104
Professional services and other	3,209	1,634	96%	1,575	7,453	4,944	51%	2,509
Total revenue	$34,572	$25,501	36%	$9,071	$94,416	$71,803	31%	$22,613

Total revenue for the three months ended September 30, 2017 increased $9.1 million, or 36%, primarily attributable to customer launches that occurred in the trailing twelve months ended September 30, 2017 which contributed $10.5 million of the increase in total revenue year over year, including the impact of customers acquired through Jiff. This increase was partially offset by churn.

Total revenue for the nine months ended September 30, 2017 increased $22.6 million, or 31%, primarily attributable to customer launches that occurred in the trailing twelve months ended September 30, 2017 which contributed $31.8 million of the increase in total revenue year over year, including the impact of customers acquired through Jiff. This increase was partially offset by churn.
Costs and Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	% Change	$ Change	2017	2016	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	$8,123	$3,988	104%	$4,135	20,075	12,218	64%	$7,857
Professional services and other	4,898	3,978	23%	920	13,679	13,941	(2)%	(262)
Total cost of revenue	$13,021	$7,966	63%	$5,055	$33,754	$26,159	29%	$7,595
Gross margin (loss) percentage:
Subscription	74.1%	83.3%			76.9%	81.7%
Professional services and other	(53)%	(143)%			(84)%	(182)%
Total gross margin	62.3%	68.8%			64.2%	63.6%
Gross profit	$21,551	$17,535	23%	$4,016	$60,662	$45,644	33%	$15,018
Cost of subscription revenue for the three months ended September 30, 2017 increased $4.1 million, or 104%, primarily driven by increase in head-count related costs due to the acquisition of Jiff in the second quarter of 2017. The acquisition drove a $2.1 million increase in employee-related expenses, $0.7 million increase in data and hosting services, and $0.8 million increase related to the amortization of acquired intangibles. Additionally, third party service fees increased by $0.3 million, which was a result of the rapid ramp up of our call center directly attributable to a growth in our customer base, increased usage, and internal operational investments.

Cost of subscription revenue for the nine months ended September 30, 2017 increased $7.9 million, or 64%, primarily driven by the acquisition of Jiff in the second quarter of 2017. The acquisition drove a $3.6 million increase in employee-related expenses, $1.5 million increase in data and hosting services and $1.5 million increase related to the amortization of acquired intangibles. Additionally, third party service fees increased by $0.9 million, which was a result of the rapid ramp up of our call center directly attributable to a growth in our customer base, increased usage, and internal operational investments.

Cost of professional services revenue for the three months ended September 30, 2017 increased $0.9 million or 23%, year over year, primarily as a result of $0.5 million increase in employee-related expenses from the Jiff acquisition.

Cost of professional services revenue for the nine months ended September 30, 2017 decreased $0.3 million, or 2%, primarily due to a decrease of $0.8 million in employee-related expenses as a result of the reduction in workforce that took place in the second quarter of 2016 offset by an increase of $0.5 million in employee-related expenses resulting from the Jiff acquisition .
Gross margin for the three months ended September 30, 2017 decreased primarily due to a 63% increase in costs partially offset by a 36% increase in associated revenue.
Gross margin for the nine months ended September 30, 2017 improved primarily due to a 31% increase in revenue and a corresponding increase in associated costs by 29%. In the short term, we expect an initial decline in gross margin due to the acquisition of Jiff, as Jiff is in an early stage of launching clients during their rapid growth phase. However, in the long term, we expect to continue to see favorable overall gross margin trends as we continue to increase the number of launched customers relative to customers who are in the implementation phase.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	% Change	$ Change	2017	2016	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$16,006	$13,143	22%	$2,863	$47,024	$44,877	5%	$2,147

Sales and marketing expense for the three months ended September 30, 2017 increased $2.9 million, or 22%. The increase was primarily due to an increase of $2.0 million in employee related expenses attributable to acquisition of Jiff, $0.8 million increase in referral fees and $0.5 million increase related to the amortization of acquired intangibles. The increase was partially offset by a $0.4 million reduction in marketing spend as we leveraged our channel relationships.

Sales and marketing expense for the nine months ended September 30, 2017 increased $2.1 million, or 5%, primarily due to a $1.8 million increase in employee related expenses, a $1.0 million increase in referral fees and a $0.9 million increase due to the amortization of acquired intangibles, partially offset by a $1.4 million reduction in marketing spend as we leveraged our channel relationships.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	% Change	$ Change	2017	2016	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
Research and development	$13,809	$10,573	31%	$3,236	$40,074	$30,619	31%	$9,455

Research and development expense for the three months ended September 30, 2017 increased $3.2 million, or 31%, primarily attributable to the acquisition of Jiff in the second quarter of 2017. The acquisition resulted in a $2.5 million increase in employee-related expenses, and a $0.4 million increase in facilities expense associated with a newly acquired operating lease in Mountain View.

Research and development expense for the nine months ended September 30, 2017 increased $9.5 million, or 31%, primarily attributable to the acquisition of Jiff in the second quarter of 2017. The acquisition resulted in a $7.7 million increase in employee-related expenses, a $0.8 million increase in contractor spend and a $0.8 million increase in facilities expense associated with a newly acquired operating lease in Mountain View.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	% Change	$ Change	2017	2016	% Change	$ Change
	(dollars in thousands)				(dollars in thousands)
General and administrative	$10,307	$5,338	93%	$4,969	$26,071	$19,902	31%	$6,169

General and administrative expense for the three months ended September 30, 2017 increased $5.0 million, or 93%, primarily attributable to $3.9 million expense recognized for change in the fair value of the contingent consideration liability related to the Jiff acquisition, $0.8 million increase related to third party contractor and professional service fees, and a $0.2 million increase in employees-related expenses due to the acquisition of Jiff.

General and administrative expense for the nine months ended September 30, 2017 increased $6.2 million, or 31%, primarily attributable to $3.3 million expense recognized for change in the fair value of contingent consideration liability related to the Jiff acquisition, a $3.3 million increase due to acquisition related expenses, $1.3 million increase related to third party contractor and professional service fees, and $1.0 million increase in employee-related expense due to the acquisition of Jiff in 2017. These increases were partially offset by a $2.6 million decrease in litigation expenses related to the settlement of a class action lawsuit recorded in 2016.
.
Liquidity and Capital Resources

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(23,377)	$(35,261)
Net cash provided by investing activities	19,060	51,407
Net cash provided by financing activities	581	19,812
Net increase (decrease) in cash and cash equivalents	$(3,736)	$35,958
As of September 30, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $87.1 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
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
On April 3, 2017, Castlight, Jiff and Silicon Valley Bank agreed to refinance the existing term loan facility owed by Jiff to the Silicon Valley Bank. The loan agreement provides for an approximately $5.6 million term loan and up to a $25 million revolving credit facility. Refer to Note 7 to the condensed consolidated financial statements for further information on debt.
We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2017 and 2016 was $23.4 million and $35.3 million, respectively. Cash used in operating activities has historically been affected by the amount of net loss adjusted for non-cash expense items. The net loss for the nine months ended September 30, 2017 was adjusted for $29.8 million in non-cash expenses that included stock-based compensation of $19.0 million and amortization of deferred commissions of $8.1 million, offset by the release of the valuation allowance of $5.2 million.

Working capital uses of cash included an increase in accounts receivable of $7.8 million, primarily as a result of the timing of billings and collections. Other uses for working capital included a $6.7 million increase in deferred commissions and $0.4 million increase in prepaid and other assets. These increases were offset by an increase in deferred revenue of $5.7 million, primarily as a result of an increase in the amount billed year over year due to an increase in launched customers.

Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2017 and 2016 was $19.1 million and $51.4 million, respectively. The net cash provided by investing activities was primarily attributable to the timing of purchases, sales and maturities of marketable securities, the net result of which was $23.8 million, and $53.0 million, for the nine months ended September 30, 2017, and 2016, respectively. Other uses of cash provided by investing activities during the nine months ended September 30, 2017 included $2.3 million payments made for transaction costs on behalf of Jiff, net of cash acquired.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2017 and 2016 was $0.6 million and $19.8 million, respectively. Net cash provided by financing activities during the nine months ended September 30, 2017 was primarily related to the $1.3 million in proceeds from the issuance of common stock upon the exercise of employee stock options, offset by the payments of $0.7 million attributed to deferred financing costs incurred for filing the Form S-4 for the acquisition of Jiff.
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

Other than the term loan and lease commitments discussed in Note 7 and Note 10, respectively, to the condensed consolidated financial statements, we do not have commitments under lines of credit, or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of September 30, 2017.
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
Critical Accounting Policies and Estimates

Due to the acquisition of Jiff in the second quarter of 2017, we have added policies regarding business combinations, goodwill, intangible assets, and impairment assessment of long-lived assets. Additionally, we adopted ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment” and ASU 2016-17, “Consolidation” on January 1, 2017. Refer to Note 2 to the condensed consolidated financial statements for detailed information on how the addition of these policies and the adoption of ASU 2016-09 impacted us.

Other than the above, during the nine months ended September 30, 2017, there were no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $87.1 million at September 30, 2017 and $114.6 million as of December 31, 2016. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital and other general corporate purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $0.2 million market value reduction in our investment portfolio as of September 30, 2017. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.2 million as of September 30, 2017. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for the foreseeable future. We experienced net losses of $58.5 million, $79.9 million and $85.9 million, during the years ended December 31, 2016, 2015 and 2014, respectively and $47.0 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $403.0 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. In addition, as a result of our recently-completed acquisition of Jiff, we have incurred substantial transaction costs and expect to incur further increases in our cost of revenue and operating expenses in connection with the operation and integration of the Jiff business. Our efforts to grow our business, enhance our offering and acquire customers, and to operate and integrate the Jiff business, may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, if at all.
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
We have experienced rapid growth in recent periods, which puts strain on our business, operations and employees. For example, our revenue has increased from $71.8 million for the nine months ended September 30, 2016 to $94.4 million for the nine months ended September 30, 2017. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the reduction in workforce we implemented in 2016, or disposing of, or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. We must also attract, train and retain a significant number of qualified personnel in key areas such as, sales and marketing, customer support, professional services, engineering and management, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters are located in the San Francisco Bay Area.
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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2017 and 2016, our net cash used in operating activities was $23.4 million and $35.3 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, during the recent economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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
The development and expansion of our business through acquisitions of other companies or technologies or other strategic transactions could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
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
In addition, as we have done in the past, we may in the future seek to acquire or invest in businesses, products and services or technologies or enter into other strategic transactions that we believe could complement or expand our offering, enhance our technical capabilities or otherwise offer growth opportunities. We have limited experience in acquiring other businesses and entering into strategic transactions. We may not achieve any of the anticipated benefits of any of these strategic transactions. The pursuit of potential acquisitions and other strategic transactions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions and strategic alliances or transactions, whether or not they are consummated.

Factors affecting our ability to achieve the benefits of the Jiff acquisition or other acquisitions or other strategic alliances     could include:

•	inability to integrate or benefit from acquired technologies or services or strategic collaborations or alliances in an efficient, effective or profitable manner;

•	unanticipated costs or liabilities associated with the acquisition or strategic transaction;

•	difficulty integrating the accounting systems, operations and personnel of the acquired business

•	challenges in achieving strategic objectives, cost savings and other benefits expected from such transactions;

•	the lack of unilateral control over a strategic alliance and the risk that strategic partners have business goals and interests that are not aligned with ours;

•
difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition or strategic transaction;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition or strategic transaction.

In addition, a significant portion of the purchase price of Jiff, and other companies we acquire or invest in,, may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

The acquisition of Jiff will result, and other acquisitions and strategic transactions could also result, in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business or other strategic transaction fails to meet our expectations, our operating results, business and financial position may suffer.
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
The dual class structure of our Class A and Class B common stock will have the effect of concentrating voting control with our executive officers, directors and their affiliates; this will limit or preclude a stockholder's ability to influence corporate matters.
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

Because of our dual class common stock structure, the holders of our Class A common stock, who consist of our founders, directors, executives, employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our Class A and Class B common stock. As of September 30, 2017, our executive officers and directors and their affiliates own approximately 19% of our outstanding Class A and Class B common stock, combined. However, because of our dual class common stock structure our executive officers and directors and their affiliates have approximately 36% of the total votes in each of the matters identified in the list above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
Transfers by holders of our Class A common stock will generally result in those shares converting to our Class B common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of our Class A common stock to our Class B common stock will have the effect, over time, of increasing the relative voting power of those holders of Class A common stock who retain their shares in the long term. If, for example, our executive officers (including our Chief Executive Officer), directors and their affiliates retain a significant portion of their holdings of our Class A common stock for an extended period of time, they could continue to significantly influence the combined voting power of our Class A and Class B common stock with respect to each of the matters identified in the list above.
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

•
amendment of the anti-takeover provisions of our restated certificate of incorporation require super majority approval by holders of at least two-thirds of our outstanding Class A and Class B    common stock, combined; and

•
in certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of September 30, 2017, holders of our Class A common stock owned approximately 40% and holders of our Class B common stock owned approximately 60% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 87% and holders of our Class B common stock have approximately 13% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 40% and holders of our Class B common stock have approximately 60% of the total votes.

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

CASTLIGHT HEALTH, INC.
Date: October 27, 2017	By:	/s/ Siobhan Nolan Mangini
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