Form 10-K
period 2017-12-31
CASTLIGHT HEALTH, INC.
filed 2018-03-01
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017
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
Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [ ] No [x]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes [ ] No [x]
Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]	Emerging growth company [X]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No [x]
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second quarter, which was June 30, 2017, the aggregate market value of its shares (based on a closing price of $4.15 per share) held by non-affiliates was approximately $386.2 million. As of February 26, 2018, there were 52,832,553 shares of the Registrant’s Class A common stock outstanding and 82,441,771 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s year ended December 31, 2017, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
Part I
Item 1. Business
Overview

Castlight Health, Inc. (“Castlight”, “the Company” or "we") offers a comprehensive software-as-a-service (“SaaS”) platform that simplifies health benefits navigation for millions of employees. Our platform matches employees to the best resources their employers make available to them - whether they are healthy, actively seeking medical care, or managing a condition - and motivates them to take the best steps for their health. Castlight helps employers generate more value from their benefits investments by helping to improve outcomes, lower health care costs, and increase benefits satisfaction.

Castlight’s platform solution supports strong employee engagement and satisfaction through two foundational components: an ecosystem of deep integrations across an employer’s various health and wellbeing partners; and a predictive analytics “engine” that uses claims, demographic and user data and machine learning to personalize clinical options, benefit programs, wellbeing incentives, communications, and educational content, based on each employee’s specific health and wellbeing needs.

This unique combination of data integrations and personalization puts Castlight in a position to deliver value to employees and their employers. For employees, our platform improves their healthcare experience, with a highly-engaging, seamless mobile application and web experience, which are coupled with multi-channel communications. In addition, the platform’s rewards feature is designed to incentivize individuals to participate in health programs, optimize their care utilization, and improve their daily habits. For employers, Castlight provides a simplified, cost-effective, and flexible way to help manage health benefits: helping them to procure, deploy, manage, and measure healthcare and wellbeing program vendors through a single platform.

Castlight was incorporated in the State of Delaware in January 2008. Its first generation care guidance solutions addressed the needs of employees actively seeking care or managing a chronic condition and serve as the foundation of our current care guidance offering. In 2015, we launched Castlight Action, our data-driven personalization benefits content and recommendations platform, which has been integrated into all of our products and rebranded as Castlight Genius. In April 2017, we acquired Jiff, Inc. Jiff provides an enterprise health benefits platform that serves as a central hub for employee wellbeing and employee benefit programs, and is the foundation for our wellbeing offering. The Company's principal executive offices are located in San Francisco, California.

Our Opportunity

Health benefits is one of the largest categories of spend for U.S. employers, and is also an area of increasing complexity for employers and employees:

•
According to The Centers for Medicare and Medicaid Services (“CMS”), U.S. private health insurance spending is estimated to be $1.21 trillion in 2017 and is expected to grow at a compound annual growth rate of 5.3% through 2022.

•
Employers seek to deploy more digital health offerings to improve employee satisfaction and outcomes but are faced with evaluating and managing an ever-increasing number of digital health point solutions for their employees. Rock Health estimates that more than $20 billion was invested in U.S. digital health companies from 2013 to 2017, across more than 1,400 funding rounds. Although, this explosion in digital health options has been overwhelming for human resource executives responsible for health benefits evaluation, selection and spend, these solutions are seen as key drivers of employee engagement.

•
The proliferation of so many healthcare and wellbeing offerings has also led to another problem for employees: underutilization of the benefits actually provided to employees. A February 2016 survey conducted by the International Foundation of Employee Benefit Plans found that only 19% of employers believe their employees have a high level of understanding their benefits. A March 2017 study by NBGH and Fidelity has shown utilization rates that are less than 20% for key benefits offerings like financial wellness, weight management, condition management, and resilience.

As a result of these factors, we believe there is a significant, long-term market opportunity for us to offer a technology-based solution that helps increase financial and management efficiencies for employers in providing benefits, while improving employee benefit utilization.

Our Solution

We have developed a comprehensive health navigation platform that utilizes an ecosystem approach and data-driven personalization to match individual employees to the best resources available to them, and motivate them to take action. This, in turn, helps employers manage their benefits more effectively, and generate more value from their benefits investments.

Key factors that allow us to provide our solution in a unique way include the following:

Depth and Breadth of Data Integrations, including Health Plans. Our data and point solution partner integrations provide us with access to valuable data assets that we leverage to personalize our users’ experience which helps drive engagement, close gaps in care, and steer employees to the right providers based on their specific health needs and plan design. Our systems are designed to deliver these services in compliance with HIPAA and other applicable regulations.

Our data integrations include:

•	access to claims data and other data through all major health plans and many of the largest pharmacy benefits managers and dental carriers;

•	demographic information from employer eligibility files;

•	real-time employee search and benefit utilization information through integrations with point solution partners;

•	connection to an employer’s plan design, including understanding each employee’s selected health plan, their network configuration, and their real-time deductible status;

•	data from numerous validated and nationally recognized provider quality sources;

•	health Savings Accounts;

•	biometric Data.

Depth and Breadth of Integrations with Health Solutions-The Castlight Ecosystem. The Castlight Ecosystem leverages an open architecture to simplify benefit vendor integration and management for the employer. We integrate with nearly any vendor into our platform to create one seamless experience, and employers can use our Preferred Partners to purchase and manage third-party digital health applications and services across 24 different categories, including activity and fitness tracking, biometrics, sleep management, nutrition management, weight loss, smoking cessation, and areas of condition management like diabetes, cardiovascular health, musculoskeletal, pregnancy, fertility and financial wellbeing.

Data-Driven Personalization. Castlight Genius ("Genius"), previously marketed as Castlight Action, is an intelligent personalization engine that leverages our vast data resources and helps guide employees to the right benefits resource. Starting with new sales in 2018, Genius is now embedded into all Castlight packages described below. Castlight utilizes a variety of data sources to build employee segments, each with unique health needs and opportunities. Example data sources we use to power Genius include: search data, claims data, ecosystem partner data, employee interests and preferences, and demographic data from an employer’s eligibility file. Based its analysis of these data categories, Castlight Genius can deliver relevant content and recommendations to each population segment through communications channels, such as in-app and website content, email, and mobile push notifications. Recommendations categories include specific programs for those at risk for depression or anxiety; encouraging behaviors such as identifying and recommending a primary care physician; care options such as back pain care based on claims data; predictive content such as those who are at-risk for back surgery; and engagement incentives such as diabetes management vendors for those at risk for diabetes.

Comprehensive employee experience. We deliver a user experience that is designed to be the first place employees go whenever they have a health benefits related need. We believe we are uniquely positioned in the market, given the breadth of features and capabilities we have developed; our ecosystem partners; and our unique integrations with all the major health plans. Whether an employee is healthy, accessing care, or managing a condition, we can engage them with personalized content and deliver valuable employer communications. We deliver these all through an engaging website and mobile applications.

Our Products

We sell our health navigation platform primarily through three available packages:

Care Guidance Navigator: Our Care Guidance Navigator provides employees with what they need to make better care decisions and navigate an employer’s programs through an experience that is tailored specifically for an employer’s networks, health plans, care options, and programs. By helping employees choose the right benefit and right care option at the right time, we can improve their satisfaction with benefits while helping their employer drive costs savings.

Wellbeing Navigator: Our personalized, incentivized Wellbeing Navigator helps drive engagement across an employer’s entire benefits program. Wellbeing Navigator leverages a robust data set, advanced personalization and incentives to drive engagement, improve health and increase employee satisfaction.

Complete Health Navigator: Castlight Complete Navigator is configured to address the unique needs of an organization and guides employees through the complete health journey in a single platform. Whether they are working to stay healthy, accessing care or managing a condition, we can serve them with personalized content and communications through a single user experience. This package combines the full functionality of the Wellbeing Navigator and Care Guidance Navigator packages.

All the above Navigator packages include ecosystem integrations, the Castlight Genius personalization engine, and an engagement hub that aggregates all employee benefits, personalized recommendations and communications into one central location.

We offer each of our three Navigator packages in two versions: Enterprise and Express. The Enterprise versions are configurable for larger employers with more complex benefit designs and larger numbers of vendor integrations. For mid-size employers, we offer Express versions of our packages, which are pre-configured to facilitate faster implementation and more streamlined management, with same base functionality but no custom integrations.

In addition to the above three packages, we offer Elevate as a buy-up product and Engage through Anthem Inc., both of which are described below:

Elevate: All customers may purchase our behavioral health module, Castlight Elevate, which guides users to the available behavioral health resources such as employee assistance programs, cognitive behavioral therapy and teletherapy.

Engage: In addition to the three Navigator packages we sell directly, we also use our platform to power an offering sold through Anthem, Inc. called Engage. Engage delivers the power and personalized user experience of the Castlight platform to Anthem members with additional features available through deep integrations with Anthem’s own assets, such as the Anthem Health Guide concierge, Anthem’s clinical and care management programs, and Anthem’s gaps-in-care and clinical analytics. Engage is offered in multiple packages, including a more streamlined version that can be offered by Anthem to its smaller size clients. As of January 1, 2018, Engage became available to Anthem, Inc. national accounts and large group accounts in California and Colorado. See “Strategic Relationships” under the caption “Anthem, Inc.” elsewhere in Item 1 to this Form 10-K for additional information on Engage.
Our Services

We provide a range of services to help employers implement and maximize the value of our offering, including:

•
Implementation Services. We provide implementation services to our customers to help ensure successful deployment of our offering, including executing required data feeds, loading customer data, configuring products, integrating with third-party and other applications, communication and comprehensive testing. We also offer communications services to drive employee engagement with our offering that span educational presentations, email campaigns, print collateral and employer-specific media. Communications initiatives are typically run during open enrollment, time of product launch and periodically post launch, and are designed to drive employee engagement and change management. The fees for these services are included as part of our contracts.

•
User and Customer Support. We offer end user support to help ensure effective employee use of our platform. We provide telephonic, live chat and email support for employees and their families in the areas of account maintenance, technical issue resolution, and navigation of online services. In addition, we assist employees with finding care, understanding their benefits, and interpreting past claims, bills, and total spend. We also enable employees who may have limited computer access to obtain their personalized health care information using our customer support personnel. We offer interactive sessions to our customers that help them understand impact of our product through various standard and customized reporting and provide deeper insights about their employee population with a focus on employee engagement. The fees for these services are included as part of our subscription contracts.

•
Marketplace: Store and Rewards Center. To help employers drive employee engagement with their benefits, we offer an online store where employers can sell third-party health products and services (e.g. fitness trackers) to their employees for use with Wellbeing Navigator’s activity tracking functionality. Additionally, we power a Rewards Center where employees can redeem incentive points for items such as contributions to the HSA accounts, gift cards, and donations to charity. Revenues from products sold through our online market place is recognized on a net basis principally because we are not the primary obligor to the end-customers.

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reportable segment. All of our revenue is recognized in the United States and all of our long-lived assets are located in the United States.

Customers

As of December 31, 2017, we had $163.2 million in signed annual recurring revenue (“ARR”). Together, our customers encompass millions of eligible employees and their families. Our customers consist primarily of large self-insured employers, representing a wide range of industries, such as education, manufacturing, retail, technology and government, and includes some of the largest employers in the United States. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large corporation, which has entered into a master subscription agreement with us to access our platform, including customers that are in the process of deploying our platform to employee populations.

Employees and Culture

We view our employees and company culture as critical assets for our business and a source of competitive strength. Our leadership team is focused on supporting our employees and fostering our unique culture. We believe this has enabled us to attract and retain some of the best minds in technology and health care to build and advance our platform.

As of December 31, 2017, we had a total of 527 full-time employees. We also engage contractors and consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Sales and Marketing

We have a hybrid sales model that leverages a national direct sales organization, supported by strong channel partner relationships.

Our direct sales team comprises enterprise-focused field sales professionals who are organized into a national accounts team as well as geography-based teams. Our field professionals target large, self-insured U.S. employers and are supported by a sales operations staff, including product technology experts, lead generation professionals and sales data experts.

We have also increased our focus on indirect sales through a variety of channels, most notably through our go-to-market relationship with Anthem, Inc. (See "Strategic Relationships" below.) We also maintain relationships with key industry participants including benefit consultants, brokers, group purchasing organizations, health plan partners and enterprise software providers. These channel partners can support our sales efforts to varying degrees by sourcing prospects, and working in collaboration with our direct sales team during the sales process. Through these relationships, we believe we are able to reach a broader set of potential customers and leverage existing relationships to promote our health benefits platform and products.

We also generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs and strategic relationships. Our marketing programs target human resource executives and benefits leaders in addition to senior business leaders and health care and benefits channel partners. Our principal marketing programs include value-add research and learning opportunities for potential customers, channel marketing, demand generation activities, field marketing events, integrated marketing and direct e-mail campaigns and participation in user conferences, industry events, trade shows and customer conferences.

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

Research and development expenses were $54.5 million, $40.5 million, and $30.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Technology and Operations

We have designed our technology infrastructure to provide a highly available and secure multi-tenant cloud-based offering. Our multi-tenant platforms allow us to use a common data model and consistent management practices for all customers with multiple possible configurations, while securely partitioning each customer’s application data. This approach provides significant operating leverage and improved efficiency as it helps us reduce our fixed cost base and minimize unused capacity on our hardware.

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

We currently host our products from regionally dispersed data centers and lease third-party data center hosting facilities throughout the United States. We rely on third-party vendors to provide infrastructure support for our data centers, which are designed to host computer systems that require high levels of availability and have redundant subsystems and compartmentalized security zones. We utilize commercially available hardware for our data center servers. Our data center facilities employ advanced measures to ensure physical integrity, including redundant power and cooling systems and advanced fire and flood prevention.

Compliance and Certifications

Our software services and data are located at independently managed and third-party data center hosting facilities. We require those vendors to obtain third-party security examinations relating to security and data privacy such as Service Organization Controls (SOC) SOC 1 or SOC 2 reports. Our vendors’ examinations are conducted at least every 12 months by an independent third-party auditor, and address, among other areas, physical and environmental safeguards for production data centers, data availability and integrity procedures, change management procedures and logical security procedures. We conduct a SOC 2 audit performed by a third-party, and an internal audit based upon the ISO 27001 standard and criteria that addresses, among other things, security, data privacy and operational controls, annually.

Strategic Relationships

Data Collaborations. We have relationships with many national and regional health plans, pharmacy benefit managers (PBMs), dental insurers, behavioral health plans, and health savings plans to support our mutual customers. These collaborations provide us with claims, balance integrations and other data on behalf of our employer customers. We have developed technologies in collaboration with several payers including real-time integrated APIs. The increasing number of data integrations we have in place is helping to position us as a health navigation platform for our customers, and enables employers to consolidate their myriad sources of benefits information toward a single point of reference.

Channel Relationships. We have relationships with channel partners, which complement our direct sales capabilities. These relationships and strategies include a focus on brokers, consultants, health plans and enterprise software providers. Through these relationships, we gain the leverage to reach a broader set of potential customers and leverage existing relationships to promote our health benefits platform and products to cross-pollinate customer opportunities.

Anthem, Inc. We continue to expand our ongoing relationship with Anthem to deliver greater shared value to our customers and Anthem’s members. In 2017, Anthem began selling Engage, a Castlight-powered health navigation platform branded by Anthem and deeply integrated with Anthem’s own programs and benefits. As of January 1, 2018, Anthem is marketing Engage as a highly integrated mobile-first personalized health assistant for new and existing Anthem clients in its national accounts business segment as well as in its large group businesses in California and Colorado. Additionally, we have developed and continue to support the base technology underlying Anthem’s core care guidance offering, which Anthem is rolling out to its book of business in a phased approach.

Ecosystem Vendors: Castlight’s ecosystem provides access to more than 40 pre-integrated digital health partners to provide a more integrated and streamlined experience for our users. In addition to our sales partnerships, Castlight also has integrated over 1,000 third-party benefit solutions that deliver effortless access to these programs for our users.

Competition

Our market is in an early stage of development, but is rapidly evolving and competitive. We currently face competition from both existing and emerging vendors across a variety of categories, from specialists in the care guidance and wellbeing areas of the market, to broader offerings that compete with our full healthcare navigation platform. A listing of some of our common competitors, grouped by major category, includes:

•
Care guidance competitors, which include: independent vendors such as ClearCost Health, Compass, Healthcare Bluebook, Accolade, HealthAdvocate, and Quantum Health; and U.S. health plans such as Aetna Inc., Cigna Corporation, and United Healthcare Group, Inc., and Health Services Corporation that bundle basic care guidance functionality into their offering;

•	Wellbeing competitors, which include: Limeade, Redbrick Health, VirginPulse and Vitality; and

•	Platform competitors, which include: United Healthcare Group’s Optum/Rally offering, and emerging competitors such as Evive, Welltok, and Sharecare.

The principal competitive factors in our industry include:

•	ability to curate complex data from multiple sources and present it through an easy to navigate user interface;

•	capability for customization through configuration, integration, security, scalability and reliability of products;

•	ease of use and rates of user engagement;

•	complimentary technology platform and high touch services;

•	breadth and depth of application functionality;

•	competitive and understandable pricing;

•	size of customer base and level of user engagement;

•	depth of access to third-party data sources;

•	ability to integrate with legacy enterprise infrastructures and third-party applications;

•	ability to innovate and respond rapidly to customer needs and regulatory changes;

•	domain expertise in benefits and health care consumerism;

•	accessibility on any browser or mobile device;

•	clearly defined implementation timeline; and

•	customer branding and styling.

While we believe that we compete favorably on the basis of these factors, many of our competitors have longer operating histories, significantly greater financial, technical, marketing, distribution or other resources and greater name recognition than we do. In addition, many of our competitors have strong relationships with current and potential customers and extensive knowledge of the health care industry. We also may face competition from new entrants to the field as healthcare delivery and services continue to evolve. As a result, we may not always compare favorably with respect to certain of the above factors. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition may be harmed if we fail to meet these competitive pressures.

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

As of December 31, 2017, we had one issued patent and four patent applications pending in the United States. Our issued patent expires on July 27, 2031. We own and use trademarks on or in connection with our products and services, including both unregistered common law marks and issued trademark registrations in the United States and elsewhere. We have trademark applications pending to register marks in the United States. We have also registered numerous Internet domain names. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our products are more essential to establishing and maintaining our technology leadership position.

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our offering. In addition, policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective.

We expect that we and others in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time. Any such claim could pose a substantial distraction to the management of the company. A successful claim of this type may be costly and could require us to spend substantial time and effort in making our offering non-infringing.

Strategic Acquisition

On April 3, 2017, we completed our acquisition of Jiff, Inc. Jiff provides an enterprise health benefits platform that serves as a central hub for employee wellbeing and employee benefit programs, and formed the basis for our Wellbeing Navigator. The acquisition enables the Company to provide the full spectrum of wellbeing, healthcare decision support and an engagement hub all in one complete package. The Company acquired Jiff for approximately 27 million shares and options.

Regulatory Environment

Participants in the health care industry are required to comply with extensive and complex laws and regulations in the United States at the federal and state levels as well as applicable international laws. Although many regulatory and governmental requirements do not directly apply to our business, our customers are required to comply with a variety of laws, and we may be affected by these laws as a result of our contractual obligations. Similarly, there are a number of legislative proposals in the Unites States, both at the federal and state level, which could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. We have attempted to structure our operations to comply with applicable legal requirements, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives.

Healthcare Reform

Our business could be affected by changes in health care laws, including without limitation, the Patient Protection and Affordable Care Act, or ACA, which was enacted in March 2010. The ACA has changed how health care services are covered, delivered and reimbursed through expanded coverage of individuals, changes in Medicare program spending and insurance market reforms. Ongoing government and legislative initiatives may bring about other changes.

While most of the provisions of the ACA and other health care reform legislation will not be directly applicable to us, they may affect the business of many of our customers, which may in turn affect our business. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of the ACA, any amendment or repeal of the ACA, or other health care reform on our business model, financial condition, or results of operations, negative changes in the business of our customers and the number of individuals they insure may negatively impact our business.

Requirements Regarding the Privacy and Security of Personal Information

U.S.-HIPAA and Other Privacy and Security Requirements. There are many U.S. federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, collectively HIPAA, establishes privacy and security standards that limit the use and disclosure of protected health information and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Our health plan customers, as well as health care clearinghouses and certain providers with which we may have or may establish business relationships, are covered entities that are regulated under HIPAA. The Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010, significantly expanded HIPAA’s privacy and security requirements. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” who are independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Under HIPAA and our contractual agreements with our customers, we are considered a “business associate” to our customers and thus are directly subject to HIPAA’s privacy and security standards. In order to provide our covered entity customers with services that involve the use or disclosure of protected health information, HIPAA requires our customers to enter into business associate agreements with it. Such agreements must, among other things, require us to:

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

International Privacy Requirements. In Europe, we are subject to the 1995 European Union (“EU”) Directive on Data Protection (“1995 Data Protection Directive”), which requires EU member states to impose minimum restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. The EU member state regulations establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. In addition, certain member states have adopted more stringent data protection standards. The Company has addressed these requirements by certification to the EU/US Privacy Shield framework the European Commission deemed the EU-U.S. Privacy Shield Framework adequate to enable data transfers under EU law July 12, 2016. On January 12, 2017, the Swiss Government announced the approval of the Swiss-U.S. Privacy Shield Framework as a valid legal mechanism to comply with Swiss requirements when transferring personal data from Switzerland to the United States.

On December 15, 2015, the European Parliament and the Council of the European Union (Council) reached a political agreement on the future EU data protection legal framework. Formally adopted by the European Parliament in 2016, the General Data Protection Regulation (“GDPR”) replaced the 1995 Data Protection Directive. GDPR will be effective in May 2018. GDPR includes operational requirements for companies that receive or process personal data of European Union residents that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

Data Protection and Breaches. In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of individuals’ personal information. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA, we must report breaches of unsecured protected health information to our contractual partners within 60 days of discovery of the breach. Notification must also be made to HHS and, in certain circumstances involving large breaches, to the media. Under the GDPR, the data controller is required to report personal data breaches to the supervisory authority within 72 hours of discovery of the breach.

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

We dedicate significant resources to protecting our customers’ confidential and protected health information, or PHI. Our security strategy employs various practices and technology to control and protect access to sensitive information. In 2016, our Jiff product received certification status from the Health Information Trust Alliance, or HITRUST, the healthcare industry group that certifies an entity’s material compliance with the Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we collectively refer to as HIPAA, and various states’ security and privacy laws regarding the creation, access, storage or exchange of personal health and financial information. Our certification status signifies that we exhibit and are able to maintain high security standards of electronic PHI.

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
Our sales strategy relies in part on relationships we have developed with health plans, benefits consultants, brokers and other industry participants, and we are continuing to invest in, and expect to continue to increase our reliance on, these relationships with channel partners to access customers and grow our overall sales. However, there can be no assurance that our channel partner relationships will be successful, or will result in access to additional customers or growth in sales. Our channel partnerships don’t always meet our expectations and could fail for a variety of reasons, including changes in our partners’ business priorities, insufficient or misaligned incentives for our partners’ to assist us with sales, competition, or other factors.

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
Prior to our acquisition of Jiff, we derived a substantial majority of our revenue from sales of our legacy care guidance platform, and our longer-term operating results and continued growth depend in part on our ability to successfully develop and sell new products and services that our new and existing customers want and are willing to purchase. In addition to our legacy core Castlight platform (now marketed as our care guidance solution), we continue to introduce a number of products and cross-sells, such as our latest offering of Castlight Complete, Wellbeing, Elevate and Engage, but it is uncertain whether these products and services will result in significant revenue or comprise a significant portion of our total revenue. In addition, based on our belief that our customers are interested in acquiring wellness-related products, we have devoted substantial efforts to our acquisition of Jiff, and expect to continue to devote substantial efforts to the integration and expansion of the Jiff business. We have also invested, and will continue to invest, significant resources in research and development to enhance our existing offering and introduce new high quality products and services. If existing customers are not willing to make additional payments for such new products, or if new customers do not value such new products, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively communicated and brought to market.
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

We may experience significantly more difficulty than we anticipate in renewing existing customer agreements or in renewing them upon favorable terms, particularly as we seek to convert customers who initially purchased our transparency-only offering to our full platform offering. Factors that may affect the renewal rate for our offering, terms of those renewals and our ability to sell additional products and services include:

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

In addition, a significant number of our customer agreements allow customers to terminate such agreements for convenience at certain times, typically with one to three months advance notice. We typically incur the expenses associated with integrating a customer’s data into our health care database and related training and support prior to recognizing meaningful revenue from such customer. Customer subscription revenue is not recognized until our products are implemented for launch, which is generally from three to 12 months from contract signing. If a customer terminates its agreement early and revenue and cash flows expected from a customer are not realized in the time period expected or not realized at all, our business, operating results and financial condition could be adversely affected.
We operate in a competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed.

The market for our products and services is competitive, and we expect the market to attract increased competition, which could make it hard for us to succeed. We currently face competition for portions of our offering from a range of companies, including healthcare information technology companies and specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. Our market is in an early stage of development, but is rapidly evolving and competitive. We currently face competition from both existing and emerging vendors across a variety of categories, from specialists in the care guidance and wellbeing areas of the market, to broader offerings that compete with our full healthcare navigation platform. There are a number of independent companies we compete with across the various functions of our health navigation platform. Care guidance competitors include Accolade, ClearCost Health, Compass, Healthcare Bluebook, and Quantum Health. Wellbeing competitors include Limeade, Redbrick Health, VirginPulse, and Vitality. Platform competitors include Evive, HealthAdvocate, Welltok, and Sharecare.
     In addition, large, well-financed health plans, with whom we cooperate and on whom we depend in order to obtain the pricing and claims data we need to deliver our offering to customers, have in some cases developed their own wellbeing and care guidance tools and provide these solutions to their customers at discounted prices or often for free. These health plans include, for example, Aetna Inc., Cigna Corporation, UnitedHealth Group, Inc and Health Services Corporation. Competition from specialized software and solution providers, health plans and other parties may result in pricing pressure, which may lead to price decline in certain product segments, which could negatively impact our sales, profitability and market share. In addition, if health plans perceive continued cooperation with us as a threat to their business interests, they may take steps that impair our access to pricing and claims data, or that otherwise make it more difficult or costly for us to deliver our offering to customers.

Some of our competitors, in particular health plans, have greater name recognition, longer operating histories and significantly greater resources than we do. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and might in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. The field of healthcare and the services related to healthcare are subject to change, and there has been consolidation in the industry. Accordingly, new competitors or alliances might emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of our market, such as customers that desire a more narrow solution, which could create additional price pressure. In light of these factors, even if our offering is more effective than those of our competitors, current or potential customers might accept competitive offerings in lieu of purchasing our offerings.
Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.

Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we will discover additional problems that prevent our proprietary products from operating properly. We are currently developing new features and services in our proprietary software, including our Complete Health, Wellbeing, Care Guidance, Elevate and Engage. If our offering does not function reliably or fails to achieve customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients which would adversely affect our operating results

Moreover, data services that are as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects or errors in our existing or new software and products and services may arise in the future and may result from interface of our offering with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. These defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our health benefits platform might discourage existing or potential customers from purchasing our offering from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating results.
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

In addition, supporting large customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. Furthermore, if we are unable to address the needs of these customers in a timely fashion or further develop and enhance our offering, or if a customer or its employees are not satisfied with our quality of work, our offering or professional services then we could incur additional costs to address the situation. In addition, we may be required to issue credits or refunds for prepaid amounts related to unused services, the timing of recognition of revenue for, and the profitability of, that work might be impaired and the customer’s dissatisfaction with our offering could damage our ability to expand the number of products and services purchased by that customer. These customers may not renew their agreements, seek to terminate their relationship with us or renew on less favorable terms. Moreover, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to retain or compete for new business with current and prospective customers. If any of these were to occur, our revenue may fail to grow at historical rates or at all, or may even decline, and our operating results could be adversely affected.
If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to implement our business strategy.
We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, our revenue has increased from $101.7 million for the year ended December 31, 2016 to $131.4 million for the year ended December 31, 2017. Future revenues may not grow at these same rates or may decline. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the reduction in workforce we implemented in 2016, or disposing of, or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. We must also attract, train and retain a significant number of qualified personnel in key areas such as research and development, sales and marketing, customer support, professional services, and management, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters are located in the San Francisco Bay Area.
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

We may experience additional challenges with managing our growth relating to our acquisition of Jiff. We expect that the operation and integration of the Jiff business will require substantial financial costs and substantial management attention. If we fail to effectively manage the integration process, our business and financial results may suffer.
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

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel, particularly in research and development and sales and marketing. Competition is intense for engineers with high levels of experience in designing and developing software and Internet-related services, particularly in the San Francisco Bay Area where we are located. We might not be successful in maintaining our unique culture and continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with Software-as-a-Service, or SaaS, experience or experience working with the health care market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have. We supplement our hired skilled personnel through the use of subcontractors, particularly in the area of research and development, a significant portion of which perform services outside of the United States. If these subcontractors cease to perform services for us for any reason, our ability to meet our development goals may be impaired, and our business and future growth prospects could be severely harmed.
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

If our security measures were to be breached or fail, our reputation could be severely damaged, adversely affecting customer or investor confidence, customers may curtail their use of or stop using our offering and our business may suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other laws or regulations applicable to data protection and significant costs for remediation and for measures to prevent future occurrences. In addition, any potential security breach could result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to customers or other business partners in an effort to maintain the business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses we may not carry insurance or maintain coverage sufficient to compensate for all liability and such insurance may not be available for renewal on acceptable terms or at all, and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

We may experience cyber-security and other breach incidents that may remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against us, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, in the event that our customers authorize or enable third parties to access their data or the data of their employees on our systems, we cannot ensure the complete integrity or security of such data in our systems as we would not control that access. Third parties may also attempt to fraudulently induce our employees or customers and their employees into disclosing sensitive information such as user names, passwords or other information or otherwise compromise our security measures in order to gain access to customer information, which could result in significant legal and financial exposure, a loss of confidence in the security of our offering, interruptions or malfunctions in our operations, and, ultimately, harm to our future business prospects and revenue. Because our offering offers single sign-on capabilities for our customers and their employees to point solutions offered by our partners, unauthorized access to our offering could also result in security breaches of customer information and data in offerings by our partners. We may be required to expend significant capital and financial resources to invest in security measures, protect against such threats or to alleviate problems caused by breaches in security. If an actual or perceived breach of our security occurs, or if we are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers or suffer other reputational harm.
Regardless of the merits of any such suit, defending it could be costly and divert management’s attention from leading our business.
We have a history of significant losses, which we expect to continue for the foreseeable future, and we may never achieve or sustain profitability in the future.
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for at least fiscal 2018. We experienced net losses of $55.6 million, $58.5 million and $79.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $411.6 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. In addition, as a result of our acquisition of Jiff, we have incurred substantial transaction costs and expect to incur further increases in our cost of revenue and operating expenses in connection with the integration of the Jiff and Castlight functionalities and costs to acquire customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, if at all.
Our limited operating history makes it difficult to evaluate our current business and future prospects.
We were founded in 2008, began building the first version of our care guidance platform in 2009, did not complete our first customer sale and implementation until 2010 and did not make substantial investments in sales and marketing until 2012. Jiff was founded in 2010 and had its first customer implementation in 2013 before being acquired by us in April of 2017. The limited operating histories of these two businesses, standalone and as combined, limit our ability to forecast our future operating results and such forecasts are subject to a number of uncertainties, including our ability to plan for and model future growth.

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

Following the acquisition, as a combined company we have been and will continue to be required to devote significant management attention and resources to integrating the business practices and operations of the two businesses. As a combined company, we may fail to realize some or all of the anticipated benefits of the acquisition if the integration process takes longer than expected or is more costly than expected. As a combined company we may encounter difficulties in the integration process that include the following:

•
the inability to successfully combine the businesses of Castlight and Jiff in a manner that permits the combined company to achieve the synergies anticipated to result from the acquisition, which would result in the anticipated benefits of the acquisition not being realized partly or wholly in the time frame currently anticipated or at all;

•	lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with the combined company;

•	complexities associated with managing the combined businesses;

•	integrating personnel from the two companies;

•	creating uniform standards, controls, procedures, policies and information systems;

•
performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by integrating the companies’ operations and functionality, or developing new functionality; and

•	potential loss of brand awareness or confusion as a result of our re-branding activities.

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

The market for our offering is immature and volatile, and if it does not further develop, if it develops more slowly than we expect, or if our offering does not drive employee engagement, the growth of our business will be harmed.
Our market is immature and unproven, and it is uncertain whether we will achieve and sustain high levels of demand and market adoption. Our success depends to a substantial extent on the willingness of employers to increase their use of our health benefits platform, the ability of our products to increase employee engagement, as well as on our ability to demonstrate the value of our offering to customers and their employees and to develop new products that provide value to customers and users. If employers do not perceive the benefits of our offering or our offering does not drive employee engagement, then our market might develop more slowly than we expect, or even shrink, which could significantly adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.

In addition, we have devoted substantial efforts to our acquisition of Jiff, and expect to continue to devote substantial efforts to the operation and integration of the Jiff business. We have undertaken these efforts based on our belief that our customers are interested in a combined suite of offerings that address both health care management and wellness needs. However, if customer demand for a combined suite of offerings is lower than expected, or takes longer than we expect to develop, then our business will be harmed and our operating results will suffer.
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

•
seasonal and other variations in the timing of the sales of our offering, as a significantly higher proportion of our customers either enter into new subscription agreements or renew previous agreements with us in the second half of the year.

•
the timing of recognition of revenue, including possible delays in the recognition of revenue due to lengthy and sometimes unpredictable implementation timelines or changes brought about by new accounting pronouncements;

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

•	our ability to attract new customers;

•	customer renewal rates and the timing and terms of customer renewals;

•	network outages or security breaches;

•	the mix of products and services sold or renewed during a period;

•	general economic, industry and market conditions;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and

•	other impacts of new accounting pronouncements.

We are particularly subject to fluctuations in our quarterly results of operations since the costs associated with entering into customer agreements and implementing our offerings are generally incurred prior to launch, while we generally recognize revenue over the term of the agreement beginning at launch. In addition, some of our contracts with customers provide for one-time bonus payments, or in some cases fee reductions, if our offering does, or does not, achieve certain metrics, such as a certain rate of employee engagement These bonuses or reductions may lead to additional fluctuations in our quarterly operating results. In certain contracts, employee engagement may refer to the number of first time registrations by employees of our customers and in other cases it may refer to return usage of our products by employees. Any fluctuations in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our Class B common stock.
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
Our ability to deliver our full offering to customers depends in substantial part on our ability to access data and other resources that are managed by a limited number of health plans and other third parties.
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
    In addition, in order to deliver current and potential future functionality of our full health navigation platform, including third-party integrated services, we need access to other resources and services that are largely or fully controlled by third-party integration partners. While we have developed and expect to continue to develop relationships with third parties in order to allow us and our customers to access these resources and services, we are exposed to the risk that third parties may limit or eliminate our access, which would hinder our ability to provide certain integrated health navigation functionality to our customers and harm our business.
The health plans and other third parties that we currently work with may, in the future, change their position and limit or eliminate our access to data and resources, increase the costs for access, provide data and resources to us in more limited or less useful formats, or restrict our permitted uses of data and resources. Furthermore, some health plans and third parties that we rely on to supply data and resources have developed or are developing their own proprietary products and services that may compete with aspects of our platform, and so may perceive continued cooperation with us as a competitive disadvantage and choose to limit or discontinue our access to these data and resources. Failure to continue to maintain and expand our access to suitable pricing and other data and resources may adversely impact our ability to continue to serve existing customers and expand our offering to new customers.
If our access to the data and resources necessary to deliver health navigation functionality is eliminated, reduced or becomes more costly to us, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer.
A significant portion of our revenue comes from a limited number of customers, the loss of which would adversely affect our financial results.
Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the year ended December 31, 2017, our top 10 customers by revenue accounted for approximately 33% of our total revenue. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.

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
The health care and wellness industries are heavily regulated and constantly evolving due to the changing political, legislative and regulatory landscape and other factors. Many health care and wellness laws are complex, and their application to specific services and relationships may not be clear. Further, some health care laws differ from state to state and it is difficult to ensure our business complies with evolving laws in all states. Our operations may be adversely affected by enforcement initiatives. By offering partner applications we may become subject to additional regulations that don’t ordinarily apply to our own core business. Our failure to accurately anticipate the application of these laws and regulations to our business, or any other failure to comply with regulatory requirements, could create liability for us, result in adverse publicity and negatively affect our business. For example, failure to comply with these requirements could result in the unwillingness of current and potential customers to work with us. Federal and state legislatures and agencies periodically consider proposals to revise aspects of the legal rules applicable to the health care industry, or to revise or create additional statutory and regulatory requirements. Such proposals, if implemented, could impact our operations, the use of our offering and our ability to market new products and services, or could create unexpected liabilities for us. We cannot predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.

If we fail to comply with applicable health information privacy and security laws and other applicable state, federal and international privacy and security laws, we may be subject to significant liabilities, reputational harm and other negative consequences, including decreasing the willingness of current and potential customers to work with us.
We are subject to data privacy and security regulation within the jurisdictions where our users reside; these regulations address matters central to our business, including privacy and data protection, personal information, content, data security, data retention and deletion, and user communications. For example, we are subject to the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively “HIPAA”), which established uniform federal standards for certain “covered entities,” which include health care providers and health plans, governing the conduct of specified electronic health care transactions and protecting the security and privacy of protected health information (“PHI”). The Health Information Technology for Economic and Clinical Health Act (“HITECH”) which became effective on February 17, 2010, makes HIPAA’s privacy and security standards directly applicable to “business associates,” which are independent contractors or agents of covered entities that create, receive, maintain, or transmit PHI in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA’s requirements and seek attorney’s fees and costs associated with pursuing federal civil actions.

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
We are also in the process of becoming compliant with applicable portions of the EU General Data Protection Regulation, which will be effective on May 25, 2018, which we will have to comply with to the extent we have applicable users in the European Union, and we cannot assure you that our compliance efforts will be effective. The introduction of new products or expansion of our activities may subject us to additional laws and regulations. We have incurred, and will continue to incur, significant costs to establish and maintain compliance with new regulations that may apply to us, which would negatively affect our operating results.
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

Our growth depends in part on the success of our strategic relationships with third parties.
In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including Anthem, Inc. We have continued to expand our ongoing relationship with Anthem, including Anthem’s offering of Engage, a Castlight-powered health navigation platform, and our development and support of the base technology underlying Anthem’s core care guidance offering. Apart from channel partners and data partners, our offering also includes the integration of products supplied by strategic partners, who offer complementary products and services. We rely on these strategic partners in the timely and successful deployment of our offering to our customers. If the products provided by these partners have defects or do not operate as expected, if the services provided by these partners are not completed in a timely manner, if our partners have organizational or supply issues, or if we do not effectively integrate and support products supplied by these strategic partners, then we may have difficulty with the deployment of our offering that may result in loss of, or delay in, revenues, increased service and support costs and a diversion of development resources. We also may compete in some areas with these same partners. If these strategic partners fail to perform or choose not to cooperate with us on certain projects, in addition to the effects described above, we could experience loss of customers and market share; and failure to attract new customers or achieve market acceptance for our products. Identifying partners, negotiating and documenting relationships and building integrations with them, requires significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with Anthem, other third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our platform or increased revenue.

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

For example, we currently derive substantially all of our revenue from customers that are self-insured employers. The demand for significant portions of our offering depends on the need of self-insured employers to manage the costs of health care services that they pay on behalf of their employees. While the percentage of employers who are self-insured has been increasing over the past decade, there is no assurance that this trend will continue. Various factors, including changes in the health care insurance market or in government regulation of the health care industry, could cause the percentage of self-insured employers to decline, which would adversely affect the market for our offering and would negatively affect our business and operating results. Furthermore, such trends and our business could be affected by changes in health care spending resulting from changes in the law like we saw with the Patient Protection and Affordable Care Act (the “ACA”). Under the ACA, the federal government and several state governments established public exchanges in which consumers can purchase health insurance. In the event that the ACA, any amendment or repeal of the ACA, or other changes to the legal landscape causes our customers to change their health care benefits plans or move to use of exchanges such that it reduces the need for our offering, or if the number of self-insured employers otherwise declines, we would be forced to compete on additional product and service attributes or to expend significant resources in order to alter our offering to remain competitive.

If health care benefits trends shift or entirely new technologies, services or programs are developed that replace or disrupt existing offerings, our existing or future offerings could be rendered obsolete and our business could be adversely affected. In addition, we may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new products and enhancements.
We may require additional capital to support business growth, and this capital might not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2017 and 2016, our net cash used in operating activities was $23.5 million and $37.0 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation and integration of the Jiff business, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, it may be difficult to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
We depend on data centers operated by third parties for our offering, and any disruption in the operation of these facilities could adversely affect our business.
We provide our Castlight health benefits platform through computer hardware that is currently located in two geographically-dispersed third-party data centers in the U.S., each of which are operated by the same IT hosting company. Our Jiff services are hosted on Amazon Web Services hardware through virtual private clouds. Primary hosting is located at the U.S.-West availability zone in Oregon with disaster recovery/business continuity plan hosting located at the U.S.-East availability zone in Virginia. While we control and have access to our owned servers and all of the components of our network that are located in these external data centers, we do not control the operation of these facilities. The owners of our data centers and hosting services have no obligation to renew the agreements with us on commercially reasonable terms, or at all. If we are unable to renew these types of agreements on commercially reasonable terms, or if our data center operators and hosting services are acquired or cease operations, we may be required to transfer our servers and other infrastructure to new data center facilities or hosting services, and we may incur significant costs and possible service interruption in connection with doing so.

Problems faced by our third-party data center and hosting locations could adversely affect the experience of our customers. The operators of the data centers and hosting services could decide to close the facilities or change and suspend their service offerings without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by the operators of the data centers or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers and hosting facilities are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers and hosting locations or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers and hosting locations or any disruptions or other performance problems with our product offering could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenue, increase our costs associated with remediation or cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to potential liability or adversely affect our renewal rates
The information that we provide to our customers, and their employees and families, could be inaccurate or incomplete, which could harm our business, financial condition and results of operations.
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
We believe that a critical asset for our business, and a source of our competitive strength, is our unique company culture, which we believe fosters a high level of cross-functional collaboration and desire for excellence in our performance and product. As we grow and change, we may find it difficult to maintain these important aspects of our corporate culture. Our acquisition of Jiff, and the further integration of Jiff’s business and personnel into our company, may present additional challenges to our ability to maintain our corporate culture. Any failure to preserve our culture could also negatively affect our ability to attract and retain personnel, our reputation and our ability to continue to build and advance our offering and may otherwise adversely affect our future success.
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
In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose sole or primary business is to assert such claims. We expect that we may receive in the future notices that claim we or our customers using our offering have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of products amongst competitors overlaps. If we are sued by a third party that claims that our technology infringes its rights, the litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention and resources, damage our reputation and brand and substantially harm our business. We do not currently have an extensive patent portfolio of our own, which may limit the defenses available to us in any such litigation.
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
On April 3, 2017, we completed our acquisition of Jiff, and issued approximately 27 million shares and options to former Jiff equity holders, representing approximately 20% of the combined company on a fully-diluted basis. The process of integrating the Jiff business, team and technology has created, and will continue to create, unforeseen operating difficulties and expenditure requirements. We may not be able to effectively manage the combined Castlight and Jiff business, or effectively integrate the personnel, operations and technologies of Jiff.
In addition, in 2015, we made a preferred stock investment in Lyra Health of $4.1 million, associated with a strategic alliance with Lyra Health, which we subsequently divested in 2017. In May 2016, we also sold and issued to SAP Technologies, Inc., or SAP, approximately 4.7 million shares of our Class B Common Stock and a warrant to purchase up to approximately 1.9 million shares of our Class B Common Stock. The warrant expired on its terms without becoming exercisable as we did not enter into an alliance agreement with SAP related to the distribution and the reselling of our solutions by November 17, 2017.
As we have done in the past, we may in the future seek to acquire or invest in businesses, products and services or technologies or enter into other strategic transactions that we believe could complement or expand our offering, enhance our technical capabilities or otherwise offer growth opportunities. We have limited experience in acquiring other businesses and entering into strategic transactions. We may not achieve any of the anticipated benefits of any of these strategic transactions. The pursuit of potential acquisitions and other strategic transactions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions and strategic alliances or transactions, whether or not they are consummated. We may not achieve any of the anticipated benefits or stated objectives from these or other strategic transactions we may enter into in the future.

Factors affecting our ability to achieve the benefits of the Jiff acquisition, other acquisitions or other strategic alliances     could include:

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

•
delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, systems, functions, technologies and infrastructure to support the combined business or strategic alliance, as well as maintaining and integrating accounting systems and operations, uniform standards, controls (including internal accounting controls), procedures and policies

•
difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition or strategic transaction;

•	the potential loss of key employees;

•	the risk that we do not realize a satisfactory return on our investments;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition or strategic transaction.

In addition, a significant portion of the purchase price of Jiff, and other companies we acquire or invest in, may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

The acquisition of Jiff resulted, and other acquisitions and strategic transactions could also result, in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business or other strategic transaction fails to meet our expectations, our operating results, business and financial position may suffer.

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
Changes in accounting principles may cause previously unanticipated fluctuations in our financial results, and the implementation of such changes may impact our ability to meet our financial reporting obligations.
We prepare our financial statements in accordance with U.S. GAAP which are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. For example, in May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes most current revenue recognition guidance, including industry-specific guidance. We are required to implement this new revenue standard for our fiscal year beginning January 1, 2018. We plan to adopt under the full retrospective method. Based on our assessment to date, we currently believe a significant impact from the adoption of the new standard will be related to our costs to fulfill as well as our costs to obtain contracts with customers. For fulfillment costs, the new standard states that an entity shall recognize an asset from the costs incurred to fulfill a contract if certain criteria are met. Similar to fulfillment costs, for costs to obtain a contract (which are primarily sales commissions and broker fees), the standard states that costs to obtain a contract shall be amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. We currently expense costs to fulfill a contract when they are incurred, capitalize certain sales commissions and amortize those costs over the non-cancelable portion of our subscription contracts. Under the new standard, the amortization period for our costs to obtain a contract could be longer. Additionally, we expect the timing of revenue recognition for certain of our revenue arrangements to be impacted by the changes imposed by the new standard. We are continuing to evaluate the effect that the new standard will have on our consolidated financial statements and our preliminary assessments remain subject to change. Any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
General worldwide economic conditions have experienced periods of significant downturn, and market volatility and uncertainty remain widespread, making it extremely difficult for our customers and us to accurately forecast and plan future business activities. For example, in June 2016, the decision by referendum to withdraw the United Kingdom (U.K.) from the European Union caused significant volatility in global stock markets, including those in the U.S., and fluctuations in currency exchange rates. The results of this referendum, or other global events, may continue to create global economic uncertainty not only in the U.K., but in other regions, including where we do business. In addition, these conditions could cause our customers or prospective customers to decrease headcount, benefits or human resources budgets, which could decrease corporate spending on our products and services, resulting in delayed and lengthened sales cycles, a decrease in new customer acquisition and loss of customers. Furthermore, during challenging economic times, our customers may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions might impair the ability of our customers to pay for the products and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

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

The market price of our Class B common stock has fluctuated significantly since our initial public offering and may continue to fluctuate. These fluctuations could cause you to lose all or part of your investment in our Class B common stock. Factors, many of which are beyond our control, that could cause additional fluctuations in the market price of our Class B common stock include the following:

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

•	sales of shares of our Class B common stock by us or our stockholders, including same day sales to cover tax withholdings as a result of settlement of restricted stock units;

•	announcements of technological innovations, new products or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	disruptions in our services due to computer hardware, software or network problems;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	the economy as a whole, market conditions in our industry and the industries of our customers;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business; and

•	the size of our market float.
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

Because of our dual class common stock structure, the holders of our Class A common stock, who consist of our founders, directors, executives, employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they own less than 50% of the outstanding shares of our Class A and Class B common stock, combined. As of December 31, 2017, holders of our Class A common stock owned approximately 39% of the outstanding shares of our Class A and Class B common stock, combined, however, holders of our Class A common stock, including our executive officers and directors and their affiliates, have approximately 87% of the voting power of our outstanding capital stock with respect to the matters specified above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
Transfers by holders of our Class A common stock will generally result in those shares converting to our Class B common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of our Class A common stock to our Class B common stock will have the effect, over time, of increasing the relative voting power of those holders of Class A common stock who retain their shares in the long term. If, for example, directors and their affiliates retain a significant portion of their holdings of our Class A common stock for an extended period of time, they could continue to significantly influence the combined voting power of our Class A and Class B common stock with respect to each of the matters identified in the list above.

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
In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company or changes in our board of directors or management more difficult, including the following:

•
Our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause, which may delay the replacement of a majority of our board of directors or impede an acquirer from rapidly replacing our existing directors with its own slate of directors.

•
Subject to the rights of the holders of any series of preferred stock to elect directors under specified circumstances, only our board of directors has the right to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

•
Our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our Class A and Class B common stock are not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings, which special meetings may only be called by the chairman of our board, our chief executive officer, our president, or a majority of our board of directors.

•	Certain litigation against us can only be brought in Delaware.

•
Our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, by our board of directors without the approval of the holders of Class B common stock, which makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

•
Advance notice procedures and additional disclosure requirements apply for stockholders to nominate candidates for election as directors or to bring matters before a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

•	Our restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates.

•
Amendment of the anti-takeover provisions of our restated certificate of incorporation require super majority approval by holders of at least two-thirds of our outstanding Class A and Class B    common stock, combined. and

•
In certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of December 31, 2017, holders of our Class A common stock owned approximately 39% and holders of our Class B common stock owned approximately 61% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 87% and holders of our Class B common stock have approximately 13% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 39% and holders of our Class B common stock have approximately 61% of the total votes.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in San Francisco, California, where we occupy a facility totaling approximately 44,580 square feet under a lease which expires in 2022. We use these facilities for administration, sales and marketing, research and development, engineering, customer support and professional services. We also lease office space in Mountain View, California totaling 16,739 square feet under a lease that expires in 2022. We use this facility primarily for research and development. We also lease 7,010 square feet of office space in Charlotte, North Carolina for customer support operations. This lease expires in 2020.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class B common stock is listed on the New York Stock Exchange under the symbol “CSLT.”
The following table sets forth for the period beginning on January 1, 2016 through December 31, 2017 the high and low sales prices of our Class B common stock for the periods indicated as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2016
First Quarter	$4.18	$2.54
Second Quarter	4.97	3.15
Third Quarter	4.71	3.36
Fourth Quarter	5.50	3.60
Year ended December 31, 2017
First Quarter	$5.10	$4.88
Second Quarter	4.65	3.45
Third Quarter	4.75	3.20
Fourth Quarter	4.60	3.60
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
Stockholders
As of December 31, 2017, there were 47 stockholders of record of our Class A common stock (not including beneficial holders of stock held in street name), as well as 35 stockholders of record of our Class B common stock (not including beneficial holders of stock held in street name).
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Composite Index and the S&P Software & Services Select Industry Index for the period beginning on March 14, 2014 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2017. The graph assumes that $100 was invested at the market close in the common stock of Castlight, NYSE Composite

Index and the S&P Software & Services Select Industry Index. Data for the NYSE Composite Index and the S&P Software & Services Select Industry Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	3/2014	12/2014	12/2015	12/2016	12/2017
Castlight Health, Inc.	$100	$37.14	$13.56	$15.71	$11.90
NYSE Composite Index	$100	$104.63	$97.91	$106.73	$123.64
S&P Software & Services Select Industry Index	$100	$102.75	$110.58	$121.17	$155.14
Item 6. Selected Consolidated Financial Data
The following tables present selected historical consolidated financial data for our business. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and other information included elsewhere in this filing.
We derived the consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016, from our audited consolidated financial statements and the notes thereto included in Part IV, Item 15 in this Annual Report on Form 10-K. We derived the consolidated statement of operations data as of the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements that are not included in this Form 10-K.  Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2017 (1)	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$120,496	$95,016	$70,350	$41,602	$11,655
Professional services and other	10,933	6,684	4,965	4,003	1,318
Total revenue, net	131,429	101,700	75,315	45,605	12,973
Cost of revenue(2):
Cost of subscription	28,410	16,463	12,417	10,472	6,246
Cost of professional services and other	18,774	18,098	21,351	17,300	11,058
Total cost of revenue	47,184	34,561	33,768	27,772	17,304
Gross profit (loss)	84,245	67,139	41,547	17,833	(4,331)
Operating expenses:
Sales and marketing(2)	62,313	58,800	67,414	62,065	33,742
Research and development(2)	54,502	40,460	30,077	22,917	15,219
General and administrative(2)	28,825	26,859	24,274	19,009	9,047
Total operating expenses	145,640	126,119	121,765	103,991	58,008
Operating loss	(61,395)	(58,980)	(80,218)	(86,158)	(62,339)
Other income, net	618	432	298	218	157
Loss before income tax benefit	(60,777)	(58,548)	(79,920)	(85,940)	(62,182)
Income tax benefit	5,206	—	—	—	—
Net loss	$(55,571)	$(58,548)	$(79,920)	$(85,940)	$(62,182)
Net loss per share, basic and diluted(3)	$(0.44)	$(0.58)	$(0.85)	$(1.16)	$(6.28)
Weighted-average shares used to compute basic and diluted net loss per share(3)	125,534	100,798	93,753	74,381	9,895

(1)
On April 3, 2017, the Company acquired Jiff. Jiff has been included in our consolidated results of operations starting on the acquisition date. Please refer to Note 3 –Business Combinations to the consolidated financial statements for additional information on this acquisition.

(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenue	$2,544	$2,467	$2,458	$1,400	$125
Sales and marketing	9,665	8,843	7,705	5,933	919
Research and development	7,415	5,959	3,498	2,556	603
General and administrative	4,954	4,743	4,169	4,312	780

(3)
Net loss per share is computed by dividing net loss by the weighted-average number of shares of our common stock outstanding during the period, less the weighted-average unvested shares of common stock subject to repurchase.

	As of December 31,
	2017 (1)	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$61,319	$48,722	$19,150	$17,425	$25,154
Marketable securities	32,025	65,882	101,274	175,057	42,017
Working capital	64,063	92,287	96,384	170,559	54,944
Property and equipment, net	5,263	5,285	6,896	3,630	2,631
Total assets	249,302	157,166	173,274	223,274	83,517
Total deferred revenue	36,096	35,868	34,112	27,360	11,473
Total liabilities	73,980	55,204	54,920	47,084	27,444
Convertible preferred stock	—	—	—	—	180,423
Total stockholders’ equity (deficit)	175,322	101,962	118,354	176,190	(124,350)
(1) In 2017, we completed the acquisition of Jiff. Please refer to Note 3 –Business Combinations to the consolidated financial statements for a discussion of the allocation of the purchase consideration to the assets and liabilities acquired.

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

Overview

Castlight Health, Inc. (“Castlight”, “the Company” or "we") offers a comprehensive software-as-a-service (“SaaS”) platform that simplifies health benefits navigation for millions of employees. Our platform matches employees to the best resources their employers make available to them - whether they are healthy, actively seeking medical care, or managing a condition - and motivates them to take the best steps for their health. Castlight helps employers generate more value from their benefits investments by helping to improve outcomes, lower health care costs, and increase benefits satisfaction.

Castlight’s platform solution supports strong employee engagement and satisfaction through two foundational components: an ecosystem of deep integrations across an employer’s various health and wellbeing partners; and a predictive analytics “engine” that uses claims, demographic and user data and machine learning to personalize clinical options, benefit programs, wellbeing incentives, communications, and educational content, based on each employee’s specific health and wellbeing needs.

This unique combination of data integrations and personalization puts Castlight in a position to deliver value to employees and their employers. For employees, our platform improves their healthcare experience, with a highly-engaging, seamless mobile application and web experience, which are coupled with multi-channel communications. In addition, the platform’s rewards feature is designed to incentivize individuals to participate in health programs, optimize their care utilization, and improve their daily habits. For employers, Castlight provides a simplified, cost-effective, and flexible way to manage health benefits: allowing them to procure, deploy, manage, and measure a vast majority of their healthcare and wellbeing program vendors through a single platform.

Castlight was incorporated in the State of Delaware in January 2008. Its first generation care guidance solutions addressed the needs of employees actively seeking care or managing a chronic condition and serve as the foundation of our current care guidance offering. In 2015, we launched Castlight Action, our data-driven personalization benefits content and recommendations platform, which has been integrated into all of our products and rebranded as Castlight Genius. In April 2017, we acquired Jiff, Inc. Jiff provides an enterprise health benefits platform that serves as a central hub for employee wellbeing and employee benefit programs, and is the foundation for our wellbeing offering.
Key Factors Affecting Our Performance

Sales of New and Additional Products. Our revenue growth rate and long-term profitability are affected by our ability to sell new and additional products to new and existing customers, directly and through our channel partners. Additionally, we believe that there is a significant opportunity to sell subscriptions to add-on products as our customers become more familiar with our offering and seek to address additional needs.

Renewals of Customer Contracts. We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships.

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Channel Partnerships. We have relationships with channel partners including Anthem, which complement our direct sales capabilities. These relationships allow deeper penetration into our market and enable us to promote our health benefits platform and products to create customer cross-sell opportunities.

Ecosystem Partnerships: We have relationships with digital health partners that integrate with our platform to provide a more streamlined experience for our customers and users. We also have over 1,000 third-party benefit solutions integrated with our products to enable effortless access to these programs to our users. We believe these partnerships enable a single user experience that is essential to drive engagement and increase user satisfaction.

Implementation Timelines. Our ability to convert backlog into revenue and improve our gross margin depends on how quickly we complete customer implementations. Our implementation timelines vary from customer to customer based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. Our implementation timelines for our products are typically three to 12 months after entering into an agreement with a customer.

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

Signed Annual Recurring Revenue (“ARR”)

	As of
	December 31, 2017	December 31, 2016
	(in millions)
Signed Annual Recurring Revenue	$163.2	$121.6

Revenue recognized in any quarter is largely derived from customer agreements signed in prior quarters. Accordingly, management measures sales performance and forecasts future subscription revenue based on signed Annual Recurring Revenue. ARR is a forward-looking metric based on contractual terms in existence as of the applicable ARR measurement date and is subject to change resulting from a number of factors including, but not limited to, addition of new customers, changes in user counts, terminations or non-renewals, renewal terms as well as upsells and cross-sells. As discussed above, we begin

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

recognizing revenue from new customer agreements when we have implemented our offering, which can take from approximately three to 12 months after entering into an agreement with a customer.

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

Our ARR at December 31, 2017 was $163.2 million, compared to $121.6 million at December 31, 2016, representing an increase of approximately 34.2%, primarily attributable to new customers and cross-sales of Jiff products into the legacy Castlight customer base.

Annual Net Dollar Retention Rate (“NDR”)

	Year Ended December 31,
	2017	2016
Annual Net Dollar Retention Rate	104%	94%
We assess our performance on customer retention by measuring our Annual Net Dollar Retention Rate. We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our NDR provides a measurement of our ability to increase revenue across our existing customer base through expansion of our additional products to existing customers, increases in user count for existing customers and customer renewals, as offset by terminations or pricing changes. We calculate NDR for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. In calculating NDR, we exclude one-time fees. NDR does not include subscriptions by new customers contracted since the end of the most recently completed year. We observed an annual net dollar retention rate of 104% and 94% for our signed customer base, for the years ended December 31, 2017 and 2016, respectively. The year over year increase in NDR was primarily due to the cross sales of Jiff products into the legacy Castlight customer base.

Components of Results of Operations
Revenue
We generate revenue from subscription fees from customers for access to the products they select, including basic customer service support. We also earn revenue from professional services primarily related to the implementation of our offering, including extensive communications support to drive adoption by our customers’ employees and their dependents, products sold through our online market place and add-on subscription products made available from our other ecosystem partners.
Historically, we have derived a substantial majority of our subscription revenue from our legacy core Castlight platform (now marketed as “Care Guidance Navigator”). Our subscription fees are based primarily on the number of employees and adult dependents that employers identify as eligible to use our offering, which typically includes all of our customers’ employees and adult dependents that receive health benefits.
Typically, we recognize subscription fees on a straight-line basis ratably over the contract term beginning when our products are implemented and ready for launch, which is based on the implementation timelines discussed above. Our customer agreements generally have a term of three years. We generally invoice our customers in advance on a monthly, quarterly or annual basis. Amounts that have been invoiced are initially recorded as deferred revenue. Amounts that have not been invoiced

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

are not reflected in our consolidated financial statements. We generally invoice our implementation services upon contract signing on a fixed-fee basis, which is generally when we commence work.

As a result of variability in our billing terms, the deferred revenue balance does not represent the total value of our customer contracts, nor do changes in deferred revenue serve as a reliable indicator of our future subscription revenue in a given period.

Cost of Revenue
Cost of revenue consists of the cost of subscription revenue and cost of professional services and other revenue.
Cost of subscription revenue primarily consists of data fees, employee-related expenses (including salaries, bonuses, benefits and stock-based compensation), hosting costs of our cloud-based service, cost of subcontractors, expenses for service delivery (which includes call center support), allocated overhead, amortization of internal-use software and depreciation of certain owned computer equipment and software.
Cost of professional services and other revenue consists primarily of employee-related expenses (including salaries, bonuses, benefits and stock-based compensation) associated with these services, the cost of subcontractors and travel costs and allocated overhead. The time and costs of our customer implementations vary based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer.
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
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses (including salaries, sales commissions and bonuses, benefits and stock-based compensation), travel-related expenses, marketing programs and allocated overhead. Commissions earned by our sales force and broker fees that can be associated specifically with the non-cancellable portion of a subscription contract are deferred and amortized over the non-cancellable period. Accordingly, commission expense can be materially impacted by changes in the termination provisions of customer contracts that we execute in a given period compared with previous periods.

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

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015

Revenue:
Subscription	92%	93%	93%
Professional services and other	8%	7%	7%
Total revenue, net	100%	100%	100%
Cost of revenue:
Cost of subscription	22%	16%	17%
Cost of professional services and other	14%	18%	28%
Total cost of revenue	36%	34%	45%
Gross margin percentage	64%	66%	55%
Operating expenses:
Sales and marketing	47%	58%	90%
Research and development	41%	40%	40%
General and administrative	22%	26%	32%
Total operating expenses	110%	124%	162%
Operating loss	(46)%	(58)%	(107)%
Other income, net	—%	—%	—%
Loss before income tax benefit	(46)%	(58)%	(107)%
Income tax benefit	4%	—%	—%
Net loss	(42)%	(58)%	(107)%
Revenue

	Year Ended December 31,
	2017	2016	2015	2016 to 2017 % change	2015 to 2016 % change
	(in thousands, except percentages)
Revenue:
Subscription	$120,496	$95,016	$70,350	27%	35%
Professional services and other	10,933	6,684	4,965	64%	35%
Total revenue, net	$131,429	$101,700	$75,315	29%	35%
2017 compared to 2016
Total revenue for the year ended December 31, 2017, increased $29.7 million, or 29%. The increase in total revenue was primarily attributable to an increase in subscription revenue from customers launched during 2017 and 2016, including the impact of customers acquired through Jiff. New customer launches in 2017 accounted for $17.4 million of the increase. Jiff, which we acquired on April 3, 2017, accounted for $10.9 million of the increase. Full year 2017 revenue from customers launched in 2016 accounted for $10.1 million of the increase. These increases were partially offset by customer terminations. Our launched customer base grew more than 12% year over year.

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

2016 compared to 2015
Total revenue for the year ended December 31, 2016, increased $26.4 million, or 35%. The increase in total revenue was primarily attributable to revenue from customers launched during 2016 and 2015. Full year 2016 revenue from customers launched in 2015 accounted for $10.0 million of the increase and new customer launches in 2016 accounted for $9.8 million of the increase. Additionally, $4.6 million of the increase was attributable to higher user counts for existing customers and $2.3 million was attributable to launches of cross-sell products for existing customers. These increases were partially offset by customer terminations. Our launched customer base grew more than 15% year over year.
Costs and Operating Expenses

	Year Ended December 31,
	2017	2016	2015	2016 to 2017 % change	2015 to 2016 % change
	(in thousands, except percentages)
Cost of revenue:
Subscription	$28,410	$16,463	$12,417	73%	33%
Professional services and other	18,774	18,098	21,351	4%	(15)%
Total cost of revenue	$47,184	$34,561	$33,768	37%	2%
Gross margin (loss) percentage
Subscription	76%	83%	82%
Professional services and other	(72)%	(171)%	(330)%
Total gross margin percentage	64%	66%	55%
Gross profit	$84,245	$67,139	$41,547	25%	62%
2017 compared to 2016
Cost of subscription revenue increased $11.9 million or 73%, primarily driven by the acquisition of Jiff in the second quarter of 2017. The acquisition drove a $6.1 million increase in employee-related expenses, $2.3 million increase related to the amortization of acquired intangibles, $1.6 million increase in data and hosting services and $1.0 million in third party service fees, which was a result of the rapid ramp up of our call center directly attributable to a growth in our customer base, increased usage, and internal operational investments.
Cost of professional services revenue increased $0.7 million or 4%, primarily as a result of a $0.7 million increase in use of temporary resources to fulfill our obligations pertaining to customer launches.
Gross margin for the year ended December 31, 2017 decreased primarily due to revenue growth of 29% compared to a 37% growth in associated costs. We expect an initial decline in gross margin due to the acquisition of Jiff, as the Jiff functionality is in an early stage of launching clients during their rapid growth phase. Over time, we expect to see favorable overall gross margin trends as we continue to increase the number of launched customers in relation to customers in the implementation phase.
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

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cost of professional services and other revenue decreased $3.3 million or 15% primarily attributable to a $1.5 million decrease in third party service fees and contractor expenses as we gained efficiencies in use of internal resources to launch customers and a $1.5 million decrease in employee-related expenses as a result of the reduction in workforce in the second quarter of 2016.

Gross margin for the year ended December 31, 2016 improved primarily due to revenue growth of 35% compared to a 2% growth in the associated costs.
Sales and Marketing

	Year Ended December 31,
	2017	2016	2015	2016 to 2017 % change	2015 to 2016 % change
	(in thousands, except percentages)
Sales and marketing	$62,313	$58,800	$67,414	6%	(13)%
2017 compared to 2016
Sales and marketing expense increased $3.5 million or 6%. The increase was primarily due to an increase of $2.6 million in employee-related expenses, primarily attributable to the acquisition of Jiff, $1.1 million increase in referral fees as we expand our channel relationships and a $1.3 million increase related to amortization of acquired intangibles. The increase was partially offset by a $1.9 million reduction in marketing spend as we leveraged our channel relationships.
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

Research and Development

	Year Ended December 31,
	2017	2016	2015	2016 to 2017 % change	2015 to 2016 % change
	(in thousands, except percentages)
Research and development	$54,502	$40,460	$30,077	35%	35%
2017 compared to 2016
Research and development expense increased $14.0 million or 35%, primarily attributable to the acquisition of Jiff in the second quarter of 2017. The acquisition resulted in a $10.8 million increase in employee-related expenses, a $1.1 million increase in facilities expense associated with a newly acquired operating lease in Mountain View, a $0.9 million increase in expense related to the use of contractors to assist in our development efforts and a $0.8 million increase in IT infrastructure to support development efforts.
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

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General and Administrative

	Year Ended December 31,
	2017	2016	2015	2016 to 2017 % change	2015 to 2016 % change
	(in thousands, except percentages)
General and administrative	$28,825	$26,859	$24,274	7%	11%
2017 compared to 2016
General and administrative expense increased $2.0 million or 7%, primarily attributable to a $1.9 million increase in employee-related expense due to the acquisition of Jiff in 2017, a $1.8 million increase related to third-party contractor and professional service fees, and $1.6 million increase in acquisition cost incurred in relation to acquisition of Jiff. These increases were partially offset by a $0.7 million change in fair value of contingent consideration and a $2.6 million decrease in litigation expenses related to the settlement of a class action lawsuit recorded in 2016.
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

Income tax benefit

The effective tax rate for 2017, 2016 and 2015 was (8.6)%, 0.0% and 0.0%, respectively. As a result of the acquisition of Jiff in April 2017, the Company recorded a tax benefit of $5.2 million as a discrete item in the second quarter of 2017. This tax benefit is a result of the partial release of its existing valuation allowance since the acquired deferred tax liabilities from Jiff will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed. The Company's effective tax rate for 2016 and 2015 was primarily a result of the tax loss for the year and the change in valuation allowance.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act of 2017 (the “Act”) into law. The new legislation decreases the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The Act also includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses and repeal of the Alternative Minimum Tax regime. The Company has calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a net decrease related to deferred tax assets and deferred tax liabilities of $54.6 million, with a corresponding offsetting change in valuation allowance of $54.6 million for the year ended December 31, 2017.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the adjustment to deferred taxes was a provisional amount and a reasonable estimate at December 31, 2017. The determination of the benefit from income taxes requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. Given that the Company is still in the transition period for the accounting for income tax effects of the Act, the current assessment on deferred tax assets and liabilities is based on the currently available information and guidance. If in the future any element of the tax reform changes the related accounting guidance for income tax, it could affect the Company’s income tax position, and the Company may need to adjust the benefit from (provision for) income taxes accordingly.

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

	Year Ended December 31,
		2016	2015
	2017	As adjusted *	As adjusted *
	(in thousands)
Net cash used in operating activities	$(23,457)	$(36,971)	$(56,868)
Net cash provided by investing activities	34,610	46,622	55,743
Net cash provided by financing activities	1,625	20,065	3,850
Net increase in cash, cash equivalents and restricted cash	$12,778	$29,716	$2,725

* See Note 2–Summary of Significant Accounting Policies to the consolidated financial statements for a summary of adjustments under the caption Recently Adopted Accounting Pronouncements–Statement of Cash Flows.
As of December 31, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $93.3 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, payments from our customers. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation and integration of the Jiff business, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may in the future enter into these types of arrangements.
On April 3, 2017, Castlight, Jiff and Silicon Valley Bank agreed to refinance the existing term loan facility owed by Jiff to the Silicon Valley Bank. The loan agreement provides for an approximately $5.6 million term loan and up to a $25 million revolving credit facility. Refer to Note 8 –Debt to the consolidated financial statements for further information on debt.
We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
For the year ended December 31, 2017, cash used in operating activities was $23.5 million. The negative cash flows resulted primarily from our net loss of $55.6 million, which include $37.4 million in non-cash adjustments. The non-cash adjustments to net loss included stock-based compensation expense of $24.6 million, amortization of deferred commissions of $12.5 million, depreciation and amortization of $6.6 million, and expense related to the expiration of the SAP Warrant of $1.1 million, partially offset by the release of the deferred tax valuation allowance of $5.2 million, the gain on the sale of our investment in Lyra Health ("Lyra") of $1.4 million and the change in the fair value of the contingent consideration liability of $0.7 million. Uses of working capital included an increase in deferred commissions of $9.8 million due to non-cancellable portion of new contracts signed in the year, an increase in accounts receivable of $2.5 million driven by 25% increase in billings year over year and the timing of billings and collections, and a decrease in deferred revenue of $1.6 million. These uses of cash were partially offset by sources of working capital which included an increase of $3.5 million in accrued expenses and other liabilities, an increase of $2.7 million in accrued compensation due to higher bonus expense resulting from growth in employee count, and a decrease of $1.6 million in prepaid expenses and other assets primarily due to reimbursement of tenant allowances and security deposits.

For the year ended December 31, 2016, cash used in operating activities was $37.0 million. The negative cash flows resulted primarily from our net loss of $58.5 million, adjusted for $30.7 million in non-cash expenses that primarily included stock-based compensation of $22.0 million and amortization of deferred commissions of $5.1 million, depreciation and

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

amortization of $3.2 million and accretion and amortization on marketable securities of $0.5 million. Working capital uses of cash included a decrease in accrued expenses and other liabilities, including accrued compensation, of $0.3 million, primarily as a result of payout of annual bonuses to our employees, and an increase in accounts receivable of $2.1 million driven by 26% increase in billings year over year and the timing of billings and collections. Deferred commissions also increased by $8.0 million pertaining to the non-cancellable portion of contracts signed in the year, as we increased our customer base. Additionally, deferred revenue increased by $1.8 million, primarily attributable to an increase in the amount billed year over year as a result of increased billings for launched customers.

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
Investing Activities

Cash provided by investing activities for the years ended December 31, 2017, 2016, and 2015 was $34.6 million, $46.6 million, and $55.7 million, respectively. The increase in cash provided was primarily the result of the timing of purchases, sales and maturities of marketable securities, the net result of which was $33.9 million, $48.3 million, and $65.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. During 2017, cash provided by investing activities also included cash proceeds of $5.5 million from the sale of our investment in Lyra. These increases were partially offset by purchases of property and equipment, which were $2.5 million, $1.7 million and $5.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. We also paid $2.3 million in transaction costs, net of cash acquired, during 2017 to acquire Jiff. During 2015, cash used in investing activities included a total investment of $4.1 million in Lyra. See Note 9–Related Party Transactions and Variable Interest Entity for additional information on the Lyra transactions.

Financing Activities

For the year ended December 31, 2017, financing activities provided $1.6 million, primarily from cash proceeds resulting from issuance of stock under our equity incentive plans. For the year ended December 31, 2016, financing activities provided $20.1 million, primarily from transactions with SAP Technologies, Inc. and cash proceeds resulting from issuance of stock under our equity incentive plans. See Note 13–Stockholders' Equity under the caption "Transactions with SAP Technologies, Inc." for additional information. For the year ended December 31, 2015, financing activities provided $3.9 million, primarily from cash proceeds resulting from issuance of stock under our equity incentive plans.
Backlog
We have generally signed multiple-year subscription contracts for our cloud-based subscription services. The timing of our invoices to the customer is a negotiated term and thus varies among our subscription contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing for implementation work that is deferred followed by subsequent annual, quarterly or monthly invoices, beginning when we launch a customer, which is when our product is implemented and usable by the customer. At any point in the contract term, there can be amounts that we are not yet contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be backlog. The amount of our total backlog for subscription and professional services contracts, which we define as including both cancellable and non-cancellable portions of our customer agreements that we have not yet billed, was approximately $336.0 million as of December 31, 2017 and $197.6 million as of December 31, 2016. Our total backlog does not take into account contractual provisions that give customers a right to terminate their agreements with us. The amount of our backlog for subscription and professional services contracts was approximately $136.8 million at December 31, 2017 and $90.5 million as of December 31, 2016, respectively, for the non-cancellable portions of our customer agreements that we have not yet billed. We fulfill backlog associated with a customer contract when the customer implementation process is complete. Our implementation timelines can vary between three and 12 months, based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer and therefore, are subject to significant uncertainties, which can have a material impact on our total backlog and non-cancellable backlog that we fulfill in the current year.

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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
Contractual Obligations and Commitments
Our principal commitments primarily consist of debt obligations, lease obligations for office space and obligations for co-location facilities for data center capacity. As of December 31, 2017, the future non-cancellable minimum payments under these commitments were as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years
Long-term debt maturities (1)	$6,068	$620	$3,718	$1,730
Interest payments on long-term debt (1)	421	182	220	19
Operating leases for facilities (2)	23,723	5,556	11,057	7,110
Data center costs (3)	1,253	718	535	—
Total	$31,465	$7,076	$15,530	$8,859

(1)
The above table assumes that our long-term debt is held to maturity, and the interest rate on our debt remains unchanged for the remaining life of the debt from the rate in effect at December 31, 2017. In addition to principal and interest payments, the Company is also required to pay $0.5 million as final payment on the earlier of maturity, termination or prepayment of the Term Loan. See Note 8 –Debt to our consolidated financial statements for additional information.

(2)
Operating leases for facilities space represents our principal commitments, which consists of obligations under leases for office space. Minimum payments have not been reduced by sublease rentals of $3.0 million due in the future under a non-cancellable sublease. Excludes common area maintenance, insurance and tax payments for which the Company is also obligated. In 2017, these charges totaled approximately $0.6 million. Additionally, in January 2018, the Company entered into a lease agreement, which is expected to commence August 1, 2018, for an additional 10,553 rentable square feet of office space in Sunnyvale, California.  The lease agreement provides for monthly payments over seven years with total minimum lease payments of $4.4 million and is excluded from the table above.

(3)	Data center costs represent costs associated with service agreements for our data centers in the U.S.
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

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We believe that of our significant accounting policies, which are described in Note 2–Summary of Significant Accounting Policies to our consolidated financial statements, involve a greater degree of judgment and complexity. Accordingly, these are the policies that we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenue Recognition
We derive our revenue from sales of cloud-based subscription service and professional services contracts. Our cloud-based subscription service contracts are generally three years in length.
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
Subscription Revenue. Subscription revenue recognition commences on the date that our cloud-based service is made available to the customer, which is considered the launch date, provided all of the other criteria described above are met. Revenue is typically recognized on a straight-line basis.
Some of our cloud-based subscription arrangements include performance incentives that are generally based upon employee engagement. Fees for performance incentives are considered contingent revenue, and are recognized over the remaining term of the related subscription arrangement commencing at the time they are earned.
Professional Services and Other Revenue. Professional services and other revenue is comprised of implementation services and communication services related to our cloud-based subscription service. Nearly all of our professional services are sold on a fixed-fee basis. We do not have standalone value for our implementation services. Accordingly, we recognize implementation services revenue in the same manner as the associated cloud-based subscription service, beginning on the launch date, provided all other criteria described above have been met. Communication services revenue is recognized over the contractual term, generally one year, commencing when the revenue recognition criteria have been met. Revenue from products sold through our online market place and add-on subscription products made available from other ecosystem partners are recognized on a net basis principally because we are not the primary obligor to the end-customers.
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

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

implementation services do not have standalone value, as we and others do not yet sell these services separately. Accordingly, we consider the separate units of accounting in our multiple deliverable arrangements to be the communication services and a combined deliverable comprised of cloud-based subscription services and implementation services.
When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence, or VSOE, of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence, or TPE, of selling price is used to establish the selling price if it exists. If TPE does not exist, we estimate the best estimated selling price, or BESP. VSOE does not currently exist for any of our deliverables. Additionally, we do not believe TPE is a practical alternative due to differences in our cloud-based subscription service compared to that of other parties and the availability of relevant third-party pricing information for our cloud-based subscription service and our other services. Accordingly, for arrangements with multiple deliverables that can be separated into different units of accounting, we allocate the arrangement fee to the separate units of accounting based on our BESP. The amount of arrangement fee allocated is limited by contingent revenue, if any.
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
The new standard related to revenue recognition, ASU 2014-09, “Revenue from Contracts with Customers,” is expected to impact our consolidated financial statements when the Company adopts the new guidance in the first quarter of 2018, as required. Please refer to Note 2 –Summary of Significant Accounting Policies to the consolidated financial statements for additional information.
Goodwill
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. If it is determined that it is more likely than not that its fair value is less than its carrying amount, step 1 of the goodwill impairment test will be performed, in which the fair value of our single reporting unit is compared to its carrying value. Any excess of the goodwill carrying amount over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2017, no impairment of goodwill has been identified.
Intangible Assets
Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any such impairment charges.
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

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee, consultant and non-employee director stock option awards, is measured and recognized in the financial statements based on fair value. The options assumed and awarded in connection with the acquisition of Jiff were valued using the Monte Carlo simulation model. The fair value of each option award, other than the options assumed and awarded in connection with the Jiff acquisition, is estimated on the grant date using the Black-Scholes option-pricing model. The stock-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four years. For restricted stock units, fair value is based on the closing price of our Class B common stock on the grant date. For awards with performance based and service vesting conditions, compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied based on the accelerated attribution method.
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
Please refer to Note 12 –Stock Compensation to the consolidated financial statements for assumptions used in our option-pricing model.

Adoption of New and Recently Issued Accounting Pronouncements

Please refer to Note 2–Summary of Significant Accounting Policies to the consolidated financial statements for a discussion of adoption of new and recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $93.3 million at December 31, 2017 and $114.6 million as of December 31, 2016. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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

An immediate increase of 100-basis points in interest rates would have resulted in a $0.1 million market value reduction in our investment portfolio as of December 31, 2017. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.1 million as of December 31, 2017. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

We also have interest rate exposure as a result of our loan agreement, which provides a term loan and revolving credit facility, as described in Note 8–Debt to the consolidated financial statements. We currently do not hedge this risk. At December 31, 2017, we had $5.6 million of borrowings outstanding under the term loan and no borrowings outstanding under the revolver. Borrowings outstanding under the term loan and revolver are subject to variable interest rates based on the prime rate as published in the money rates section of The Wall Street Journal. Changes in the prime rate will affect the interest on borrowings under the loan agreement. However, a 50-basis point increase in the interest rate on the term loan would not materially increase interest expense during 2017.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Castlight Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Castlight Health, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2010
San Francisco, California
March 1, 2018

CASTLIGHT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$61,319	$48,722
Marketable securities	32,025	65,882
Accounts receivable, net	20,761	14,806
Deferred commissions	6,403	8,218
Prepaid expenses and other current assets	3,991	3,382
Total current assets	124,499	141,010
Property and equipment, net	5,263	5,285
Restricted cash, non-current	1,325	1,144
Goodwill	91,785	—
Intangible assets, net	20,253	—
Deferred commissions, non-current	4,180	5,050
Other assets	1,997	4,677
Total assets	$249,302	$157,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,907	$2,288
Accrued expenses and other current liabilities	13,178	6,369
Accrued compensation	13,941	9,443
Deferred revenue	29,410	30,623
Total current liabilities	60,436	48,723
Deferred revenue, non-current	6,686	5,245
Debt, non-current	4,958	—
Other liabilities, non-current	1,900	1,236
Total liabilities	73,980	55,204
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2017 and 2016; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2017 and 2016; 52,853,400 and 54,295,405 shares issued and outstanding as of December 31, 2017 and 2016, respectively	5	5
Class B common stock, $0.0001 par value; 800,000,000 shares authorized as of December 31, 2017 and 2016; 81,685,875 and 50,015,518 shares issued and outstanding as of December 31, 2017 and 2016, respectively	8	5
Additional paid-in capital	586,900	457,596
Accumulated other comprehensive loss	(22)	—
Accumulated deficit	(411,569)	(355,644)
Total stockholders’ equity	175,322	101,962
Total liabilities and stockholders’ equity	$249,302	$157,166

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Subscription	$120,496	$95,016	$70,350
Professional services and other	10,933	6,684	4,965
Total revenue, net	131,429	101,700	75,315
Cost of revenue:
Cost of subscription (1)	28,410	16,463	12,417
Cost of professional services and other (1)	18,774	18,098	21,351
Total cost of revenue	47,184	34,561	33,768
Gross profit	84,245	67,139	41,547
Operating expenses:
Sales and marketing (1)	62,313	58,800	67,414
Research and development (1)	54,502	40,460	30,077
General and administrative (1)	28,825	26,859	24,274
Total operating expenses	145,640	126,119	121,765
Operating loss	(61,395)	(58,980)	(80,218)
Other income, net	618	432	298
Loss before income tax benefit	(60,777)	(58,548)	(79,920)
Income tax benefit	5,206	—	—
Net loss	$(55,571)	$(58,548)	$(79,920)
Net loss per share, basic and diluted	$(0.44)	$(0.58)	$(0.85)
Weighted-average shares used to compute basic and diluted net loss per share	125,534	100,798	93,753
_______________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015
Cost of revenue:
Cost of subscription	$888	$506	$283
Cost of professional services and other	1,656	1,961	2,175
Sales and marketing	9,665	8,843	7,705
Research and development	7,415	5,959	3,498
General and administrative	4,954	4,743	4,169
See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2017	2016	2015

Net loss	$(55,571)	$(58,548)	$(79,920)
Other comprehensive (loss) income:
Net change in unrealized (loss) gain on available-for-sale marketable securities	(22)	79	(39)
Other comprehensive (loss) income	(22)	79	(39)
Comprehensive loss	$(55,593)	$(58,469)	$(79,959)

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A and B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2014	91,191,383	$9	$393,397	$(40)	$(217,176)	$176,190
Vesting of restricted stock units	295,468	—	—	—	—	—
Exercise of stock options, net	4,131,241	1	3,943	—	—	3,944
Stock-based compensation	—	—	18,179	—	—	18,179
Comprehensive loss	—	—	—	(39)	(79,920)	(79,959)
Balances as of December 31, 2015	95,618,092	$10	$415,519	$(79)	$(297,096)	$118,354
Vesting of restricted stock units	1,984,407	—	—	—	—	—
Exercise of stock options, net	1,945,766	—	2,829	—	—	2,829
Stock-based compensation	—	—	22,012	—	—	22,012
Issuance of common stock and warrants to SAP, net	4,762,658	—	17,236	—	—	17,236
Comprehensive income (loss)	—	—	—	79	(58,548)	(58,469)
Balances as of December 31, 2016	104,310,923	$10	$457,596	$—	$(355,644)	$101,962
Cumulative adjustment upon adoption of ASU 2016-09 *	—	—	354	—	(354)	—
Balance after adopting ASU 2016-09 *	104,310,923	10	457,950	—	(355,998)	101,962
Issuance of common stock related to acquisition, net	25,054,049	2	100,288	—	—	100,290
Vesting of restricted stock units	3,956,495	—	—	—	—	—
Exercise of stock options, net	1,217,808	1	2,355	—	—	2,356
Stock-based compensation	—	—	24,578	—	—	24,578
SAP warrant modification	—	—	1,729	—	—	1,729
Comprehensive loss	—	—	—	(22)	(55,571)	(55,593)
Balances as of December 31, 2017	134,539,275	$13	$586,900	$(22)	$(411,569)	$175,322

* See Note 2 –Summary of Significant Accounting Policies under the caption Recently Adopted Accounting Pronouncements–Stock-based Compensation.

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
		2016	2015
	2017	As adjusted *	As adjusted *
Operating activities:
Net loss	$(55,571)	$(58,548)	$(79,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,613	3,168	2,024
Stock-based compensation	24,578	22,012	17,830
Amortization of deferred commissions	12,453	5,070	3,510
Release of deferred tax valuation allowance due to business combination	(5,206)	—	—
Change in fair value of contingent consideration liability	(671)	—	—
Accretion and amortization of marketable securities	(83)	481	1,385
Expense related to expiration of SAP warrant	1,132	—	—
Gain on sale of investment in related party	(1,375)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,522)	(2,055)	(1,654)
Deferred commissions	(9,768)	(7,977)	(7,633)
Prepaid expenses and other assets	1,645	448	328
Accounts payable	764	(1,035)	646
Accrued expenses and other liabilities	3,493	1,743	(1,158)
Deferred revenue	(1,629)	1,756	6,752
Accrued compensation	2,690	(2,034)	1,022
Net cash used in operating activities	(23,457)	(36,971)	(56,868)
Investing activities:
Proceeds from sale of investment in related party	5,500	—	—
Investment in related party	—	—	(4,125)
Purchase of property and equipment, net	(2,544)	(1,702)	(5,376)
Purchase of marketable securities	(62,658)	(98,184)	(119,867)
Sales of marketable securities	—	—	5,000
Maturities of marketable securities	96,576	146,508	180,111
Business combination, net of cash acquired	(2,264)	—	—
Net cash provided by investing activities	34,610	46,622	55,743
Financing activities:
Proceeds from the exercise of stock options and warrants	2,356	2,829	3,944
Proceeds from the issuance of common stock and warrants to SAP	—	17,358	—
Payments of deferred financing costs	(731)	(122)	(94)
Net cash provided by financing activities	1,625	20,065	3,850

Net increase in cash, cash equivalents and restricted cash	12,778	29,716	2,725
Cash, cash equivalents and restricted cash at beginning of period	49,866	20,150	17,425
Cash, cash equivalents and restricted cash at end of period	$62,644	$49,866	$20,150

* See Note 2–Summary of Significant Accounting Policies for a summary of adjustments under the caption Recently Adopted Accounting Pronouncements–Statement of Cash Flows.
See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	Year Ended December 31,
		2016	2015
	2017	As adjusted *	As adjusted *
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$61,319	$48,722	$19,150
Restricted cash	1,325	1,144	1,000
Total cash, cash equivalents and restricted cash	$62,644	$49,866	$20,150

Cash paid during the year for interest	$117	$—	$—

Non-cash purchase consideration related to acquisition of Jiff	$101,692	$—	$—
Purchase of property and equipment, accrued but not paid	(188)	(20)	(165)
* See Note 2–Summary of Significant Accounting Policies for a summary of adjustments under the caption Recently Adopted Accounting Pronouncements–Statement of Cash Flows.

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Description of Business

Castlight Health, Inc. (“Castlight” or “the Company”) offers a comprehensive software-as-a-service platform that simplifies health benefits navigation for millions of employees. The Castlight platform matches employees to the best resources their employers make available to them - whether they are healthy, actively seeking medical care, or managing a condition - and motivates them to take the best steps for their health. Castlight helps employers generate more value from their benefits investments by helping to improve outcomes, lower health care costs, and increase benefits satisfaction. On April 3, 2017, the Company expanded into wellbeing through its acquisition of Jiff, Inc. (“Jiff”). Jiff's results of operations have been included in the Company’s Consolidated Statements of Operations beginning April 3, 2017. See Note 3–Business Combinations for more information on the Jiff acquisition. The Company was incorporated in the State of Delaware in January 2008. The Company's principal executive offices are located in San Francisco, California.

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
During the fourth quarter of 2017, we adopted the requirements of Accounting Standards Update ("ASU") No. 2016-18, “Statement of Cash Flows” as discussed later in this note. All amounts and disclosures set forth in this Form 10-K have updated to comply with the new standard, as indicated by the “as adjusted” footnote.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for the Company's services, certain assumptions used in the valuation of its equity awards and the fair value of assets acquired and liabilities assumed for business combinations. Actual results could differ from those estimates, and such differences could be material to the Company's consolidated financial position and results of operations.

Segment Information
The Company's chief operating decision maker, its CEO, reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company's financial performance. Accordingly, the Company has determined that it operates in a single reportable segment, cloud-based products.

Revenue Recognition
The Company derives its revenue from sales of cloud-based subscription service and professional services contracts. The Company's cloud-based subscription service contracts are generally three years in length.
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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	the amount of fees to be paid by the customer is fixed or determinable.
The Company's subscription and professional service arrangements do not contain refund provisions for fees earned related to services performed. The Company does, however, have commitments under service-level agreements, as discussed under "Warranties and Indemnification" below.
Subscription Revenue. Subscription revenue recognition commences on the date that the Company's cloud-based service is made available to the customer, which is considered the launch date, provided all of the other criteria described above are met. Revenue is typically recognized on a straight-line basis.
Some of the Company's cloud-based subscription arrangements include performance incentives that are generally based upon employee engagement. Fees for performance incentives are considered contingent revenue, and are recognized over the remaining term of the related subscription arrangement commencing at the time they are earned.
Professional Services and Other Revenue. Professional services and other revenue is primarily comprised of implementation services and communication services related to the Company's cloud-based subscription service. Nearly all of the Company's professional services are sold on a fixed-fee basis. The Company does not have standalone value for its implementation services. Accordingly, the Company recognizes implementation services revenue in the same manner as the associated cloud-based subscription service, beginning on the launch date, provided all other criteria described above have been met. Communication services have standalone value and the associated revenue is recognized over the contractual term, generally one year, commencing when the revenue recognition criteria have been met. Revenue from products sold through our online market place and add-on subscription products made available from other ecosystem partners are recognized on a net basis principally because we are not the primary obligor to the end-customers.
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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determines BESP for its deliverables by considering its overall pricing objectives and market conditions. This includes evaluating the Company's pricing practices, its target prices, the size of its transactions, historical sales and its go-to-market strategy. The determination of BESP is made through consultation with and approval by management. For financial statement presentation purposes, the Company allocates the fees from its combined units of accounting to subscription and professional services based upon their relative selling price.

Costs of Revenue

Cost of revenue consists of the cost of subscription revenue and cost of professional services and other revenue.

Cost of subscription revenue primarily consists of data fees, employee-related expenses (including salaries, benefits and stock-based compensation) related to hosting costs of its cloud-based service, cost of subcontractors, expenses for service delivery (which includes call center support), allocated overhead, the costs of data center capacity, amortization of internal-use software and depreciation of certain owned computer equipment and software.

Cost of professional services and other revenue consists primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs. The time and costs of the Company's customer implementations vary based on the source and condition of the data the Company receive from third parties, the configurations that the Company agrees to provide and the size of the customer.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. The Company's cash and cash equivalents generally consist of investments in money market funds, U.S treasury securities and U.S. agency obligations. Cash and cash equivalents are stated at fair value.

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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Internal-Use Software

For the Company's development costs related to its cloud-based service, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project and post-implementation stages are expensed as incurred. Capitalized software development costs are included as part of property and equipment and are amortized on a straight-line basis over the technology's estimated useful life, which is generally three years. The amortization expense is recorded as a component of cost of subscription revenue and was $1.0 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively.

The Company did not have any capitalized software development costs for the years ended December 31, 2017 and December 31, 2016.
Restricted Cash
Restricted cash consists of a letter of credit related to the Company's leased office space.
Business Acquisitions
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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, during the fourth quarter of fiscal 2017, which eliminated step 2 from the testing of goodwill impairment. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. Based on the qualitative assessment, if it is determined that it is more likely than not that its fair value is less than its carrying amount, the fair value of the Company's single reporting unit is compared to its carrying value. Any excess of the goodwill carrying amount over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2017, no impairment of goodwill has been identified.
Intangible Assets
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

Stock-based Compensation
All stock-based compensation to employees is measured based on the grant-date fair value of the awards and recognized in the Company's consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The options assumed and awarded in connection with the acquisition of Jiff were valued using the Monte Carlo simulation model. The Company estimates the fair value of all other stock options granted using the Black-Scholes option valuation model. For restricted stock units, fair value is based on the closing price of the Company's Class B common stock on the grant date. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method. For awards with performance based and service vesting conditions, compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied based on the accelerated attribution method.

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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $0.3 million, $0.6 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Concentrations of Risk and Significant Customers
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.
The Company serves its customers and users from outsourced data center facilities located in the United States. The Company has internal procedures to restore all of its production customer facing services in the event of disasters at the certain facilities. Procedures utilizing currently deployed hardware, software and services at certain of the Company's disaster recovery locations allow its cloud-based service to be restored within 24 hours during the implementation of the procedures to restore services.
Revenue from customers representing 10% or more of total revenue for the respective years, is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Revenue:
Customer A	*	10%	*
  * Less than 10%

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2017, 2016 and 2015, all of the Company's revenue was generated by customers located in the United States.
Accounts receivable from customers representing 10% or more of total accounts receivable as of the respective dates is summarized as follows:

	As of December 31,
	2017	2016
Accounts Receivable:
Customer B	*	18%
 * Less than 10%
Recently Adopted Accounting Pronouncements

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows.” The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The standard will become effective for the Company beginning January 1, 2018, and early adoption is permitted. The Company early adopted the standard in the fourth quarter of 2017. As a result of adopting ASU 2016-18, we adjusted our consolidated statements of cash flows from previously reported amounts. Select consolidated statements of cash flow line items, which reflect the adoption of ASU 2016-18 are shown below (in thousands):

	Year Ended December 31, 2016
	As Reported	Adjustment	As Adjusted
Investing activities:
Restricted cash	$(144)	$144	$—
Net cash provided by investing activities	46,478	144	46,622

Net increase in cash, cash equivalents and restricted cash	29,572	144	29,716
Cash, cash equivalents and restricted cash at beginning of period	19,150	1,000	20,150
Cash, cash equivalents and restricted cash at end of period	$48,722	$1,144	$49,866

	Year Ended December 31, 2015
	As Reported	Adjustment	As Adjusted
Investing activities:
Restricted cash	$(1,000)	$1,000	$—
Net cash provided by investing activities	54,743	1,000	55,743

Net increase in cash, cash equivalents and restricted cash	1,725	1,000	2,725
Cash, cash equivalents and restricted cash at beginning of period	17,425	—	17,425
Cash, cash equivalents and restricted cash at end of period	$19,150	$1,000	$20,150

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment.” The guidance will change how companies account for certain aspects of share-based payments to employees. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted this guidance on January 1, 2017, using a modified retrospective approach, and accordingly recorded a cumulative-effect adjustment charge of approximately $0.4 million to the beginning accumulated deficit for the impact of electing to account for forfeitures as they occur. The adoption of this standard did not have any impact to the Statement of Operations or the Statement of Cash Flows. The Company is subject to full valuation allowance and thus has not utilized any excess tax benefits or realized any cash tax benefit related to stock compensation expense. The adoption of this standard did not have any material impact to the Company’s results of operations for the year ended December 31, 2017.

Goodwill

ASU 2017-4 eliminates Step 2 from the goodwill impairment test, under which an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, instead requiring an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard will become effective for the Company beginning January 1, 2020, and early adoption is permitted. The Company early adopted the standard in the fourth quarter of 2017. The adoption of the standard did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” and has since updated the ASU. This ASU replaces existing revenue recognition standards with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The new standard will be effective for the Company beginning January 1, 2018.

The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company plans to adopt under the full retrospective method.

The Company is in its final stages of assessing the impact of the new standard on its accounting policies, processes, and controls, including finalizing system requirements.
Based on its assessment to date, the Company determined a significant area impacted by the adoption of the new standard will be related to the Company’s costs to fulfill contracts with customers. The Company currently expenses costs to fulfill contracts when they are incurred. The new standard states that an entity shall recognize as assets certain costs incurred to fulfill contracts. The new standard also states that costs to fulfill contracts that are recognized as assets are amortized on a systematic basis over a period that is consistent with the transfer to the customer of the goods or services to which those assets relate. The Company believes certain of its costs to fulfill contracts will be recognized as assets under the new standard and we have determined the amortization period of those costs to be five years.

Additionally, based on its assessment to date, the Company determined another area impacted by the adoption of the new standard will be related to the Company’s costs to obtain contracts with customers. The Company currently capitalizes certain sales commissions and amortizes those costs over the non-cancelable portion of its subscription contracts. The new standard states that certain costs to obtain a contract shall capitalized and then amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which those assets relate. The Company believes there will be additional costs capitalized under the new standard, and we have determined the amortization of all costs capitalized will generally be five years.

Lastly, based on its assessment to date, the Company believes the final area impacted by the adoption of the new standard will be related to revenue recognition. Specifically, the impact will be driven by the accounting for termination provisions, the

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimation of variable consideration, the accounting for contract modifications, and the allocation of the transaction price to the Company’s multiple performance obligations.

Expected impact of adoption

From a deferred cost perspective, the Company preliminarily expects the impact of the adoption of the new standard on 2017 and 2016 will be as follows (in thousands):

	Year Ended December 31,
	2017			2016
	As reported	Adjustment increase/(decrease)	As adjusted	As reported	Adjustment increase/(decrease)	As adjusted
Income statement:
Cost of professional services and other	$18,774	$(532)	$18,242	$18,098	$(2,695)	$15,403
Sales and marketing	62,313	(2,526)	59,787	58,800	(183)	58,617

	As of
	December 31, 2017			December 31, 2016
	As reported	Adjustment increase/(decrease)	As adjusted	As reported	Adjustment increase/(decrease)	As adjusted
Balance sheet:
Deferred commissions	$10,583	$16,821	$27,404	$13,268	$14,295	$27,563
Deferred professional services costs	—	12,480	12,480	—	11,948	11,948

From a revenue recognition perspective, the Company continues to assess the impact of the adoption of the new standard on 2017 and 2016.

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

Note 3. Business Combinations

On April 3, 2017, the Company completed its acquisition of Jiff. Jiff provides an enterprise health benefits platform that serves as a central hub for employee wellbeing and employee benefit programs. The acquisition enables the Company to provide the full spectrum of wellbeing, healthcare decision support and a benefits hub all in one complete package. The Company acquired Jiff for approximately 27,000,000 shares and options.

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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Board appointed a Special Committee (comprised solely of disinterested directors) to which it delegated the full and exclusive power, authority and discretion of the Castlight Board to evaluate, assess, and approve the Jiff transaction on its behalf, including retaining a financial advisor for an opinion on the fairness of the financial conditions of the transaction. The transaction was approved solely by the Special Committee which concluded that the transaction terms were fair to Castlight, and the transaction was in the best interests of Castlight and its stockholders.

As part of the merger, certain stockholders and option holders were to receive an aggregate of 1,000,000 shares of the Company’s Class B common stock or options if the Jiff business achieved at least $25 million in revenue in 2017 and an aggregate of 3,000,000 shares of Class B common stock or options if the Jiff business achieved at least $25 million in net new bookings during 2017 (“the milestones”). As of December 31, 2017, the Company evaluated and determined that both the milestones were not met. Additionally, all options for Jiff common stock held by Jiff employees who became employees of the combined company were converted into options to purchase the Company’s Class B common stock.

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

The Company determined that the contingent consideration shares associated with the milestones are one unit of account, and the Company classified the contingent consideration as a liability as the arrangement can be settled in a variable number of shares and is not considered fixed-for-fixed. Based on the probability of completing the milestones and changes in the fair value of the Company’s common stock, the Company used a Monte Carlo simulation model to determine the fair value of the contingent consideration liability which was $0.7 million at the date of acquisition. As of December 31, 2017, the Company reversed the contingent consideration liability as the milestones were not met. As a result, $0.7 million of income was recorded in general and administrative expenses for the year ended December 31, 2017. See Note 6 –Fair Value Measurements for the fair value measurement disclosure on the contingent consideration liability.

The Company has accounted for this acquisition as a business combination. The method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date.

The allocation of purchase consideration to assets and liabilities is not yet finalized. The Company continues to evaluate the fair value of certain assets and liabilities related to the acquisition of Jiff. Additional information, which existed as of the acquisition date but was at that time unknown to us, may become known to us during the remainder of the measurement period. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The preliminary estimated fair values of assets acquired and liabilities assumed may be subject to change as additional information is received. The fair values of the assets acquired and liabilities assumed by major class in the acquisition of Jiff as of December 31, 2017 were recognized as follows (in thousands):

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash	$2,234
Current assets	5,159
Other assets	1,971
Acquired intangible assets	23,900
Goodwill	91,785
Total assets acquired	125,049
Deferred revenue	(1,857)
Other current liabilities	(6,192)
Debt	(5,578)
Non-current liabilities	(5,232)
Total net assets acquired	$106,190

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

The Company has included the financial results of Jiff in the consolidated statements of operations from the date of acquisition. For the year ended December 31, 2017, $10.9 million revenue attributable to Jiff was included in the consolidated results of operations, and the associated operating income was immaterial. The Company incurred $3.1 million of acquisition-related costs for the year ended December 31, 2017 that were recognized in general and administrative expenses.

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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma financial information is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Total revenue	$134,997	$107,287
Net loss	$(61,068)	$(89,448)

The pro forma revenue and net loss reflects material, nonrecurring adjustments, such as the tax benefit of $5.2 million that resulted from the acquisition, non-recurring acquisition-related compensation expense and non-recurring deferred revenue fair value adjustments.

Note 4. Goodwill and Intangible Assets

Goodwill

Currently, all of the Company’s goodwill relates to the acquisition of Jiff. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.

The changes in the carrying amount of goodwill as of December 31, 2017 were as follows (in thousands):

Balance as of December 31, 2016 (1)	$—
Acquisition of Jiff	91,398
Measurement period adjustments for Jiff acquisition	387
Balance as of December 31, 2017	$91,785
(1) The Company had no goodwill prior to the acquisition of Jiff.

Intangible assets, net

The following table sets forth the fair value components of identifiable acquired intangible assets (in thousands) and their estimated useful lives (in years) as of December 31, 2017 were as follows (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Acquired Intangibles, Net	Useful Life
	December 31, 2016 (1)	Additions	December 31, 2017	December 31, 2016	Expense	December 31, 2017	December 31, 2017
Customer relationships	$—	$10,900	$10,900	$—	$(818)	$(818)	10,082	10
Developed technology	—	10,600	10,600	—	(1,590)	(1,590)	9,010	5
Backlog	—	1,500	1,500	—	(664)	(664)	836	3
Other acquired intangible assets	—	900	900	—	(575)	(575)	325	1-3
Total identifiable intangible assets	$—	$23,900	$23,900	$—	$(3,647)	$(3,647)	$20,253
(1) The Company had no intangible assets prior to the acquisition of Jiff.

Amortization expense from acquired intangible assets for the year ended December 31, 2017 was $3.6 million and is included in cost of subscription, general and administrative, and sales and marketing expenses.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense for acquired intangible assets for the following five years and thereafter is as follows (in thousands):

2018	$4,044
2019	3,505
2020	3,242
2021	3,210
2022	1,620
Thereafter	4,632
Total estimated amortization expense	$20,253

Note 5. Marketable Securities
As of December 31, 2017 and December 31, 2016, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
U.S. treasury securities	$31,047	$—	$(22)	$31,025
U.S. agency obligations	19,366	—	—	19,366
Money market mutual funds	6,115	—	—	6,115
	56,528	—	(22)	56,506
Included in cash and cash equivalents	24,481	—	—	24,481
Included in marketable securities	$32,047	$—	$(22)	$32,025

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
U.S. treasury securities	$37,864	$—	$(2)	$37,862
U.S. agency obligations	33,019	5	(3)	33,021
Money market mutual funds	7,965	—	—	7,965
	78,848	5	(5)	78,848
Included in cash and cash equivalents	12,966	—	—	12,966
Included in marketable securities	$65,882	$5	$(5)	$65,882

Note 6. Fair Value Measurements
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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Except for the valuation for contingent consideration liability discussed below, there have been no changes in valuation techniques in the periods presented. There were no significant transfers between fair value measurement levels for the years ended December 31, 2017 and 2016. The following tables present information about the Company's assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	December 31, 2017
	Level 1	Level 2	Total
Cash equivalents:
Money market mutual funds	$6,115	$—	$6,115
U.S. agency obligations	—	18,366	18,366
Marketable securities:
U.S. agency obligations	—	1,000	1,000
U.S. treasury securities	—	31,025	31,025
	$6,115	$50,391	$56,506

	December 31, 2016
	Level 1	Level 2	Total
Cash equivalents:
Money market mutual funds	$7,965	$—	$7,965
U.S. treasury securities	—	5,001	5,001
Marketable securities:
U.S. agency obligations	—	33,021	33,021
U.S. treasury securities	—	32,861	32,861
	$7,965	$70,883	$78,848
Gross unrealized gains and losses for cash equivalents and marketable securities as of December 31, 2017 and December 31, 2016 were not material. The Company does not believe the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence as of December 31, 2017.
There were no realized gains or losses for the years ended December 31, 2017 and 2016. As of December 31, 2017 and December 31, 2016, all of the Company's marketable securities mature within one year.

The Company classified its contingent consideration liability in connection with the acquisition of Jiff within the Level 3 category, as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. At the time of acquisition, the Company estimated the fair value of the contingent consideration liability based on the Monte Carlo simulation model. The fair value of the contingent consideration was calculated with numerous projected outcomes, the results of which are averaged and then discounted to estimate the present value. Some of the more significant assumptions inherent in the development of the Monte Carlo simulation model included bookings and revenue forecasts, asset-level volatility, stock price volatility, correlation between stock price and revenue, risk-free rate, weighted average cost of capital (“WACC”), and stock price. Any change in these assumptions could result in a significantly higher (lower) fair value measurement. The fair value of the contingent consideration was remeasured each reporting period. During the fourth quarter of 2017, the Company reversed the contingent consideration liability since the milestones were not met.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the Level 3 contingent consideration liability (in thousands):

Contingent Consideration Liability
Balance as of December 31, 2016	$—
Initial fair value as of acquisition date	671
Re-measurement of fair value on December 31, 2017 (1)	(671)
Balance as of December 31, 2017	$—
(1) Changes in fair value are recorded in general and administrative expenses in our consolidated statements of operations.

Note 7. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2017	2016
Leasehold improvements	$2,915	$2,061
Computer equipment	6,165	5,487
Software	1,149	1,099
Internal-use software	2,925	2,925
Furniture and equipment	1,293	931
Total	14,447	12,503
Accumulated depreciation	(9,184)	(7,218)
Property and equipment, net	$5,263	$5,285
Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $3.0 million, $3.2 million and $2.0 million, respectively. Depreciation is recorded on a straight-line basis.

Note 8. Debt

Term Loan

In connection with the Company’s acquisition of Jiff, on April 3, 2017, the Company, Jiff and Silicon Valley Bank (“Bank”) agreed to refinance the existing term loan facility owed by Jiff to the Bank (the “Loan Agreement”) for approximately $5.6 million (the “Term Loan”). The Term Loan requires interest-only payments for the period May 2017 through September 2018, followed by 36 monthly payments of principal and interest. Obligations under the Term Loan accrue interest at a floating per annum rate equal to the greater of (A) the prime rate as published in the money rates section of The Wall Street Journal (“Prime Rate”) minus 1% or (B) 0%. Interest on the Term Loan are payable monthly. The maturity date of the Term Loan is September 1, 2021.

In addition to principal and interest payments, the Company is also required to pay $0.5 million as final payment on the earlier of maturity, termination or prepayment of the Term Loan. The Company accrues for the final payment over the life of the Term Loan using the effective interest method.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future maturities of the Term Loan by year as of December 31, 2017 are as follows (in thousands):

2018	$620
2019	1,859
2020	1,859
2021 (1)	1,240
Total future maturities of debt(2)	$5,578
(1) Excludes the $0.5 million, as previously discussed, required to be paid as final payment on the earlier of maturity, termination or prepayment of the Term Loan.
(2) Includes $5.0 million classified as debt, non-current and $0.6 million classified as debt, current within accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2017.

Revolving Line of Credit

The Loan Agreement also provides for an up to $25 million revolving credit facility (the “Revolving Line”). Borrowings under the Revolving Line accrue interest at a floating per annum rate equal to the Prime Rate plus one-half of one percent (0.50%) and are payable monthly. The Company may request borrowings under the Revolving Line prior to April 3, 2019, on which date the Revolving Line terminates. As of December 31, 2017, no borrowings have been made under the Revolving Line.

In relation to the Loan Agreement, the Company is subject to certain financial and reporting covenants and are secured by a security interest in the assets of the Company, excluding intellectual property and certain other exceptions. As of December 31, 2017, none of the financial covenants, which require the Company to maintain a certain minimum liquidity ratio, are applicable. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of December 31, 2017.

Note 9. Related Party Transactions and Variable Interest Entity

In 2015, the Company made a preferred stock investment of $4.1 million and entered into a strategic alliance with Lyra Health ("Lyra"), a related party at the time of the investment. In the fourth quarter of 2017, the Company sold its investment in Lyra to a group of buyers that included related parties.

Lyra was considered a related party to the Company because two of the Company’s directors, Dr. Roberts and Mr. Ebersman, served on the Lyra board of directors and Mr. Ebersman is the Lyra chief executive officer. Prior to the sale of the investment in Lyra, the Company evaluated all its transactions with Lyra and determined that Lyra was a variable interest entity (“VIE”) for the Company but that it was not required to consolidate the operations of the VIE.

Because Lyra was a related party and potential buyers were also related parties, the Company formed an independent committee of the Company's board of directors (the "Independent Committee"), comprised solely of disinterested directors, to approve the sale. The Company engaged an independent third- party valuation expert to assist in determining the fair value of the Company's investment in Lyra. Based in part on the valuation performed, the Company negotiated a selling price of $5.5 million, which the Independent Committee approved after concluding that the transaction terms were fair to the Company. The sale resulted in a pre-tax gain of $1.4 million which is recorded in other income, net within the consolidated statements of operations.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2017	2016
Customer deposits related to online store	$5,638	$—
Other	7,540	6,369
Total	$13,178	$6,369
Accrued compensation consisted of the following (in thousands):

	As of December 31,
	2017	2016
Accrued commissions	$2,481	$3,637
Accrued bonuses	9,001	3,388
Other employee and benefits payable	2,459	2,418
Total	$13,941	$9,443

Note 11. Commitments and Contingencies
Leases and Contractual Obligations
We lease office space under non-cancellable operating leases in San Francisco, California, Mountain View, California and Charlotte, North Carolina, with expiration dates in 2022, 2022 and 2020, respectively.
Contractual obligations relate to our service agreements for our data centers and other third party service providers.

As of December 31, 2017, the future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

	Operating Leases (1)	Contractual Obligations
2018	$5,556	$718
2019	5,723	535
2020	5,334	—
2021	4,717	—
2022 and later	2,393	—
	$23,723	$1,253

(1)
Minimum payments have not been reduced by sublease rentals of $3.0 million due in the future under a non-cancellable sublease. Additionally, in January 2018, the Company entered into a lease agreement, which is expected to commence August 1, 2018, for an additional 10,553 rentable square feet of office space in Sunnyvale, California.  The lease agreement provides for monthly payments over seven years with total minimum lease payments of $4.4 million and is excluded from the table above.

The Company's facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $4.1 million, $3.3 million and $2.1 million, respectively.
Legal Matters

During the second quarter of 2015, four purported securities class action lawsuits, which were later consolidated into a

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

single action, were filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of its current and former directors, executive officers, significant stockholders and underwriters associated with its initial public offering (“IPO”). The lawsuits were brought by purported stockholders of the Company seeking to represent a class consisting of all those who purchased the Company’s stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with its IPO, alleging claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. On March 28, 2016, the parties to the consolidated actions reached a mutually acceptable resolution by way of a mediated cash settlement for an aggregate amount of $9.5 million, and the Court entered final approval of the settlement on October 28, 2016. As a result of the settlement, Castlight recorded a net charge of $2.9 million to general and administrative expense in 2016. This amount represents the portion of settlement that was not covered by insurance and legal fees incurred in 2016 regarding this matter.

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

Note 12. Stock Compensation
Employee Equity Plans

        The Company adopted a 2014 Equity Incentive Plan (“EIP”) that became effective on March 12, 2014 and serves as the successor to the Company's 2008 Stock Incentive Plan. Shares issued under the 2008 Stock Plan were Class A common stock and shares issued under the EIP are Class B common stock. The Company's 2014 Equity Incentive Plan authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance awards and stock bonuses. The Company began granting RSUs in the fourth quarter of 2014.

The Company adopted a 2014 Employee Stock Purchase Plan (“ESPP”) that became effective on March 13, 2014 that enables eligible employees to purchase shares of the Company's Class B common stock at a discount. The Company has not yet established a start date of the initial purchasing period under the ESPP.
Stock Option Activity
The following table summarizes activities for stock options:

	Options Outstanding
	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2016	7,642,953	$3.71	7.19	$18,537
Stock options granted	400,000	$3.60
Stock options assumed and awarded related to acquisition	5,382,613	$1.42
Stock options exercised	(1,217,808)	$1.93
Stock options forfeited and canceled	(1,872,580)	$3.09
Balance at December 31, 2017	10,335,178	$2.83	6.16	$19,253
Vested or expected to vest December 31, 2017	10,335,178	$2.83	6.16	$19,253
Exercisable as of December 31, 2017	7,657,299	$2.96	5.37	$15,626
The total grant-date fair value of stock options granted, excluding options assumed related to Jiff acquisition in 2017, during the years ended December 31, 2017, 2016 and 2015 was $0.8 million, $3.6 million and $2.5 million, respectively.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total grant-date fair value of stock options vested, including options assumed related to Jiff acquisition in 2017, during the years ended December 31, 2017, 2016 and 2015 was $6.7 million, $4.9 million and $10.8 million, respectively.
The total intrinsic value of the options exercised, including options assumed related to Jiff acquisition in 2017, during the years ended December 31, 2017, 2016 and 2015, was $2.6 million, $4.7 million and $25.3 million, respectively. The intrinsic value is the difference of the current fair value of the stock and the exercise price of the stock option.
As of December 31, 2017, the Company had $3.8 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
Assumed and Awarded Jiff Options
In connection with the acquisition of Jiff, the Company assumed 5.4 million options with a grant date fair value of $14.1 million. These options are categorized as performance stock options, as the final exercise price at the time of acquisition was to be determined upon the achievement of certain milestones. The total acquisition date fair value of $14.1 million allocation to the pre-combination services and post-combination services was $9.6 million and $4.5 million, respectively. Any subsequent changes in the fair value of the assumed Jiff options resulting from achievement of the earn-out milestones were to be accounted as post-combination stock compensation expense. For the year ended December 31, 2017, the Company did not make changes to the assumed Jiff options as earn-out milestones were not met.
Restricted Stock Units
The following table summarizes activities for RSUs:

	Restricted Stock Units Outstanding
	Number of shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2016	10,541,666	$4.82
Restricted Stock Units granted (1)	6,608,813	$3.63
Restricted Stock Units vested	(3,956,495)	$5.00
Restricted Stock Units forfeited and canceled (2)	(3,860,088)	$4.51
Balance at December 31, 2017	9,333,896	$4.03
_______________________
(1) Includes performance stock units (“PSUs”) that were granted in 2017.
(2) Includes PSUs that were granted in the prior year, which were canceled because performance targets were not achieved.
The total grant-date fair value of RSUs granted during the years ended December 31, 2017 and 2016 was $24.0 million and $28.4 million, respectively.
The total grant-date fair value of RSUs vested during the year ended December 31, 2017 and 2016 was $19.8 million and $15.5 million.
As of December 31, 2017, the Company had $30.1 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.69 years.

During 2017, the Company awarded 1.4 million PSUs to certain employees. The number of shares that would eventually vest depends on achievement of performance targets for 2017, as determined by the compensation committee of the Company's board of directors, and may range from 0% to 150% of the targeted award amount. Once the performance is determined and a targeted award amount is fixed, the target number of PSUs, if any, will vest in eight quarterly installments, subject to recipients' continued service, beginning on February 15, 2018. The compensation expense associated with the PSUs is recognized using the accelerated method. No expense was recorded in 2017 as the Company determined that the performance conditions were not met.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation to Employees
All stock-based compensation to employees is measured based on the grant-date fair value of the awards and is generally recognized in the Company's statement of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). Except for the stock options assumed and granted related to Jiff acquisition, the Company estimates the fair value of stock options granted using the Black-Scholes option-valuation model. For restricted stock units, fair value is based on the closing price of the Company's Class B common stock on the grant date. Compensation cost is generally recognized over the vesting period of the applicable award using the straight-line method. For awards with performance based and service vesting conditions, compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied based on the accelerated attribution method.
The assumptions used in the Black-Scholes option-pricing model were determined as follows:
Volatility. Since the Company does not have enough trading history for its Class B common stock, the expected volatility was derived from the historical stock volatilities of peer group companies within the Company's industry. In evaluating peer companies, the Company considered factors such as nature of business, customer base, service offerings and markets served.
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
In addition to assumptions used in the Black-Scholes option-pricing model, prior to the adoption of ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment” in 2017, the Company estimated a forfeiture rate to calculate the stock-based compensation for its awards based on an analysis of its actual forfeitures. The Company used historical data to estimate pre-vesting option forfeitures and recorded stock-based compensation expense only for those awards that are expected to vest. With the adoption of ASU 2016-09, the Company no longer estimates forfeitures but accounts for forfeitures as they occur.
Except for the stock options assumed and granted related to Jiff acquisition, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2017	2016	2015
Volatility	61%	45% - 47%	53%
Expected life (in years)	6.02	5.31 - 6.12	6.2
Risk-free interest rate	2.03%	0.95 - 1.37%	1.38%-1.91%
Dividend yield	—%	—%	—%
Weighted-average fair value of underlying common stock	$3.60	$3.16	$8.95
The options assumed and awarded in connection with the acquisition of Jiff were valued using the Monte Carlo simulation model. The relevant assumptions used in the Monte Carlo simulation model are presented in the table below. The Monte Carlo simulation model considers vesting schedules, stated expiration dates and potential early exercises based on market performance in determining the effective holding period for the options.

	Year Ended December 31,
	2017	2016	2015
Volatility	75%	*	*
Risk-free interest rate	2.35%	*	*
Dividend yield	—%	*	*
* The Company has not used the Monte Carlo simulation model prior to the acquisition of Jiff.

Note 13. Stockholders' Equity
Common Stock
As of December 31, 2017, the Company had 52,853,400 shares of Class A common stock and 81,685,875 shares of Class B common stock outstanding. As of December 31, 2016, the Company had 54,295,405 shares of Class A common stock and 50,015,518 shares of Class B common stock outstanding.
Transactions with SAP Technologies, Inc.
In May 2016, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with SAP Technologies, Inc. (“SAP”) pursuant to which it sold and issued to SAP 4.7 million shares of its Class B Common Stock and a warrant (the “Warrant”), which gave SAP right to purchase up to 1.9 million shares of the Company's Class B Common Stock for an exercise price of $4.91, subject to certain conditions. The net proceeds from this transaction were $17.8 million, net of issuance costs, and are being used for working capital and other general corporate purposes.

The Warrant was set to expire four years from the date the Company enters into agreements with SAP related to the distribution and the reselling of the Company’s solutions (the “Alliance Agreement”) within a prescribed period. In the second quarter of 2017, the Company and SAP modified the Warrant to extend the time period allowed to execute the Alliance Agreement from May 17, 2017 to November 17, 2017. However, the Alliance Agreements were not executed prior to that date and as a result, the Warrant expired.

The shares and Warrant were considered freestanding instruments from each other and were classified within stockholders’ equity. Initially, upon execution of the Securities Purchase Agreement, the Company preliminarily allocated the net proceeds to the shares and Warrant and also to a customer prepayment liability classified within accrued expenses and other current liabilities that represented the future obligations under the Alliance Agreement. The Company updated its preliminary allocation of the net proceeds as a result of the modification of the Warrant in the second quarter of 2017, which resulted in a change in classification of customer prepayment liability into other assets. Subsequent to expiration, during the fourth quarter of 2017, the Company released the associated other asset in the consolidated balance sheet and recorded a $1.1 million non-cash charge in other income, net in the consolidated statement of operations. The expiration did not result in a change to the amounts recorded within stockholders' equity.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Income Taxes
The components of loss before income tax benefit were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(60,777)	$(58,548)	$(79,920)
As a result of the Company's history of net operating losses and full valuation allowance against its deferred tax assets, there was no current or deferred income tax provision for the years ended December 31, 2016 and 2015. For the year ended December 31, 2017, the Company recorded a tax benefit of $5.2 million as a result of the acquisition of Jiff in April 2017. This tax benefit is a result of the partial release of its existing valuation allowance since the acquired deferred tax liabilities from Jiff will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed.
Reconciliations of the statutory federal income tax rate and the Company's effective tax rate consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax at federal statutory rate	$(20,664)	$(19,812)	$(27,173)
State statutory rate (net of federal benefit)	(2,479)	(1,259)	(1,560)
Non-deductible stock compensation	106	1,594	2,334
Effect of U.S. tax law change	54,574	—	—
Change in valuation allowance	(33,098)	14,365	24,332
Benefit associated with Jiff Acquisition	(5,206)	—	—
Other	1,561	5,112	2,067
	$(5,206)	$—	$—

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's net deferred tax assets were as follows (in thousands):

	As of December 31,
Deferred tax assets:	2017	2016
Net operating loss carryforwards	$105,247	$105,100
Deferred rent	474	580
Accrued compensation	2,792	1,291
Stock-based compensation	7,530	6,369
Other reserves and accruals	78	3
Property and equipment	283	649
Deferred revenue	1,729	3,879
	118,133	117,871
Valuation allowance	(112,968)	(117,871)
Deferred tax assets, net of valuation allowance	5,165	—
Deferred tax liability:
Intangibles	(5,165)	—
Deferred tax liability	(5,165)	—
Total	$—	$—
The Company has provided a full valuation allowance for its deferred tax assets as of December 31, 2017 and 2016, due to the uncertainty surrounding the future realization of such assets. Therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

The valuation allowance decreased by $4.9 million and increased by $14.6 million during the years ended December 31, 2017 and 2016, respectively. The decrease in the valuation allowance for the year ended December 31, 2017 was related to a decrease in the U.S. corporate federal income tax rate from 34% to 21%, as well as the acquired deferred tax liabilities from Jiff.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act of 2017 (the “Act”) into law. The new legislation decreases the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The Act also includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses and repeal of the Alternative Minimum Tax regime. The Company has calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a net decrease related to deferred tax assets and deferred tax liabilities of $54.6 million, with a corresponding offsetting change in valuation allowance of $54.6 million for the year ended December 31, 2017.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the adjustment to deferred taxes was a provisional amount and a reasonable estimate at December 31, 2017. The determination of the benefit from income taxes requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. Given that the Company is still in the transition period for the accounting for income tax effects of the Act, the current assessment on deferred tax assets is based on the currently available information and guidance. If in the future any element of the tax reform changes the related accounting guidance for income tax, it could affect the Company’s income tax position, and the Company may need to adjust the benefit from (provision for) income taxes accordingly.
As of December 31, 2017, the Company had approximately $421.6 million of federal and $276.7 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards begin to expire in 2028 and 2028, respectively.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, the Company also had approximately $9.0 million and $9.8 million of research and development tax credit carryforwards available to reduce future taxable income, if any, for federal and California purposes, respectively. The federal credit carryforwards expire beginning in 2028, and the California research credits do not expire and may be carried forward indefinitely.
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
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Gross unrecognized tax benefits at the beginning of the year	$13,568	$9,540	$7,214
Increases for tax positions of prior years	—	—	133
Decreases for tax positions of prior years	(626)	(125)	(346)
Increases for tax positions related to the current year	5,946	4,153	2,539
Gross unrecognized tax benefits at the end of the year	$18,888	$13,568	$9,540
As of December 31, 2017, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the Company's tax rate.

There were no material changes to the unrecognized tax benefits in the year ended December 31, 2017, and the Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
The Company's policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. Due to the Company's net operating loss position, the Company has not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2017, 2016 or 2015.

Note 15. Net Loss per Share
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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the calculation of basic and diluted net loss per share for the Company's common stock (in thousands, except per share data):

	Year Ended December 31,
	2017		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(23,720)	$(31,851)	$(31,610)	$(26,938)	$(48,116)	$(31,804)
Weighted-average shares used to compute basic and diluted net loss per share	53,582	71,952	54,421	46,377	56,444	37,309
Basic and diluted net loss per share	$(0.44)	$(0.44)	$(0.58)	$(0.58)	$(0.85)	$(0.85)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock options and restricted common stock	19,669	18,185	16,247
Warrants	115	2,020	115
	19,784	20,205	16,362
Note 16. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Under the plan, participating employees may defer up to 100% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. Effective January 1, 2015, the Company began matching a portion of the employee contributions. The Company's contribution expense totaled $1.1 million, $1.0 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 17. Reduction in Workforce
On May 10, 2016, the Company’s Board of Directors committed to a program to reduce the Company’s workforce in order to reduce expenses, align its operations with evolving business needs and improve efficiencies. Under this program, the Company undertook an initiative to reduce its workforce by approximately fourteen percent. For the year ended December 31, 2016, the Company incurred charges of $0.8 million, all of which were related to severance costs. As of December 31, 2016, all costs have been fully paid out.

Note 18. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in years 2017 and 2016 (in thousands, except per share data):

	Quarter Ended (1)
	Mar 31, 2017	Jun 30, 2017	Sept 30, 2017	Dec 31, 2017
Total revenue	$27,745	$32,099	$34,572	$37,013
Gross profit	19,511	19,600	21,551	23,583
Net loss	(14,809)	(13,717)	(18,487)	(8,558)
Net loss per share, basic and diluted	(0.14)	(0.11)	(0.14)	(0.06)

(1)
On April 3, 2017, the Company acquired Jiff. Jiff has been included in our consolidated results of operations starting on the acquisition date. Please refer to Note 3–Business Combinations for additional information on this acquisition.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
	Mar 31, 2016	Jun 30, 2016	Sept 30, 2016	Dec 31, 2016
Total revenue	$22,717	$23,585	$25,501	$29,897
Gross profit	13,468	14,641	17,535	21,496
Net loss	(21,355)	(16,692)	(11,403)	(9,098)
Net loss per share, basic and diluted	(0.22)	(0.17)	(0.11)	(0.09)

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”

(2) Financial Statement Schedules:

Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits:

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 4, 2017, by and among Castlight Health, Inc., Neptune Acquisition Subsidiary, Inc. and Jiff, Inc.	8-K	0001-36330	January 4, 2017	2.1

3.1	Restated Certificate of Incorporation.	10-Q	001-36330	May 12, 2014	3.1

3.2	Amended and Restated Bylaws.	10-Q	001-36330	May 12, 2014	3.2

4.1	Form of Class A Common Stock Certificate.	S-8	333-194566	March 14, 2014	4.8

4.2	Form of Class B Common Stock Certificate.	S-1	333-193840	March 3, 2014	4.1

4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 26, 2012, by and among the Registrant and certain of its stockholders.	S-1	333-193840	February 10, 2014	4.2

4.4	Warrant issued to SAP Technologies, Inc.	8-K	001-36330	May 18, 2016	4.1

4.5	Securities Purchase Agreement dated May 16, 2016, between Castlight Health, Inc. and SAP Technologies, Inc.	8-K	001-36330	May 18, 2016	10.1

10.1**	Form of Indemnification Agreement.	S-1	333-193840	March 3, 2014	10.1

10.2**	2008 Stock Incentive Plan and forms of stock option agreement thereunder and restricted stock agreement.	S-1	333-193840	March 3, 2014	10.2

10.3**	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement and stock bonus agreement.	S-1	333-193840	March 3, 2014	10.3

10.4**	2014 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-193840	March 3, 2014	10.4

10.5**	Form of restricted stock unit agreement; performance based	10-Q	001-36330	August 5, 2015	10.2

10.6**	Job Offer Letter, dated as of September 6, 2012, by and between the Registrant and John C. Doyle.	S-1	333-193840	February 10, 2014	10.6

10.7**	Double Trigger Acceleration Policy.	S-1	333-193840	February 10, 2014	10.9

10.8	2012 Sublease Agreement by and between National Union Fire Insurance Company of Pittsburgh, Pa. and the Registrant, with Consent to Sublease Agreement, dated as of August 9, 2012.	S-1	333-193840	February 10, 2014	10.10

10.9	Master Services Agreement, dated as of November 28, 2012; First Service Addendum, dated as of November 28, 2012; and Business Associate Agreement, dated as of September 11, 2012, in each case by and between the Registrant and the Administrative Committee of the Wal-Mart Stores, Inc., Associates’ Health and Welfare Plan.	S-1	333-193840	March 3, 2014	10.11

10.10	Lease Agreement by and between 150 Spear Street, LLC and the Registrant, dated May 21, 2015.	10-Q	001-36330	August 5, 2015	10.1

10.11	Amendment to the Lease Agreement by and between 150 Spear Street, LLC and the Company.	10-Q	001-36330	November 2, 2016	10.15

10.12**	Job Offer Letter, dated as of October 7, 2014, by and between the Registrant and John McCracken	10-K	001-36330	March 1, 2017	10.12

10.13**	Form of Executive Severance Agreement	8-K	001-36330	July 11, 2016	10.1

10.14	Amendment to warrant issued to SAP Technologies, Inc.	8-K	001-36330	April 26, 2017	99.2	0.01016

10.15**	Job Offer Letter, dated as of January 4, 2017, by and between the Registrant and Derek Newell.	10-Q	001-36330	April 28, 2017	10.17

10.16	Second Amended and Restated Loan and Security Agreement, as of April 3, 2017, by and among Silicon Valley Bank, Jiff Inc., and Castlight Health, Inc.	8-K	001-36330	April 3, 2017	10.1
21.1	Subsidiaries of the Registrant.						X

23.1	Consent of Independent Registered Public Accounting Firm.						X

24.1	Power of Attorney (see signature page of this annual report on Form 10-K).						X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.						X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.						X

32.1 *	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.						X

32.2 *	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.						X

99.1	Certain Excerpts from the Prospectus dated February 22, 2017 filed on February 22, 2017 pursuant to Rule424(b)(3) relating to the Registration Statement on Form S-4, as amended (No. 333- 215861) of the Registrant.	10-K	001-36330	March 1, 2017	99.1

101.INS	XBRL Instance Document						X

101.SCH	XBRL Taxonomy Schema Linkbase Document						X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
_______________________

*
The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

**	Indicates a management contract, compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, State of California.

CASTLIGHT HEALTH, INC.
Date:	March 1, 2018	By:	/s/ John C. Doyle
John C. Doyle
Chief Executive Officer, and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Doyle and Siobhan Nolan Mangini or either of them his or her true and lawful attorney-in-fact and agents, each with the full power of substitution and re-substitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ John C. Doyle	Chief Executive Officer, and Director	March 1, 2018
John C. Doyle	(Principal Executive Officer)

/s/ Siobhan Nolan Mangini	Chief Financial Officer	March 1, 2018
Siobhan Nolan Mangini	(Principal Financial Officer)

/s/ Eric Chan	Chief Accounting Officer	March 1, 2018
Eric Chan	(Principal Accounting Officer)

/s/ Bryan Roberts	Chairman of the Board of Directors	March 1, 2018
Bryan Roberts

/s/ Seth Cohen	Director	March 1, 2018
Seth Cohen

/s/ Michael L. Eberhard	Director	March 1, 2018
Michael L. Eberhard

/s/ David Ebersman	Director	March 1, 2018
David Ebersman

/s/ Derek Newell	Director	March 1, 2018
Derek Newell

/s/ Ed Park	Director	March 1, 2018
Ed Park

/s/ David B. Singer	Director	March 1, 2018
David B. Singer

/s/ Kenny Van Zant	Director	March 1, 2018
Kenny Van Zant