Form 10-Q
period 2018-03-31
CASTLIGHT HEALTH, INC.
filed 2018-05-10
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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

As of May 7, 2018, there were 51,923,213 shares of the Company’s Class A common stock outstanding and 84,139,213 shares of the Company’s Class B common stock outstanding.

______________________________________

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	As of
	March 31, 2018	December 31, 2017
		(as adjusted)(1)
Assets
Current assets:
Cash and cash equivalents	$48,174	$61,319
Marketable securities	26,433	32,025
Accounts receivable and other, net	33,129	21,933
Prepaid expenses and other current assets	3,632	3,991
Total current assets	111,368	119,268
Property and equipment, net	4,791	5,263
Restricted cash, non-current	1,325	1,325
Deferred commissions	25,830	27,512
Deferred professional service costs	12,318	12,480
Intangible assets, net	19,111	20,253
Goodwill	91,785	91,785
Other assets	2,150	1,997
Total assets	$268,678	$279,883
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,549	$3,907
Accrued expenses and other current liabilities	12,473	13,178
Accrued compensation	7,551	13,941
Deferred revenue	30,050	25,985
Total current liabilities	55,623	57,011
Deferred revenue, non-current	3,575	4,457
Debt, non-current	4,648	4,958
Other liabilities, non-current	2,594	1,900
Total liabilities	66,440	68,326
Commitments and contingencies
Stockholders’ equity:
Class A and Class B common stock	13	13
Additional paid-in capital	592,023	586,900
Accumulated other comprehensive loss	(20)	(22)
Accumulated deficit	(389,778)	(375,334)
Total stockholders’ equity	202,238	211,557
Total liabilities and stockholders’ equity	$268,678	$279,883
(1) Prior-period information has been adjusted for the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). See Note 2 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
		(as adjusted)(1)
Revenue:
Subscription	$32,989	$25,897
Professional services and other	3,490	1,806
Total revenue, net	36,479	27,703
Cost of revenue:
Cost of subscription (2)	9,174	4,246
Cost of professional services and other (2)	5,769	3,809
Total cost of revenue	14,943	8,055
Gross profit	21,536	19,648
Operating expenses:
Sales and marketing (2)	13,912	14,145
Research and development (2)	15,371	11,071
General and administrative (2)	6,825	8,998
Total operating expenses	36,108	34,214
Operating loss	(14,572)	(14,566)
Other income, net	128	192
Net loss	$(14,444)	$(14,374)
Net loss per share, basic and diluted	$(0.11)	$(0.14)
Weighted-average shares used to compute basic and diluted net loss per share	134,994	104,935
_______________________
(1)Prior-period information has been adjusted for the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). See Note 2 for a summary of adjustments.
(2)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2018	2017
		(as adjusted)
Cost of revenue:
Cost of subscription	$242	$127
Cost of professional services and other	301	246
Sales and marketing	1,138	2,154
Research and development	1,654	1,790
General and administrative	1,257	1,295

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
		(as adjusted)(1)
Net loss	$(14,444)	$(14,374)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale marketable securities	2	(19)
Other comprehensive income (loss)	2	(19)
Comprehensive loss	$(14,442)	$(14,393)
_______________________
(1)Prior-period information has been adjusted for the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). See Note 2 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
		(as adjusted)(1)
Operating activities:
Net loss	$(14,444)	(14,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,860	698
Stock-based compensation	4,592	5,612
Amortization of deferred commissions	2,853	1,933
Amortization of deferred professional service costs	946	887
Loss on sublease	916	—
Accretion and amortization of marketable securities	(131)	64
Changes in operating assets and liabilities:
Accounts receivable and others, net	(11,196)	(1,691)
Deferred commissions	(1,171)	(557)
Deferred professional service costs	(742)	(852)
Prepaid expenses and other assets	206	(1,183)
Accounts payable	1,783	177
Accrued expenses and other liabilities	(7,627)	(4,755)
Deferred revenue	3,183	3,129
Net cash used in operating activities	(18,972)	(10,912)
Investing activities:
Purchase of property and equipment	(388)	(166)
Purchase of marketable securities	(10,025)	(16,007)
Maturities of marketable securities	15,750	34,799
Net cash provided by investing activities	5,337	18,626
Financing activities:
Proceeds from the exercise of stock options	490	374
Payments of issuance costs related to equity	—	(612)
Net cash provided by (used in) financing activities	490	(238)

Net (decrease) increase in cash, cash equivalents and restricted cash	(13,145)	7,476
Cash, cash equivalents and restricted cash at beginning of period	62,644	49,866
Cash, cash equivalents and restricted cash at end of period	$49,499	$57,342

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$48,174	$56,198
Restricted cash	1,325	1,144
Total cash, cash equivalents and restricted cash	$49,499	$57,342
_______________________
(1)Prior-period information has been adjusted for the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). See Note 2 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Description of Business
Castlight Health, Inc. (“Castlight” or “the Company”) offers a comprehensive software-as-a-service platform that simplifies health benefits navigation for millions of employees. The Castlight platform matches employees to the best resources their employers make available to them - whether they are healthy, actively seeking medical care, or managing a condition - and motivates them to take the best steps for their health. Castlight helps employers generate more value from their benefits investments by helping to improve outcomes, lower health care costs, and increase benefits satisfaction. On April 3, 2017, the Company expanded into wellbeing through its acquisition of Jiff, Inc. (“Jiff”). Jiff's results of operations have been included in the Company’s Consolidated Statements of Operations beginning April 3, 2017. See Note 5–Business Combinations for more information on the Jiff acquisition. The Company was incorporated in the State of Delaware in January 2008. The Company's principal executive offices are located in San Francisco, California.
Note 2. Accounting Standards and Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include Castlight and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations, financial position and cash flows. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). All amounts and disclosures set forth in this Form 10-Q have been updated to comply with this update, as indicated by the “as adjusted” label.

Certain prior period amounts reported in the condensed consolidated financial statements and notes have been reclassified to conform to current period presentation.
Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates include, but are not limited to the determination of:

•The fair value of assets acquired and liabilities assumed for business combination;
•The amortization period for deferred commissions and deferred professional services costs;
•Variable consideration included in the transaction price of the Company’s contracts with customers;
•The standalone selling price of the performance obligations in the Company’s contracts with customers; and
•Assumptions used in the valuation of certain equity awards.

Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

Recently Adopted Accounting Pronouncements
In May 2014 the Financial Accounting Standards Board (“FASB”) issued ASC 606. ASC 606 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

exchange for those goods or services. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining and fulfilling a contract with a customer.

The key changes from adopting the new standard are:

•
Prior to the adoption of the new standard, the Company recognized revenue of the combined professional services and subscription deliverable over the contractual term of the subscription contract. For certain contracts, this included periods that were cancelable due to termination provisions. Under the new standard, the Company recognizes revenue for the combined professional services and subscription performance obligation over the non-cancelable term of the arrangement.  Additionally, prior to the adoption of the new standard, revenue related to variable fees was deferred until the fees became fixed or determinable.  Under the new standard, the Company estimates variable consideration at the most likely amount to which the Company expects to be entitled. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

•
Prior to the adoption of the new standard, the Company capitalized incremental and direct costs to obtain subscription contracts and amortized those costs over the non-cancelable portion of contracts. Under the new standard, the Company capitalizes all incremental costs to obtain subscription contracts and then amortizes those costs on a systematic basis that is consistent with the transfer to the customer of the goods or services to which those assets relate, which the Company has determined to be five years for initial subscription contracts or the contractual period for renewal subscription contracts.

•
Prior to the adoption of the new standard, the Company expensed costs to fulfill subscription contracts when they were incurred. Under the new standard, the Company recognizes as assets certain costs incurred to fulfill subscription contracts. Additionally, under the new standard, these costs are amortized on a systematic basis over a period that is consistent with the transfer to the customer of the goods or services to which those assets relate, which the Company has determined to be five years.

Select unaudited condensed consolidated balance sheet line items, which reflect the adoption of ASC 606 are as follows (in thousands):

	As of December 31, 2017
	Previously Reported	Adjustments	As adjusted
Assets
Accounts receivable and other, net	$20,761	$1,172	$21,933
Deferred commissions*	10,583	16,929	27,512
Deferred professional service costs	—	12,480	12,480
Liabilities and stockholders' equity
Deferred revenue	29,410	(3,425)	25,985
Deferred revenue, non-current	6,686	(2,229)	4,457
Accumulated deficit	(411,569)	36,235	(375,334)
_______________________
*As of December 31, 2017, Deferred commissions, current and non-current, were previously presented separately. The condensed consolidated balance sheet as of December 31, 2017 was reclassified to conform to the current period presentation.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASC 606 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2017
	Previously Reported	Adjustments	As adjusted
Revenue:
Subscription	$25,766	$131	$25,897
Professional services and other	1,979	(173)	1,806
Cost of revenue:
Cost of professional services and other	3,988	(179)	3,809
Operating expenses:
Sales and marketing	14,443	(298)	14,145
Operating loss	(15,001)	435	(14,566)
Net loss	(14,809)	435	(14,374)
Net loss per share, basic and diluted	(0.14)	—	(0.14)

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASC 606 are as follows (in thousands):

	Three Months Ended March 31, 2017
	Previously Reported	Adjustments	As adjusted
Operating activities:
Net loss	$(14,809)	$435	$(14,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,827	(215)	5,612
Amortization of deferred professional costs	—	887	887
Amortization of deferred commissions	2,089	(156)	1,933
Changes in operating assets and liabilities:
Deferred commissions	(416)	(141)	(557)
Deferred professional service costs	—	(852)	(852)
Deferred revenue	3,087	42	3,129

Summary of Significant Accounting Policies

Revenue Recognition

Revenues are derived primarily from contracts with customers for subscription services and professional services. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues do not include sales taxes.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Subscription Revenue. Subscription revenue recognition commences on the date that the Company’s subscription services are made available to the customer, which the Company considers to be the launch date, and subscription revenue is generally recognized over the contract term. Subscription contracts are generally three years in length and certain contracts include termination provisions.

Some of the Company’s subscription contracts include performance incentives that are generally based on engagement. Additionally, some of the Company’s subscription contracts include audit provisions. The Company considers fees related to performance incentives and audit provisions to be variable consideration. The Company estimates variable consideration at the most likely amount to which it expects to be entitled. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance as well as other information available to the Company. The Company reassesses its estimates related to variable consideration each reporting period and records adjustments when appropriate.

Professional Services and Other Revenue. Professional services and other revenue is primarily comprised of implementation services and communication services related to the Company's subscription service. Nearly all of the Company's professional services are sold on a fixed-fee basis.

The Company determined its implementation services are not capable of being distinct. Accordingly, the Company recognizes implementation services revenue in the same manner as the subscription service, beginning on the launch date. The Company determined its communication services are distinct and the associated revenue is recognized over time from the commencement of the communication services through the end of the contractual term.

Professional services and other revenue also includes revenue from products sold through the Company’s online marketplace and add-on subscription services made available from other ecosystem partners. These revenues are recognized on a net basis primarily because the Company acts as an agent in these contracts.

Contracts with Multiple Performance Obligations. Most of the Company’s contracts have multiple performance obligations consisting of subscription services and professional services, including implementation services and communication services. For arrangements with multiple performance obligations, the Company evaluates whether the individual performance obligations are distinct. If the performance obligations are distinct, revenue is recognized for the respective performance obligation separately. If one or more of the performance obligations are not distinct, the performance obligations that are not distinct are combined with the Company's subscription service, and revenue for the combined performance obligation is recognized over the term of the subscription service commencing on the launch date.

The Company has concluded that its subscription services and its communication services are distinct. Conversely, the Company has concluded that its implementation services are not distinct, primarily because these services are not capable of being distinct as the customer cannot benefit from the implementation services on their own. Accordingly, the Company considers the separate performance obligations in its multiple performance obligation contracts to be communication services and a combined performance obligation comprised of subscription services and implementation services.

The transaction price for arrangements with multiple performance obligations is allocated to the separate performance obligations based on their standalone selling price. The Company determines standalone selling prices based on its overall pricing objectives taking into consideration market conditions and other factors, including the value of the contracts, the subscription services sold, and customer demographics.

Contract Balances

The Company records a contract asset when revenue is recognized prior to invoicing. Contract assets are presented within accounts receivable and other in the accompanying condensed consolidated balance sheet. A contract liability represents deferred revenue.

Deferred revenue consists of professional services and cloud-based subscription services that have been billed in advance of revenue being recognized. The Company invoices its customers for its cloud-based subscription services based on

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the terms of the contract, which can be annual, quarterly or monthly installments. Deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as non-current.

Accounts Receivable and Other

Accounts receivable are recorded when invoiced and at the invoiced amount, net of allowances for doubtful accounts, which are not significant for any period presented. When accounts receivable are recorded, the related revenue may not commence until a later date depending on the nature of the services invoiced.

Deferred Commissions

Deferred commissions are the incremental costs that are incurred to obtain contracts with customers and consist primarily of sales commissions paid to the Company's sales force and channel partners. The commissions for initial contracts are deferred and amortized on a straight-line basis over a period of benefit that the Company has determined typically to be five years. The Company determined the period of benefit by taking into consideration the expected life of its subscription contracts, the expected life of the technology underlying its subscription services and other factors. The commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. The deferred commission amounts are recoverable through the Company’s future revenues. Amortization of deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. All costs deferred are reviewed for impairment periodically.

Deferred Professional Service Costs

Deferred professional services costs are the direct costs incurred to fulfill subscription contracts that occur prior to the launch of the Company’s subscription services. Professional service costs, which primarily consist of employee related expenses attributable to launch activities, are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined typically to be five years for the same reasons as described in the deferred commissions disclosure above. Deferred professional service costs are recoverable through future revenues. Amortization of deferred professional service costs is included in cost of professional services and other revenue in the accompanying condensed consolidated statements of operations. All costs deferred are reviewed for impairment periodically.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). The guidance will require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance will be effective for the Company beginning January 1, 2019 and early adoption is permitted. The Company is evaluating the full effect the adoption will have on its financial condition, results of operations, and disclosures. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the impact of adoption on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The provisions in ASU 2018-02 allow for a reclassification from accumulated other comprehensive income to retained earnings to eliminate the stranded tax effects resulting from the change in federal corporate income tax rate in the Tax Cuts and Jobs Act enacted in December 2017. The Company is required to adopt ASU 2018-02 on January 1, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of ASU 2018-02 is not expected to have a significant impact on the Company’s financial position or results of operations.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Revenue, Deferred Revenue, Contract Balances and Performance Obligations

The Company sells to customers based in the United States.

Deferred revenue as of March 31, 2018 and December 31, 2017 was $33.6 million and $30.4 million, respectively. Contract assets as of March 31, 2018 and December 31, 2017 were $1.7 million and $1.2 million, respectively.

$15.9 million and $12.1 million of revenue was recognized during the three months ended March 31, 2018 and 2017, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. Cumulative catch-up adjustments arising from changes in estimates of transaction price were immaterial during the three months ended March 31, 2018 and 2017.
The aggregate balance of remaining performance obligations from non-cancelable contracts with customers as of March 31, 2018 was $174.0 million. The Company expects to recognize approximately 70% of this balance over the next 12 months, with the remaining balance recognized thereafter. Remaining performance obligations are defined as deferred revenue and amounts yet to billed for the non-cancelable portion of our contracts.
Note 4. Deferred Costs

Changes in the balance of total deferred commissions and total deferred professional service costs during the three months ended March 31, 2018 are as follows (in thousands):

	As of December 31, 2017		Expense recognized	As of March 31, 2018
	(as adjusted)*	Additions
Deferred commissions	$27,512	$1,171	$(2,853)	$25,830
Deferred professional service costs	12,480	784	(946)	12,318
Total deferred commissions and professional service costs	$39,992	$1,955	$(3,799)	$38,148
______________________
*See Note 2 for a summary of adjustments.

    These costs are reviewed for impairment periodically and no material impairment charges were recorded for the three months ended March 31, 2018.

Note 5. Business Combinations

On April 3, 2017, the Company completed its acquisition of Jiff, Inc. Prior to its acquisition, Jiff provided an enterprise health benefits platform that served as a central hub for employee wellbeing and employee benefit programs. The acquisition enabled the Company to offer a wellbeing platform, healthcare decision support and a benefits hub in one comprehensive package. The Company acquired Jiff for approximately 27,000,000 in shares and options.

At the closing of the transaction on April 3, 2017, Venrock, a holder of more than 5% of the Company’s capital stock, acquired a total of 3,965,979 shares of the Company’s Class B common stock in exchange for its shares of Jiff capital stock. Bryan Roberts, who is the chairman of the Company’s board of directors is also a partner at Venrock. Accordingly, the business combination was considered a related party transaction.

The Company’s board appointed a special committee, comprised solely of disinterested directors, to which it delegated the full and exclusive power, authority and discretion to evaluate, assess, and approve the Jiff transaction on its behalf, including retaining a financial advisor for an opinion on the fairness of the financial conditions of the transaction. The transaction was approved solely by the special committee, which concluded that the transaction terms were fair to the Company and that the transaction was in the best interests of the Company and its stockholders.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As part of the merger, all options to purchase Jiff common stock held by Jiff employees who became employees of the combined company were converted into options to purchase the Company’s Class B common stock. Additionally, certain stockholders and option holders were to receive an aggregate of 1,000,000 shares of the Company’s Class B common stock or options to purchase the Company’s Class B common stock if the Jiff business achieved at least $25 million in revenue in 2017, and an aggregate of 3,000,000 shares of Class B common stock or options to purchase the Company’s Class B common stock if the Jiff business achieved at least $25 million in net new bookings during 2017 (“the milestones”). As of December 31, 2017, the Company evaluated and determined that both milestones were not met.

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

The Company determined that the contingent consideration shares associated with the milestones are one unit of account, and classified the contingent consideration as a liability as the arrangement can be settled in a variable number of shares and is not considered fixed-for-fixed. The Company determined that the fair value of the contingent consideration liability was $0.7 million at the date of the acquisition. The fair value was estimated by applying the Monte Carlo simulation model, based on the probability of completing the milestones and the changes in the fair value of the Company’s common stock. As of December 31, 2017, the Company reversed the contingent consideration liability as the milestones were not met.

The allocation of purchase consideration to assets acquired and liabilities assumed is not yet finalized. The Company continues to evaluate the fair value of certain assets and liabilities related to the acquisition of Jiff. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The preliminary estimated fair values of assets acquired and liabilities assumed may be subject to change as additional information is received.

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

The Company has included the financial results of Jiff in the Company’s condensed consolidated statements of operations from the date of acquisition.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Jiff as if the companies were combined as of the beginning of 2016 (the beginning of the comparable prior reporting period in the year of acquisition). The unaudited pro forma condensed combined financial information is presented for informational purposes only.

The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The unaudited pro forma financial information presented includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, stock-based compensation, and acquisition-related costs. In addition, the pro forma combined financial statements give effect to the adoption of the new standard.

The following table presents the unaudited pro forma condensed combined financial information for the periods presented, except for the financial information presented for the three months ended March 31, 2018 which is presented on an as-reported basis (in thousands):

	Three Months Ended March 31,
	2018	2017
Total revenue	$36,479	$31,345
Net loss	(14,444)	(18,467)

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Goodwill and Intangible Assets

Goodwill

Currently, all of the Company’s goodwill relates to the acquisition of Jiff. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. There were no changes to goodwill for the three months ended March 31, 2018.

Intangible assets, net

The following table sets forth the fair value components of identifiable acquired intangible assets (in thousands) and their estimated useful lives (in years) as of March 31, 2018 were as follows (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Acquired Intangibles, Net	Useful Life
	December 31, 2017	Additions	March 31, 2018	December 31, 2017	Expense	March 31, 2018	March 31, 2018
Customer relationships	$10,900	$—	$10,900	$(818)	$(272)	$(1,090)	9,810	10
Developed technology	10,600	—	10,600	(1,590)	(530)	(2,120)	8,480	5
Backlog	1,500	—	1,500	(664)	(148)	(812)	688	3
Other acquired intangible assets	900	—	900	(575)	(192)	(767)	133	1-3
Total identifiable intangible assets	$23,900	$—	$23,900	$(3,647)	$(1,142)	$(4,789)	$19,111

Amortization expense from acquired intangible assets for the three months ended March 31, 2018 was $1.1 million and is included in cost of subscription, and general and administrative and sales and marketing expenses.

Estimated amortization expense for acquired intangible assets for the following five years and thereafter is as follows (in thousands):

Remainder of 2018	$2,902
2019	3,505
2020	3,242
2021	3,210
2022	1,620
Thereafter	4,632
Total estimated amortization expense	$19,111

Note 7. Marketable Securities

All of the Company’s cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of March 31, 2018 and December 31, 2017, respectively, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2018
U.S. agency obligations	$17,413	$1	$—	$17,414
U.S. treasury securities	27,101	—	(21)	27,080
Money market mutual funds	8,159	—	—	8,159
	52,673	1	(21)	52,653
Included in cash and cash equivalents	26,219	1	—	26,220
Included in marketable securities	$26,454	$1	$(21)	$26,433

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
U.S. agency obligations	$19,366	$—	$—	$19,366
U.S. treasury securities	31,047	—	(22)	31,025
Money market mutual funds	6,115	—	—	6,115
	56,528	—	(22)	56,506
Included in cash and cash equivalents	24,481	—	—	24,481
Included in marketable securities	$32,047	$—	$(22)	$32,025

Note 8. Fair Value Measurements
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
There have been no changes in valuation techniques in the periods presented. There were no significant transfers between fair value measurement levels as of March 31, 2018 and December 31, 2017.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Level 1	Level 2	Total
March 31, 2018
Cash equivalents:
Money market mutual funds	$8,159	$—	$8,159
U.S. agency obligations	—	16,562	16,562
U.S. treasury securities	—	1,500	1,500
Marketable securities:
U.S. agency obligations	—	852	852
U.S. treasury securities	—	25,580	25,580
	$8,159	$44,494	$52,653

	Level 1	Level 2	Total
December 31, 2017
Cash equivalents:
Money market mutual funds	$6,115	$—	$6,115
U.S. agency obligations	—	18,366	18,366
Marketable securities:
U.S. agency obligations	—	1,000	1,000
U.S. treasury securities	—	31,025	31,025
	$6,115	$50,391	$56,506
Gross unrealized gains and losses for cash equivalents and marketable securities as of March 31, 2018 and December 31, 2017 were not material. The Company does not believe the unrealized losses represent other-than-temporary impairments based on the Company’s evaluation of available evidence as of March 31, 2018 and December 31, 2017.
There were no realized gains or losses during the three months ended March 31, 2018. All of the Company’s marketable securities at March 31, 2018 and December 31, 2017 mature within one year. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents.

Note 9. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	March 31, 2018	December 31, 2017
Leasehold improvements	$2,895	$2,915
Computer equipment	6,252	6,165
Software	1,149	1,149
Internal-use software	2,925	2,925
Furniture and equipment	1,178	1,293
Total	14,399	14,447
Accumulated depreciation	(9,608)	(9,184)
Property and equipment, net	$4,791	$5,263
Depreciation and amortization expense for the three months ended March 31, 2018 and 2017, was $0.7 million and $0.7 million, respectively. Depreciation and amortization are recorded on a straight-line basis.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Debt

Term Loan

In connection with the Company’s acquisition of Jiff, on April 3, 2017, the Company, Jiff and Silicon Valley Bank (“Bank”) agreed to refinance the existing term loan facility owed by Jiff to the Bank (the “Loan Agreement”) for approximately $5.6 million (the “Term Loan”). The Term Loan requires interest-only payments for the period May 2017 through September 2018, followed by 36 monthly payments of principal and interest. Obligations under the Term Loan accrue interest at a floating per annum rate equal to the greater of (A) the prime rate as published in the money rates section of The Wall Street Journal (“Prime Rate”) minus 1% or (B) 0%. Interest on the Term Loan is payable monthly. The maturity date of the Term Loan is September 1, 2021.

In addition to principal and interest payments, the Company is also required to pay $0.5 million as final payment on the earlier of maturity, termination or prepayment of the Term Loan. The Company accrues for the final payment over the life of the Term Loan using the effective interest method.

The future maturities of the Term Loan by year as of March 31, 2018 are as follows (in thousands):

Remainder of 2018	$620
2019	1,859
2020	1,859
2021(1)	1,240
Total future maturities of debt (2)	$5,578
_______________________
(1) Excludes the $0.5 million required to be paid as final payment on the earlier of maturity, termination or prepayment of the Term Loan.
(2) Includes $4.6 million classified as debt, non-current and $0.9 million classified as debt, current within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2018.

Revolving Line of Credit

The Loan Agreement also provides for an up to$25 million revolving credit facility (the “Revolving Line”). The Company may request borrowings under the Revolving Line prior to April 3, 2019, on which date the Revolving Line terminates. As of March 31, 2018, no borrowings have been made under the Revolving Line.

In relation to the Loan Agreement, the Company is subject to certain financial and reporting covenants. As of March 31, 2018, none of the financial covenants, which require the Company to maintain a certain minimum liquidity ratio, are applicable. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of March 31, 2018.

Note 11. Related Party Transactions and Variable Interest Entity

In 2015, the Company made a preferred stock investment of $4.1 million and entered into a strategic alliance with Lyra Health, Inc. ("Lyra"), a related party at the time of the investment. During the fourth quarter of 2017, the Company sold its investment in Lyra to a group of buyers that included related parties for a total selling price of $5.5 million.

Lyra was considered a related party to the Company because two of the Company’s directors, Dr. Roberts and Mr. Ebersman, serve on the Lyra board of directors and Mr. Ebersman is Lyra’s chief executive officer. Prior to the sale of the investment in Lyra, the Company determined that Lyra is a variable interest entity (“VIE”) and that it was not required to consolidate the operations of Lyra.

Because Lyra was a related party and potential buyers were also related parties, the Company formed an independent committee of the Company's board of directors (the "Independent Committee"), comprised solely of disinterested directors, to approve the sale. The Company also engaged an independent third-party valuation expert to assist in determining the fair value of the Company's investment in Lyra. Based in part on the valuation performed, the Company negotiated a selling price of $5.5 million, which the Independent Committee approved after concluding that the transaction terms were fair to the Company. The sale resulted in a pre-tax gain of $1.4 million which was recorded in other income, net within the consolidated statements of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 12. Commitments and Contingencies
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

In March 2018, the Company subleased a portion of its office located in Mountain View, California. As a result, the total rent obligation of the Company was reduced by $2.4 million. The Company recognized a one-time charge of $0.9 million loss from sublease, as a result of total anticipated sublease income on the operating lease being less than original lease obligations which is included in research and development expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2018.

There were no other material changes in the Company’s contractual obligations from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for a description of its contractual obligations.
Note 13. Stock Compensation
Restricted Stock Units

A summary of restricted stock unit activity for the three months ended March 31, 2018 is as follows:

	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2017	9,333,896	$4.03
Restricted Stock Units granted (1)	3,834,618	$3.63
Restricted Stock Units vested	(747,311)	$4.38
Restricted Stock Units forfeited and canceled (2)	(1,467,107)	$3.59
Balance as of March 31, 2018	10,954,096	$3.93
_______________________
(1) Includes 0.6 million performance stock units (“PSUs”) that were granted during the three months ended March 31, 2018.
(2) Includes PSUs that were granted in the prior year, which were canceled because performance targets were not achieved.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of March 31, 2018, there was a total of $39.0 million in unrecognized compensation cost related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of approximately 2.85 years.

During 2018, the Company awarded 0.6 million PSUs to certain employees. The number of shares that will eventually vest depends on achievement of performance targets for 2018, as determined by the compensation committee of the Company's board of directors, and may range from 0% to 150% of the targeted award amount. Once the performance is determined and a targeted award amount is fixed, the target number of PSUs, if any, will vest in eight quarterly installments, subject to recipients' continued service, beginning on February 16, 2019. The compensation expense associated with the PSUs is recognized using the accelerated method. For the period ended March 31, 2018, the Company recognized compensation expense of approximately $0.2 million related to performance awards.
Stock Options
A summary of stock option activity for the three months ended March 31, 2018 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2017	10,335,178	$2.83	$19,253
Stock option grants	134,000	$3.69
Stock options exercised	(309,242)	$1.58
Stock options forfeited and canceled	(513,651)	$14.37
Balance as of March 31, 2018	9,646,285	$2.27	$17,599
The total grant-date fair value of stock options granted during the three months ended March 31, 2018 was $0.3 million. There were no stock options granted during the three months ended March 31, 2017.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Three Months Ended March 31,
	2018	2017
Volatility	57%	—%
Expected life (in years)	6.06	0
Risk-free interest rate	2.72% - 2.74%	—%
Dividend yield	—%	—%
As of March 31, 2018, the Company had $3.0 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.4 years.
Note 14. Stockholders’ Equity
Common Stock
As of March 31, 2018, the Company had 52,432,553 shares of Class A common stock and 83,163,275 shares of Class B common stock outstanding.
Transactions with SAP Technologies, Inc.

In May 2016, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with SAP Technologies, Inc. (“SAP”) pursuant to which it sold and issued to SAP 4.7 million shares of its Class B Common Stock and a warrant (the “Warrant”), which gave SAP rights to purchase up to 1.9 million shares of the Company's Class B Common Stock for an exercise price of $4.91, subject to certain conditions. The net proceeds from this transaction were $17.8 million, net of issuance costs, and were used for working capital and other general corporate purposes.
The Warrant was set to expire four years from the date the Company enters into agreements with SAP related to the distribution and the reselling of the Company’s solutions (the “Alliance Agreement”) within a prescribed period. During the second quarter of 2017, the Company and SAP modified the Warrant to extend the time period allowed to execute the Alliance Agreement from May 17, 2017 to November 17, 2017. However, the Alliance Agreement was not executed prior to that date and as a result, the Warrant expired.
The shares and Warrant were considered freestanding instruments and were classified within stockholders’ equity. Initially, upon execution of the Securities Purchase Agreement, the Company preliminarily allocated the net proceeds to the shares, Warrant and a customer prepayment liability classified within accrued expenses and other current liabilities. However, as a result of the Warrant modification during the second quarter of 2017, the Company adjusted its allocation of the net proceeds, changing the classification of the customer prepayment liability to other assets. During the fourth quarter of 2017, the Company released the associated other asset and recorded a $1.1 million non-cash charge in other income, net in the consolidated statement of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 15. Income Taxes
The effective tax rate for the three months ended March 31, 2018 and 2017 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. As of March 31, 2018, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.

The Tax Cuts and Jobs Act enacted on December 22, 2017 resulted in substantial changes including reducing the US federal corporate income tax rate from 35 percent to 21 percent and requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Act creates new taxes starting in 2018 on certain foreign sourced earnings. The Company applied the guidance in SAB 118 and at December 31, 2017 recorded provisional estimates to re-measure deferred taxes and liabilities using the new 21 percent rate which resulted in a net decrease of $54.6 million, with a corresponding offsetting change in valuation allowance of $54.6 million .

During the three months ended March 31, 2018, the Company has not recorded any measurement period adjustments to the provisional estimates recorded at December 31, 2017.
Note 16. Net Loss per Share
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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2018		2017
			(as adjusted)*
	Class A	Class B	Class A	Class B
Net loss	$(5,646)	$(8,798)	$(7,436)	$(6,938)
Weighted-average shares used to compute basic and diluted net loss per share	52,764	82,230	54,288	50,647
Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.14)	$(0.14)
_______________________
*See Note 2 for a summary of adjustments.
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options and restricted stock units	20,601	16,933
Warrants	115	2,020
Total	20,716	18,953
.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

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

Channel Partnerships. We have relationships with channel partners, including Anthem, which complement our direct sales capabilities. These relationships allow deeper penetration into our market and enable us to promote our health benefits platform and products to create customer cross-selling opportunities.

Ecosystem Partnerships. We have relationships with digital health partners that integrate with our platform to provide a more streamlined experience for our customers and users. We also have over 1,000 third-party benefit solutions integrated with our products to enable effortless access to these programs to our users. We believe these partnerships enable a single user experience that is essential to drive engagement and increase user satisfaction.

Implementation Timelines. Our ability to convert backlog into revenue and improve our gross margin depends on how quickly we complete customer implementations. Our implementation timelines vary from customer to customer based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. Our implementation timelines for our products are typically 3 to 12 months after entering into an agreement with a customer.

Professional Services Model. We believe our professional services capabilities support the adoption of our subscription offerings. As a result, our sales efforts have been focused primarily on our subscription offering, rather than the profitability of our professional services business. Our professional services are generally priced on a fixed-fee basis and the costs incurred to complete these services, which consist mainly of personnel-related costs, have been greater than the amount charged to the customer. We also do not have standalone selling price for our implementation services for accounting purposes. Accordingly, we recognize implementation services revenue in the same manner as the associated subscription revenue. Prior to launching an individual customer, we incur significant costs associated with implementation activities, which we record as cost of revenue.

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

Signed Annual Recurring Revenue

	As of March 31,
	2018	2017
	(in millions)
Signed Annual Recurring Revenue	$163.9	$121.5

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

Our ARR as of March 31, 2018 was $163.9 million, compared with $121.5 million as of March 31, 2017, representing an increase of approximately 35%, primarily attributable to new customers and renewals. We expect ARR to increase as we sign additional customers and cross-sell to existing customers.

Annual Net Dollar Retention Rate

	Twelve Months Ended December 31,
	2017	2016
Annual Net Dollar Retention Rate	104%	94%

We assess our performance on customer retention by measuring our Annual Net Dollar Retention rate (“NDR”). We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our NDR provides a measurement of our ability to increase revenue across our existing customer base through expansion of our additional products to existing customers, increases in user counts for existing customers and customer renewals, as offset by terminations or pricing changes. We calculate NDR for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. In calculating NDR, we exclude one-time fees. NDR does not include subscriptions by new customers contracted since the end of the most recently completed year. We observed an annual net dollar retention rate of 104% and 94% for our signed customer base, for the years ended December 31, 2017 and 2016, respectively. The year over year increase in NDR was primarily due to the cross-sales of Jiff products into the legacy Castlight customer base.

Components of Results of Operations
Revenue

We generate revenue from subscription fees from customers for access to the products they select, including basic customer service support. We also earn revenue from professional services primarily related to the implementation of our offering, including extensive communications support to drive adoption by our customers’ employees and their dependents, products sold through our online marketplace and add-on subscription products made available from our other ecosystem partners.
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
Typically, we recognize subscription fees on a straight-line basis ratably over the contract term beginning when our products are implemented and ready for launch. Our customer agreements generally have a term of three years. We generally invoice our customers in advance on a monthly, quarterly or annual basis. Amounts that have been invoiced are initially recorded as deferred revenue. Amounts that have not been invoiced and the related revenues have been recognized are reflected as contract assets, recorded as accounts receivable in our condensed consolidated financial statements.

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

Our cost of subscription revenue is expensed as we incur the costs. The cost of professional services and other revenue, to the extent they are incurred and are directly attributable to fulfillment of performance obligations under a customer contract, are deferred and amortized over the benefit period of five years.

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses.
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses (including salaries, sales commissions and bonuses, benefits and stock-based compensation), travel-related expenses, marketing programs, amortization of intangibles related to customer relationships and allocated overhead. All commissions earned by our sales force and third party referral fees are deferred and amortized generally over a period of five years.

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
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017
Revenue:		(as adjusted)*
Subscription	90%	93%
Professional services and other	10%	7%
Total revenue, net	100%	100%
Cost of revenue:
Cost of subscription	25%	15%
Cost of professional services and other	16%	14%
Total cost of revenue	41%	29%
Gross margin percentage	59%	71%
Operating expenses:
Sales and marketing	38%	51%
Research and development	42%	40%
General and administrative	19%	32%
Total operating expenses	99%	123%
Operating loss	(40)%	(52)%
Other income, net	—%	1%
Net loss	(40)%	(51)%
_______________________
* Prior-period information has been restated for the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). See Note 2 for a summary of adjustments.
Revenue

	Three Months Ended March 31,
	2018	2017 (as adjusted)*	% Change	$ Change
	(in thousands, except percentages)
Revenue:
Subscription	$32,989	$25,897	27%	$7,092
Professional services and other	3,490	1,806	93%	1,684
Total revenue, net	$36,479	$27,703	32%	$8,776
_______________________
*See Note 2 for a summary of adjustments.

Total revenue for the three months ended March 31, 2018 increased by $8.8 million, or 32%, primarily due to customer launches that occurred in the trailing twelve months ended March 31, 2018, which contributed $7.2 million of the increase in total revenue year over year, including the impact of customers acquired through Jiff. The remaining increase is due to $0.8 million of professional services revenue related to our Anthem local business initiatives and an associated non-recurring professional services revenue of $0.5 million.

Costs and Operating Expenses

	Three Months Ended March 31,
	2018	2017 (as adjusted)*	% Change	$ Change
	(in thousands, except percentages)
Cost of revenue:
Subscription	$9,174	$4,246	116%	$4,928
Professional services and other	5,769	3,809	51%	1,960
Total cost of revenue	$14,943	$8,055	86%	$6,888
Gross margin (loss) percentage:
Subscription	72%	84%
Professional services and other	(65)%	(111)%
Total gross margin	59%	71%
Gross profit	$21,536	$19,648	10%	$1,888
_______________________
*See Note 2 for a summary of adjustments.
Cost of subscription revenue for the three months ended March 31, 2018 increased by $4.9 million, or 116%, compared with the same period in 2017. The overall increase was primarily due to increased employee compensation-related costs of $2.6 million, driven by headcount growth as a result of acquisition of Jiff in the second quarter of 2017. Also contributing to the increase was higher hosting and support costs of $0.3 million and $0.4 million, respectively, to support growth in our customer base. Additionally, amortization of acquired intangibles contributed to $0.7 million of the increase.

Cost of professional services revenue for the three months ended March 31, 2018 increased by $2.0 million or 51%, year over year. The increase is primarily due to a $1.6 million increase in employee compensation, mostly related to headcount growth as a result of the Jiff acquisition and a $0.5 million increase in third party services to support customer launches.
Gross margin for the three months ended March 31, 2018 decreased primarily due to revenue growth of 32% compared to an 86% growth in associated costs. We expect an initial decline in gross margin due to the acquisition of Jiff, as the Jiff functionality is in an early stage of launching clients during their rapid growth phase.

Sales and Marketing

	Three Months Ended March 31,
	2018	2017 (as adjusted)*	% Change	$ Change
	(in thousands, except percentages)
Sales and marketing	$13,912	$14,145	(2)%	$(233)
_______________________
*See Note 2 for a summary of adjustments.

Sales and marketing expense for the three months ended March 31, 2018 decreased by $0.2 million, or 2%, compared with the same period in 2017. The decrease was primarily due to a decrease in employee compensation-related expense of $1.5 million. This decrease was offset by an increase in third party referral fees of $0.9 million and an increase in amortization of acquired intangibles of $0.4 million.

Research and Development

	Three Months Ended March 31,
	2018	2017	% Change	$ Change
	(in thousands, except percentages)
Research and development	$15,371	$11,071	39%	$4,300

Research and development expense for the three months ended March 31, 2018 increased by $4.3 million, or 39%, compared with the same period in 2017. The overall increase was primarily due to an increase in employee compensation-related expenses of $2.7 million driven by headcount growth as a result of the Jiff acquisition, professional fees of $0.4 million and hosting costs of $0.3 million.

General and Administrative

	Three Months Ended March 31,
	2018	2017	% Change	$ Change
	(in thousands, except percentages)
General and administrative	$6,825	$8,998	(24)%	$(2,173)

General and administrative expense for the three months ended March 31, 2018 decreased by $2.2 million, or 24%, compared with the same period in 2017 due to costs associated with the acquisition of Jiff in April 2017.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(18,972)	$(10,912)
Net cash provided by investing activities	5,337	18,626
Net cash provided by (used in) financing activities	490	(238)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(13,145)	$7,476
As of March 31, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $74.6 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
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
On April 3, 2017, Castlight, Jiff and Silicon Valley Bank agreed to refinance the existing term loan facility owed by Jiff to the Silicon Valley Bank. The loan agreement provides for an approximately $5.6 million term loan and up to a $25 million revolving credit facility. Refer to Note 10 to the condensed consolidated financial statements for further information on our debt.
We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities
Cash used in operating activities for the three months ended March 31, 2018 and 2017 was $19.0 million and $10.9 million, respectively. The increase in cash used in operations resulted primarily from increased headcount. Cash used in operations reflected our net loss of $14.4 million for the three months ended March 31, 2018, adjusted by $11.0 million in non-cash expenses, including stock-based compensation of $4.6 million, depreciation and amortization of $1.9 million, amortization of deferred costs of $3.8 million and sublease loss of $0.9 million. Working capital uses of cash included an increase in accounts receivable of $11.2 million, primarily as a result of the timing of billings and collections. Other uses for working capital included an increase in other assets of $1.7 million, a decrease in accounts payable and other accruals of $5.8 million. These increases were partially offset by an increase in deferred revenue of $3.2 million, primarily as a result of an increase in the amount billed year-over-year due to an increase in launched customers.
Investing Activities
Cash provided by investing activities for the three months ended March 31, 2018 and 2017 was $5.3 million and $18.6 million, respectively. Net cash provided by investing activities was primarily attributable to $5.7 million of maturities, purchases and sales of marketable securities, and $0.4 million of purchases of property and equipment.
Financing Activities
Cash provided by (used in) financing activities for the three months ended March 31, 2018 and 2017 was $0.5 million and ($0.2 million), respectively. Net cash provided by financing activities during the three months ended March 31, 2018 was primarily attributable to proceeds from the exercise of employee stock options.
Contractual Obligations and Commitments
Our principal commitments primarily consist of obligations under leases for office space and a term loan facility with Silicon Valley Bank and co-location facilities for data center capacity. Our existing lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised these options. See Note 10 and Note 12 to the condensed consolidated financial statements for a discussion of our term loan and lease commitments, respectively.

Other than the term loan and lease commitments discussed in Note 10 and Note 12, respectively, to the condensed consolidated financial statements, we do not have commitments under lines of credit, or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of March 31, 2018.
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
Critical Accounting Policies and Estimates

Effective January 1, 2018, we adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Except for the accounting policies for use of estimates, revenue recognition, accounts receivable, deferred commissions, and deferred professional service costs that were updated as a result of adopting ASC 606, during the three months ended March 31, 2018, there were no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $74.6 million as of March 31, 2018 and $93.3 million as of December 31, 2017. These are invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital and other general corporate purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $0.1 million market value reduction in our investment portfolio as of March 31, 2018. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.1 million as of March 31, 2018. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

We also have interest rate exposure as a result of our loan agreement, which provides a term loan and revolving credit facility, as described in Note 10 to the condensed consolidated financial statements. We currently do not hedge this risk. As of March 31, 2018, we had $5.6 million of borrowings outstanding under the term loan and no borrowings outstanding under the revolver. Borrowings outstanding under the term loan and revolver are subject to variable interest rates based on the prime rate as published in the money rates section of The Wall Street Journal. Changes in the prime rate will affect the interest on borrowings under the loan agreement. However, a 50-basis point increase in the interest rate on the term loan would not materially increase interest expense during 2018.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2018, we implemented changes to our revenue recognition policies and processes to support the adoption of ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). We have also updated internal controls over financial reporting to ensure compliance with the new accounting and disclosure rules.

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
Our sales strategy relies in part on relationships we have developed with health plans, benefits consultants, brokers and other industry participants, and we are continuing to invest in, and expect to continue to increase our reliance on, these relationships with channel partners to access customers and grow our overall sales. However, there can be no assurance that our channel partner relationships will be successful, or will result in access to additional customers or growth in sales. Our channel partnerships do not always meet our expectations and could fail for a variety of reasons, including changes in our partners’ business priorities, insufficient or misaligned incentives for our partners’ to assist us with sales, competition, or other factors.

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

Prior to our acquisition of Jiff, we derived a substantial majority of our revenue from sales of our legacy care guidance platform, and our longer-term operating results and continued growth depend in part on our ability to successfully develop and sell new products and services that our new and existing customers want and are willing to purchase. In addition to our legacy core Castlight platform (now marketed as our care guidance solution), we continue to introduce a number of products and cross-sells, such as our latest offering of Castlight Complete, Care Guidance, Wellbeing, Elevate and Engage, but it is uncertain whether these products and services will result in significant revenue or comprise a significant portion of our total revenue. In addition, based on our belief that our customers are interested in acquiring wellness-related products, we have devoted substantial efforts to our acquisition of Jiff, and expect to continue to devote substantial efforts to the integration and expansion of the Jiff business. We have also invested, and will continue to invest, significant resources in research and development to enhance our existing offering and introduce new high quality products and services. If existing customers are not willing to make additional payments for such new products, or if new customers do not value such new products, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively communicated and brought to market.
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

The market for our products and services is competitive, and we expect the market to attract increased competition, which could make it hard for us to succeed. We currently face competition for portions of our offering from a range of companies, including healthcare information technology companies and specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. Our market is in an early stage of development, but is rapidly evolving and competitive. We currently face competition from both existing and emerging vendors across a variety of categories, from specialists in the care guidance and wellbeing areas of the market, to broader offerings that compete with our full healthcare navigation platform. There are a number of independent companies we compete with across the various functions of our health navigation platform. Care guidance competitors include Accolade, ClearCost Health, Compass, Healthcare Bluebook, and Quantum Health. Wellbeing competitors include Limeade, Redbrick Health, VirginPulse, and Vitality. Platform competitors include Evive, HealthAdvocate, Sharecare, and Welltok.
     In addition, large, well-financed health plans, with whom we cooperate and on whom we depend in order to obtain the pricing and claims data we need to deliver our offering to customers, have in some cases developed their own wellbeing and care guidance tools and provide these solutions to their customers at discounted prices or often for free. These health plans include, for example, Aetna Inc., Cigna Corporation, Health Services Corporation, and UnitedHealth Group, Inc. Competition from specialized software and solution providers, health plans and other parties may result in pricing pressure, which may lead to price decline in certain product segments, which could negatively impact our sales, profitability and market share. In addition, if health plans perceive continued cooperation with us as a threat to their business interests, they may take steps that impair our access to pricing and claims data, or that otherwise make it more difficult or costly for us to deliver our offering to customers.

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
We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, our revenue has increased from $27.7 million for the three months ended March 31, 2017 to $36.5 million for the three months ended March 31, 2018. Future revenues may not grow at these same rates or may decline. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the reduction in workforce we implemented in 2016, or disposing of, or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. We must also attract, train and retain a significant number of qualified personnel in key areas such as research and development, sales and marketing, customer support, professional services, and management, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters is located in the San Francisco Bay Area.
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

We may experience additional challenges with managing our growth relating to our acquisition of Jiff. We expect that the operation and integration of the acquired technologies will require substantial financial costs and substantial management attention. If we fail to effectively manage the integration process in a timely manner, our business and financial results may suffer.
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
If our security measures are breached and customer’s data are compromised, our offering may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed and we could lose sales and customers.
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
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for at least fiscal year 2018. We experienced net losses of $14.4 million, $51.9 million, $58.7 million, and $79.9 million during the three months ended March 31, 2018 and the years ended December 31, 2017, 2016 and 2015, respectively. As of March 31, 2018, we had an accumulated deficit of $389.8 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. In addition, as a result of our acquisition of Jiff, we have incurred substantial transaction costs and expect to incur further increases in our cost of revenue and operating expenses in connection with the integration of the Jiff and Castlight functionalities and costs to acquire customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, if at all.
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

Following our acquisition of Jiff, we may be unable to integrate successfully the technologies of Castlight and Jiff and realize the anticipated benefits of the transaction.

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
Our market is immature and volatile, and it is uncertain whether we will achieve and sustain high levels of demand and market adoption. Our success depends to a substantial extent on the willingness of employers to increase their use of our health benefits platform, the ability of our products to increase employee engagement, as well as on our ability to demonstrate the value of our offering to customers and their employees and to develop new products that provide value to customers and users. If employers do not perceive the benefits of our offering or our offering does not drive employee engagement, then our market might develop more slowly than we expect, or even shrink, which could significantly adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.

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

We are particularly subject to fluctuations in our quarterly results of operations since the costs associated with entering into customer agreements and implementing our offerings are generally incurred prior to launch, while we generally recognize revenue over the term of the agreement beginning at launch. In addition, some of our contracts with customers provide for one-

time bonus payments, or in some cases fee reductions, if our offering does, or does not, achieve certain metrics, such as a certain rate of employee engagement These bonuses or reductions may lead to additional fluctuations in our quarterly operating results. In certain contracts, employee engagement may refer to the number of first time registrations by employees of our customers and in other cases it may refer to return usage of our products by employees. Any fluctuations in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our Class B common stock.
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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the three months ended March 31, 2018 and 2017, our net cash used in operating activities was $19.0 million and $10.9 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation and integration of the Jiff business, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, it may be difficult to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
We depend on data centers operated by third parties for our offering, and any disruption in the operation of these facilities could adversely affect our business.
We provide our Castlight health benefits platform through computer hardware that is currently located in two geographically-dispersed third-party data centers in the U.S., each of which are operated by the same IT hosting company. Our Wellbeing services are hosted on Amazon Web Services hardware through virtual private clouds. Primary hosting is located at the U.S.-West availability zone in Oregon with disaster recovery/business continuity plan hosting located at the U.S.-East availability zone in Virginia. While we control and have access to our owned servers and all of the components of our network that are located in these external data centers, we do not control the operation of these facilities. The owners of our data centers and hosting services have no obligation to renew the agreements with us on commercially reasonable terms, or at all. If we are unable to renew these types of agreements on commercially reasonable terms, or if our data center operators and hosting services are acquired or cease operations, we may be required to transfer our servers and other infrastructure to new data center facilities or hosting services, and we may incur significant costs and possible service interruption in connection with doing so.

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
We prepare our financial statements in accordance with U.S. GAAP which are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. For example, effective January 1, 2018, we adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers. We adopted the requirements of the new standard utilizing the full retrospective method, which required the Company to recast prior reporting periods. While the adoption of the new standard did not change the cash flows we receive from our contracts with customers, the changes to our reporting practices and the potential fluctuations in our reported revenue could cause a decline and/or fluctuations in the price of our common stock.

The adoption of the new standard significantly impacted our costs to fulfill as well as our costs to obtain contracts with customers. For fulfillment costs, the new standard states that an entity shall recognize an asset from the costs incurred to fulfill a contract if certain criteria are met. Similar to fulfillment costs, for costs to obtain a contract (which are primarily sales commissions and broker fees), the standard states that costs to obtain a contract shall be amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Prior to adoption, we expensed costs to fulfill a contract when they were incurred, capitalized certain sales commissions and amortized those costs over the non-cancelable portion of our subscription contracts. Under the new standard, the amortization period for our costs to obtain a contract could be longer. Additionally, the timing of revenue recognition for certain of our revenue arrangements was impacted by the changes imposed by the new standard. Any difficulties in implementation of changes in accounting standards, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
Our offices may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, our headquarters is located in the San Francisco Bay Area, a region known for seismic activity. Any disruptions in our operations related to the repair or replacement of our office could negatively impact our business and results of operations and harm our reputation. In addition, we may not carry business insurance sufficient to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, results of operations and financial condition. In addition, the facilities of significant customers, health plans or major strategic partners may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.

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

Because of our dual class common stock structure, the holders of our Class A common stock, who in large part consist of our founders, early investors, directors, executives, employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they own less than 50% of the outstanding shares of our Class A and Class B common stock, combined. As of March 31, 2018, holders of our Class A common stock owned approximately 39% of the outstanding shares of our Class A and Class B common stock, combined, however, holders of our Class A common stock, including our executive officers and directors and their affiliates, have approximately 86% of the voting power of our outstanding capital stock with respect to the matters specified above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
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

•
Amendment of the anti-takeover provisions of our restated certificate of incorporation require super majority approval by holders of at least two-thirds of our outstanding Class A and Class B    common stock, combined. and

•
In certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of March 31, 2018, holders of our Class A common stock owned approximately 39% and holders of our Class B common stock owned approximately 61% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 86% and holders of our Class B common stock have approximately 14% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 39% and holders of our Class B common stock have approximately 61% of the total votes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Unregistered Sales of Equity Securities
None

(b)	Use of Proceeds from Public Offering of Common Stock
None

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

CASTLIGHT HEALTH, INC.
Date:	May 10, 2018	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
Chief Financial Officer (Principal Financial Officer)