Form 10-Q
period 2018-06-30
CASTLIGHT HEALTH, INC.
filed 2018-08-01
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

As of July 27, 2018, there were 51,923,213 shares of the Company’s Class A common stock outstanding and 85,836,963 shares of the Company’s Class B common stock outstanding.

______________________________________

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	As of
	June 30, 2018	December 31, 2017
		(as adjusted)(1)
Assets
Current assets:
Cash and cash equivalents	$44,642	$61,319
Marketable securities	29,833	32,025
Accounts receivable and other, net	28,184	21,933
Prepaid expenses and other current assets	5,742	3,991
Total current assets	108,401	119,268
Property and equipment, net	5,247	5,263
Restricted cash, non-current	1,325	1,325
Deferred commissions	24,691	27,512
Deferred professional service costs	11,855	12,480
Intangible assets, net	18,144	20,253
Goodwill	91,785	91,785
Other assets	2,141	1,997
Total assets	$263,589	$279,883
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,619	$3,907
Accrued expenses and other current liabilities	17,829	13,178
Accrued compensation	9,530	13,941
Deferred revenue	26,509	25,985
Total current liabilities	58,487	57,011
Deferred revenue, non-current	2,723	4,457
Debt, non-current	4,183	4,958
Other liabilities, non-current	2,964	1,900
Total liabilities	68,357	68,326
Commitments and contingencies
Stockholders’ equity:
Class A and Class B common stock	14	13
Additional paid-in capital	598,963	586,900
Accumulated other comprehensive loss	(9)	(22)
Accumulated deficit	(403,736)	(375,334)
Total stockholders’ equity	195,232	211,557
Total liabilities and stockholders’ equity	$263,589	$279,883
(1) Prior-period information has been adjusted for the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). See Note 2–Accounting Standards and Significant Accounting Policies for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as adjusted)(1)		(as adjusted)(1)
Revenue:
Subscription	$34,802	$30,382	$67,791	$56,279
Professional services and other	2,982	2,250	6,472	4,056
Total revenue, net	37,784	32,632	74,263	60,335
Cost of revenue:
Cost of subscription (2)	9,140	7,706	18,314	11,952
Cost of professional services and other (2)	6,590	4,628	12,359	8,437
Total cost of revenue	15,730	12,334	30,673	20,389
Gross profit	22,054	20,298	43,590	39,946
Operating expenses:
Sales and marketing (2)	13,306	15,935	27,218	30,081
Research and development (2)	16,425	15,194	31,796	26,265
General and administrative (2)	6,382	6,766	13,207	15,764
Total operating expenses	36,113	37,895	72,221	72,110
Operating loss	(14,059)	(17,597)	(28,631)	(32,164)
Other income, net	101	12	229	205
Loss before income tax benefit	$(13,958)	$(17,585)	$(28,402)	(31,959)
Income tax benefit	—	(5,206)	—	(5,206)
Net loss	$(13,958)	$(12,379)	$(28,402)	$(26,753)
Net loss per share, basic and diluted	$(0.10)	$(0.09)	$(0.21)	$(0.23)
Weighted-average shares used to compute basic and diluted net loss per share	136,682	130,537	135,843	117,807
_______________________
(1) Prior-period information has been adjusted for the adoption of ASC 606. See Note 2–Accounting Standards and Significant Accounting Policies for a summary of adjustments.
(2) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as adjusted)(1)		(as adjusted)(1)
Cost of revenue:
Cost of subscription	$231	$253	$473	$380
Cost of professional services and other	315	363	616	609
Sales and marketing	1,318	2,441	2,456	4,595
Research and development	1,908	2,254	3,562	4,044
General and administrative	1,375	1,169	2,632	2,464
_______________________
(1) Prior-period information has been adjusted for the adoption of ASC 606. See Note 2–Accounting Standards and Significant Accounting Policies for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as adjusted)(1)		(as adjusted)(1)
Net loss	$(13,958)	$(12,379)	$(28,402)	$(26,753)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale marketable securities	11	4	13	(15)
Other comprehensive income (loss)	11	4	13	(15)
Comprehensive loss	$(13,947)	$(12,375)	$(28,389)	$(26,768)
_______________________
(1)Prior-period information has been adjusted for ASC 606. See Note 2–Accounting Standards and Significant Accounting Policies for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
		(as adjusted)(1)
Operating activities:
Net loss	$(28,402)	$(26,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,573	2,758
Stock-based compensation	9,739	12,092
Amortization of deferred commissions	5,800	4,289
Amortization of deferred professional service costs	2,097	1,958
Lease exit and related charges	1,817	—
Release of deferred tax valuation allowance due to business combination	—	(5,206)
Change in fair value of contingent consideration liability	—	(643)
Accretion and amortization of marketable securities	(266)	84
Changes in operating assets and liabilities:
Accounts receivable and other, net	(6,252)	(3,117)
Deferred commissions	(2,979)	(3,452)
Deferred professional service costs	(1,389)	(1,853)
Prepaid expenses and other assets	(1,896)	(859)
Accounts payable	511	(508)
Accrued expenses and other liabilities	(1,229)	(527)
Deferred revenue	(1,210)	6,711
Net cash used in operating activities	(20,086)	(15,026)
Investing activities:
Purchase of property and equipment	(1,304)	(930)
Purchase of marketable securities	(23,979)	(31,775)
Maturities of marketable securities	26,450	63,737
Business combination, net of cash acquired	—	(2,264)
Net cash provided by investing activities	1,167	28,768
Financing activities:
Proceeds from exercise of stock options	2,242	831
Payments of issuance costs related to equity	—	(731)
Net cash provided by financing activities	2,242	100

Net (decrease) increase in cash, cash equivalents and restricted cash	(16,677)	13,842
Cash, cash equivalents and restricted cash at beginning of period	62,644	49,866
Cash, cash equivalents and restricted cash at end of period	$45,967	$63,708

Non-cash investing and financing activity:
Non-cash purchase consideration related to acquisition of Jiff	$—	$101,692

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44,642	$62,201
Restricted cash	1,325	1,507
Total cash, cash equivalents and restricted cash	$45,967	$63,708
_______________________
(1)Prior-period information has been adjusted for the adoption of ASC 606 and ASU 2016-18, Statement of Cash Flows (“ASU 2016-18”). See Note 2–Accounting Standards and Significant Accounting Policies for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Description of Business
Castlight Health, Inc. (“Castlight” or “the Company”) offers a comprehensive software-as-a-service platform that simplifies health benefits navigation for millions of employees. The Castlight platform matches employees to the best resources their employers make available to them, whether they are healthy, actively seeking medical care, or managing a condition, and motivates them to take the best steps for their health. Castlight helps employers generate more value from their benefits investments by helping to improve outcomes, lower health care costs, and increase benefits satisfaction. On April 3, 2017, the Company expanded into wellbeing through its acquisition of Jiff, Inc. (“Jiff”). Jiff's results of operations have been included in the Company’s Consolidated Statements of Operations beginning April 3, 2017. See Note 5–Business Combinations for more information on the Jiff acquisition. The Company was incorporated in the State of Delaware in January 2008. The Company's principal executive offices are located in San Francisco, California.
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

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) using the full retrospective method. Amounts and disclosures set forth in this Form 10-Q have been updated to comply with this new standard.

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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recently Adopted Accounting Pronouncements
Revenue Recognition
In May 2014 the Financial Accounting Standards Board (“FASB”) issued ASC 606. ASC 606 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining and fulfilling a contract with a customer.

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

Select unaudited condensed consolidated balance sheet line items, which reflect the adoption of ASC 606 are as follows (in thousands):

	As of December 31, 2017
	Previously Reported	Adjustments	As Adjusted
Assets
Accounts receivable and other, net	$20,761	$1,172	$21,933
Deferred commissions(1)	10,583	16,929	27,512
Deferred professional service costs	—	12,480	12,480
Liabilities and stockholders' equity
Deferred revenue	29,410	(3,425)	25,985
Deferred revenue, non-current	6,686	(2,229)	4,457
Accumulated deficit	(411,569)	36,235	(375,334)
_______________________

(1)
As of December 31, 2017, Deferred commissions, current and non-current, were previously presented separately. The condensed consolidated balance sheet as of December 31, 2017 was reclassified to conform to the current period presentation.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASC 606 are as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Previously Reported	Adjustments	As Adjusted	Previously Reported	Adjustments	As Adjusted
Revenue:
Subscription	$29,834	$548	$30,382	$55,600	$679	$56,279
Professional services and other	2,265	(15)	2,250	4,243	(187)	4,056
Cost of revenue:
Cost of professional services and other	4,793	(165)	4,628	8,781	(344)	8,437
Operating expenses:
Sales and marketing	16,575	(640)	15,935	31,018	(937)	30,081
Operating loss	(18,935)	1,338	(17,597)	(33,937)	1,773	(32,164)
Net loss	(13,717)	1,338	(12,379)	(28,526)	1,773	(26,753)
Net loss per share, basic and diluted	(0.11)	0.02	(0.09)	(0.24)	0.01	(0.23)

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“ASU 2016-18”). The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The standard became effective for the Company beginning January 1, 2018, and early adoption was permitted. The Company early adopted the standard in the fourth quarter of 2017 using the full retrospective method. As a result of adopting ASU 2016-18, the Company adjusted the condensed consolidated statement of cash flows from previously reported amounts.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASC 606 and ASU 2016-18 are as follows (in thousands):

	Six Months Ended June 30, 2017
	Previously Reported	Adjustments		As Adjusted
Operating activities:
Net loss	$(28,526)	$1,773	(1)	$(26,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,541	(449)	(1)	12,092
Amortization of deferred commissions	5,172	(883)	(1)	4,289
Amortization of deferred professional costs	—	1,958	(1)	1,958
Changes in operating assets and liabilities:
Deferred commissions	(3,398)	(54)	(1)	(3,452)
Deferred professional service costs	—	(1,853)	(1)	(1,853)
Deferred revenue	7,202	(491)	(1)	6,711
Net cash provided by investing activities	28,405	363	(2)	28,768
Net increase in cash, cash equivalents and restricted cash	13,479	363	(2)	13,842
Cash, cash equivalents and restricted cash at the beginning of period	48,722	1,144		49,866
Cash, cash equivalents and restricted cash at the end of period	62,201	1,507	(2)	63,708
_______________________
(1) Adjusted to reflect the adoption of ASC 606.
(2) Adjusted to reflect the adoption of ASU 2016-18.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted ASU 2016-01 as of January 1, 2018 using the modified retrospective method for its marketable equity securities, which currently consist of money market mutual funds. The Company currently does not have any non-marketable equity securities. The adoption of ASU 2016-01 did not have a significant impact on the Company’s financial position or results of operations.

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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The guidance will require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance will be effective for the Company beginning January 1, 2019 and early adoption is permitted. The Company is evaluating the full effect the adoption will have on its financial condition, results of operations, and disclosures. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the impact of adoption on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The provisions in ASU 2018-02 allow for a reclassification from accumulated other comprehensive income to retained earnings to eliminate the stranded tax effects resulting from the change in federal corporate income tax rate in the Tax Cuts and Jobs Act enacted in December 2017. The Company is required to adopt ASU 2018-02 on January 1, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of ASU 2018-02 is not expected to have a significant impact on the Company’s financial position or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The Company will recognize an allowance for credit losses on available-for-sale securities rather than deductions in amortized cost. The standard is effective for fiscal years and interim periods beginning after

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

Note 3. Revenue, Deferred Revenue, Contract Balances and Performance Obligations

The Company sells to customers based in the United States.

Deferred revenue as of June 30, 2018 and December 31, 2017 was $29.2 million and $30.4 million, respectively. Contract assets as of June 30, 2018 and December 31, 2017 were $1.8 million and $1.2 million, respectively.

$16.5 million and $12.4 million of revenue was recognized during the three months ended June 30, 2018 and 2017, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. $22.6 million and $17.1 million of revenue was recognized during the six months ended June 30, 2018 and 2017, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company recorded unfavorable cumulative catch-up adjustments to revenue arising from changes in estimates of transaction price of $0.8 million and $0.6 million during the three and six months ended June 30, 2018, respectively.

The aggregate balance of remaining performance obligations from non-cancelable contracts with customers as of June 30, 2018 was $143.7 million. The Company expects to recognize approximately 70% of this balance over the next 12 months, with the remaining balance recognized thereafter. Remaining performance obligations are defined as deferred revenue and amounts yet to billed for the non-cancelable portion of contracts.
Note 4. Deferred Costs

Changes in the balance of total deferred commissions and total deferred professional service costs during the six months ended June 30, 2018 are as follows (in thousands):

	As of December 31, 2017(1)		Expense recognized	As of June 30, 2018
		Additions
Deferred commissions	$27,512	$2,979	$(5,800)	$24,691
Deferred professional service costs	12,480	1,472	(2,097)	11,855
Total deferred commissions and professional service costs	$39,992	$4,451	$(7,897)	$36,546
______________________

(1)	Prior-period information has been adjusted for the adoption of ASC 606. See Note 2–Accounting Standards and Significant Accounting Policies for a summary of adjustments.

    These costs are reviewed for impairment periodically, and no material impairment charges were recorded for the three and six months ended June 30, 2018.

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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company determined that the contingent consideration shares associated with the milestones are one unit of account, and classified the contingent consideration as a liability as the arrangement can be settled in a variable number of shares and is not considered fixed-for-fixed. The Company determined that the fair value of the contingent consideration liability was $0.7 million at the date of the acquisition. The fair value was estimated by applying the Monte Carlo simulation model, based on the probability of completing the milestones and the changes in the fair value of the Company’s common stock. As of December 31, 2017, the Company determined there would be no related payment because the milestones were not met.

The final allocation of purchase consideration to assets acquired and liabilities assumed is reflected below. There were no changes to amounts previously recorded as assets or liabilities that resulted in a corresponding adjustment to goodwill.

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

The following table sets forth the fair value components of identifiable acquired intangible assets (dollars in thousands):

	Fair Value	Useful Life
Customer relationships	$10,900	10
Developed technology	10,600	5
Backlog	1,500	3
Other acquired intangible assets	900	1	-	3
Total identifiable intangible assets	$23,900

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

The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The unaudited pro forma financial information presented includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, stock-based compensation, and acquisition-related costs. In addition, the pro forma combined financial statements give effect to the adoption of ASC 606 in 2018.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the unaudited pro forma condensed combined financial information for the periods presented, except for the financial information presented for the three and six months ended June 30, 2018 which is presented on an as-reported basis (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue	$37,784	$32,598	$74,263	$63,943
Net loss	(13,958)	(15,490)	(28,402)	(33,957)

Note 6. Goodwill and Intangible Assets

Goodwill

Currently, all of the Company’s goodwill relates to the acquisition of Jiff. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. There were no changes to goodwill for the three and six months ended June 30, 2018.

Intangible assets, net

The following tables set forth the fair value components of identifiable acquired intangible assets (dollars in thousands):

	June 30, 2018
	Useful Life			Gross	Accumulated Amortization	Net
Customer relationships	10			$10,900	$(1,363)	$9,537
Developed technology	5			10,600	(2,650)	7,950
Backlog	3			1,500	(960)	540
Other acquired intangible assets	1	-	3	900	(783)	117
Total identifiable intangible assets				$23,900	$(5,756)	$18,144

	December 31, 2017
	Useful Life			Gross	Accumulated Amortization	Net
Customer relationships	10			$10,900	$(818)	$10,082
Developed technology	5			10,600	(1,590)	9,010
Backlog	3			1,500	(664)	836
Other acquired intangible assets	1	-	3	900	(575)	325
Total identifiable intangible assets				$23,900	$(3,647)	$20,253

Amortization expense from acquired intangible assets for the three months ended June 30, 2018 and 2017 was $1.0 million and $1.2 million, respectively. Amortization expense from acquired intangible assets for the six months ended June 30, 2018 and 2017 was $2.1 million and $1.2 million, respectively. Amortization expense is included in cost of subscription, and general and administrative, and sales and marketing expenses.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Estimated amortization expense for acquired intangible assets for the following five years and thereafter is as follows (in thousands):

Remainder of 2018	$1,934
2019	3,505
2020	3,242
2021	3,210
2022	1,620
Thereafter	4,633
Total estimated amortization expense	$18,144

Note 7. Marketable Securities

All of the Company’s cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, except for money market mutual funds, where gains and losses are included in the results of operation.

As of June 30, 2018 and December 31, 2017, respectively, marketable securities consisted of the following (in thousands):

	As of June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$23,610	$—	$(8)	$23,602
U.S. agency obligations	14,972	—	(1)	14,971
Money market mutual funds	6,287	—	—	6,287
	44,869	—	(9)	44,860
Included in cash and cash equivalents	15,027	—	—	15,027
Included in marketable securities	$29,842	$—	$(9)	$29,833

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$31,047	$—	$(22)	$31,025
U.S. agency obligations	19,366	—	—	19,366
Money market mutual funds	6,115	—	—	6,115
	56,528	—	(22)	56,506
Included in cash and cash equivalents	24,481	—	—	24,481
Included in marketable securities	$32,047	$—	$(22)	$32,025

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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
There have been no changes in valuation techniques in the periods presented. There were no significant transfers between fair value measurement levels as of June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, there were no securities within Level 3 of the fair value hierarchy.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2018
	Level 1	Level 2	Total
Cash equivalents:
U.S. agency obligations	$—	$7,740	$7,740
Money market mutual funds	6,287	—	6,287
U.S. treasury securities	—	1,000	1,000
Marketable securities:
U.S. treasury securities	—	22,602	22,602
U.S. agency obligations	—	7,231	7,231
	$6,287	$38,573	$44,860

	As of December 31, 2017
	Level 1	Level 2	Total
Cash equivalents:
U.S. agency obligations	$—	$18,366	$18,366
Money market mutual funds	6,115	—	6,115
Marketable securities:
U.S. treasury securities	—	31,025	31,025
U.S. agency obligations	—	1,000	1,000
	$6,115	$50,391	$56,506
Gross unrealized gains and losses for cash equivalents and marketable securities as of June 30, 2018 and December 31, 2017 were not material. The Company does not believe the unrealized losses represent other-than-temporary impairments based on the Company’s evaluation of available evidence as of June 30, 2018 and December 31, 2017.
There were no realized gains or losses during the three and six months ended June 30, 2018. All of the Company’s marketable securities as of June 30, 2018 and December 31, 2017 mature within one year. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	June 30, 2018	December 31, 2017
Leasehold improvements	$3,393	$2,915
Computer equipment	6,799	6,165
Software	1,134	1,149
Internal-use software	2,925	2,925
Furniture and equipment	1,154	1,293
Total	15,405	14,447
Accumulated depreciation	(10,158)	(9,184)
Property and equipment, net	$5,247	$5,263
Depreciation and amortization expense for the three months ended June 30, 2018 and 2017 was $0.8 million and $0.8 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2018 and 2017 was $1.5 million and $1.5 million, respectively. Depreciation and amortization are recorded on a straight-line basis.
Note 10. Debt

Term Loan

In connection with the Company’s acquisition of Jiff, on April 3, 2017, the Company, Jiff and Silicon Valley Bank (the “Bank”) agreed to refinance the existing term loan facility owed by Jiff to the Bank (the “Loan Agreement”) for approximately $5.6 million (the “Term Loan”). The Term Loan requires interest-only payments for the period May 2017 through September 2018, followed by 36 monthly payments of principal and interest. Obligations under the Term Loan accrue interest at a floating per annum rate equal to the greater of (A) the prime rate as published in the money rates section of The Wall Street Journal (“Prime Rate”) minus 1% or (B) 0%. Interest on the Term Loan is payable monthly. The maturity date of the Term Loan is September 1, 2021.

In addition to principal and interest payments, the Company is also required to pay $0.5 million as final payment on the earlier of maturity, termination or prepayment of the Term Loan. The Company accrues for the final payment over the life of the Term Loan using the effective interest method.

The future maturities of the Term Loan by year as of June 30, 2018 are as follows (in thousands):

Remainder of 2018	$620
2019	1,859
2020	1,859
2021(1)	1,240
Total future maturities of debt(2)	$5,578
_______________________
(1) Excludes the $0.5 million required to be paid as final payment on the earlier of maturity, termination or prepayment of the Term Loan.
(2) Includes $1.4 million classified as debt, current (within accrued expenses and other current liabilities) and $4.2 million classified as debt, non-current on the condensed consolidated balance sheet as of June 30, 2018.

Revolving Line of Credit

The Loan Agreement also provides for an up to $25 million revolving credit facility (the “Revolving Line”). The Company may request borrowings under the Revolving Line prior to April 3, 2019, on which date the Revolving Line terminates. As of June 30, 2018, no borrowings have been made under the Revolving Line.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In relation to the Loan Agreement, the Company is subject to certain financial and reporting covenants. As of June 30, 2018, none of the financial covenants, which require the Company to maintain a certain minimum liquidity ratio, are applicable. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of June 30, 2018.

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

Lyra was considered a related party to the Company because two of the Company’s directors, Dr. Roberts and Mr. Ebersman, serve on the Lyra board of directors and Mr. Ebersman is Lyra’s chief executive officer. Prior to the sale of the investment in Lyra, the Company determined that Lyra is a variable interest entity and that it was not required to consolidate the operations of Lyra.

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

In March 2018, the Company subleased a portion of its engineering office located in Mountain View, California reducing its total rent obligation by $2.4 million and recognizing a one-time sublease loss of $0.9 million in research and development expense in the accompanying condensed consolidated statement of operations.

In June 2018, the Company recognized a lease exit charge of approximately $0.8 million related to the remaining engineering office space in Mountain View, California that the Company will no longer utilize. This charge is recorded in research and development expense in the accompanying condensed consolidated statement of operations.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13. Stock Compensation
Restricted Stock Units

A summary of restricted stock unit activity for the six months ended June 30, 2018 is as follows:

	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2017	9,333,896	$4.03
Restricted Stock Units granted (1)	4,797,974	$3.69
Restricted Stock Units vested	(1,662,426)	$4.32
Restricted Stock Units forfeited and canceled (2)	(1,737,125)	$3.65
Balance as of June 30, 2018	10,732,319	$3.66
_______________________
(1) Includes 0.7 million performance stock units (“PSUs”) that were granted during the six months ended June 30, 2018.
(2) Includes PSUs that were granted in the prior year, which were canceled because performance targets were not achieved.
As of June 30, 2018, there was a total of $36.5 million in unrecognized compensation cost related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of approximately 2.68 years.

During 2018, the Company awarded 0.7 million PSUs to certain employees. The number of shares that will eventually vest depends on achievement of performance targets for 2018, as determined by the compensation committee of the Company's board of directors, and may range from 0% to 150% of the targeted award amount. Once the performance is determined and a targeted award amount is fixed, the target number of PSUs, if any, will vest in eight quarterly installments, subject to recipients' continued service, beginning on February 16, 2019. The compensation expense associated with the PSUs is recognized using the accelerated method. For the three and six months ended June 30, 2018, the Company recognized compensation expense of approximately $0.3 million and $0.5 million, respectively, related to performance awards.
Stock Options
A summary of stock option activity for the six months ended June 30, 2018 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2017	10,335,178	$2.83	$19,253
Stock option grants	134,000	$3.69
Stock options exercised	(1,527,309)	$1.47
Stock options forfeited and canceled	(581,748)	$12.93
Balance as of June 30, 2018	8,360,121	$2.39	$19,499
The total grant-date fair value of stock options granted during the six months ended June 30, 2018 and 2017 was $0.3 million and $0.8 million, respectively.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Six Months Ended June 30,
	2018			2017
Volatility	57%			61%
Expected life (in years)	6.06			6.02
Risk-free interest rate	2.72%	-	2.74%	2.03%
Dividend yield	—%			—%
As of June 30, 2018, the Company had $2.4 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.36 years.
Note 14. Stockholders’ Equity
Common Stock
As of June 30, 2018, the Company had 51,923,213 shares of Class A common stock and 85,805,797 shares of Class B common stock outstanding.
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

Note 15. Income Taxes

The effective tax rate for the three and six months ended June 30, 2018 was zero percent. The effective tax rate for the three and six months ended June 30, 2017 was (29.6)% and (16.3)%, respectively. As a result of the acquisition of Jiff in April 2017, the Company recorded a tax benefit of $5.2 million as a discrete item in the second quarter of 2017. This tax benefit is a result of the partial release of its existing valuation allowance since the acquired deferred tax liabilities from Jiff will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed. As of June 30, 2018, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.

The Tax Cuts and Jobs Act enacted on December 22, 2017 resulted in substantial changes including reducing the US federal corporate income tax rate from 35 percent to 21 percent and requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Act creates new taxes starting in 2018 on certain foreign sourced earnings. The Company applied the guidance in SAB 118 and at December 31, 2017 recorded provisional estimates to re-measure deferred taxes and liabilities using the new 21 percent rate which resulted in a net decrease of $54.6 million, with a corresponding offsetting change in valuation allowance of $54.6 million.

During the three and six months ended June 30, 2018, the Company has not recorded any measurement period adjustments to the provisional estimates recorded at December 31, 2017.
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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017(1)		2018		2017(1)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(5,315)	$(8,643)	$(5,123)	$(7,256)	$(10,956)	$(17,446)	$(12,298)	$(14,455)
Weighted-average shares used to compute basic and diluted net loss per share	52,043	84,639	54,018	76,519	52,401	83,442	54,153	63,654
Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.09)	$(0.09)	$(0.21)	$(0.21)	$(0.23)	$(0.23)
_______________________

(1)	Prior-period information has been adjusted for the adoption of ASC 606. See Note 2 –Accounting Standards and Significant Accounting Policies for a summary of adjustments.
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options and restricted stock units	19,092	22,239	19,092	22,239
Warrants(1)	115	2,020	115	2,020
Contingent issuable shares related to Jiff (2)	—	3,284	—	3,284
Total	19,207	27,543	19,207	27,543
_______________________
(1)     2017 includes 1.9 million warrants issued to SAP that expired during the fourth quarter of 2017, as described in Note 14–Stockholders’ Equity.

(2)	As of December 31, 2017, the Company determined there would be no related payment because the milestones were not met. See Note 5–Business Combinations for additional information.

Note 17. Subsequent Events

On August 1, 2018, the Company’s Board of Directors committed to a program to reduce its workforce in order to reduce expenses, align its operations with evolving business needs and improve efficiencies. This was in part due to the unexpected churn of a large customer. Under this program, the Company intends to reduce total expenses by 10%-15% including a reduction of its workforce. The actions associated with this program are expected to be largely completed by September 30, 2018. The Company is unable at this time to make a good faith estimate of the major costs associated with this program, including charges it will incur or related cash expenditures.

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

Signed Annual Recurring Revenue

	As of June 30,
	2018	2017
	(in millions)
Signed Annual Recurring Revenue	$166.4	$150.8

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

Our ARR as of June 30, 2018 was $166.4 million, compared with $150.8 million as of June 30, 2017, representing an increase of approximately 10%, primarily attributable to new customers and renewals. Subsequent to June 30, 2018, we received notification of non-renewal from one of our largest customers, as a result, we expect ARR to decline in the near term.

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
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as adjusted)(1)		(as adjusted)(1)
Revenue:
Subscription	92%	93%	91%	93%
Professional services and other	8%	7%	9%	7%
Total revenue, net	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	24%	24%	24%	20%
Cost of professional services and other	18%	14%	17%	14%
Total cost of revenue	42%	38%	41%	34%
Gross margin percentage	58%	62%	59%	66%
Operating expenses:
Sales and marketing	35%	49%	37%	50%
Research and development	43%	46%	43%	43%
General and administrative	17%	21%	18%	26%
Total operating expenses	95%	116%	98%	119%
Operating loss	(37)%	(54)%	(39)%	(53)%
Other income, net	—%	—%	1%	—%
Loss before income taxes	(37)%	(54)%	(38)%	(53)%
Income tax benefit	—%	(16)%	—%	(9)%
Net loss	(37)%	(38)%	(38)%	(44)%
_______________________
(1) Prior-period information has been adjusted for the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). See Note 2 –Accounting Standards and Significant Accounting Policies to the condensed consolidated financial statements for a summary of adjustments.

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		%		$2018		%	$
		2017(1)	Change	Change		2017(1)	Change	Change
	(In thousands, except percentages)
Revenue:
Subscription	$34,802	$30,382	15%	$4,420	$67,791	$56,279	20%	$11,512
Professional services and other	2,982	2,250	33%	732	6,472	4,056	60%	2,416
Total revenue, net	$37,784	$32,632	16%	$5,152	$74,263	$60,335	23%	$13,928
_______________________
(1) Prior-period information has been adjusted for the adoption of ASC 606. See Note 2 –Accounting Standards and Significant Accounting Policies to the condensed consolidated financial statements for a summary of adjustments.

Total revenue for the three months ended June 30, 2018 increased by $5.2 million, or 16%, primarily due to customer launches that occurred in the trailing twelve months ended June 30, 2018, which contributed $3.6 million of the increase in total revenue year over year, including the impact of customers acquired through Jiff. In addition, a $0.5 million increase is due to professional services revenue related to our Anthem local business initiatives.

Total revenue for the six months ended June 30, 2018 increased by $13.9 million, or 23%, primarily attributable to customer launches that occurred in the trailing twelve months ended June 30, 2018 which contributed $9.4 million of the increase in total revenue year over year, including the impact of customers acquired through Jiff. The remaining increase was primarily due to $1.9 million of professional services revenue related to our Anthem local business initiatives.

Costs and Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		%		$2018		%	$
		2017(1)	Change	Change		2017(1)	Change	Change
	(In thousands, except percentages)
Cost of revenue:
Subscription	$9,140	$7,706	19%	$1,434	18,314	$11,952	53%	$6,362
Professional services and other	6,590	4,628	42%	1,962	12,359	8,437	46%	3,922
Total cost of revenue	$15,730	$12,334	28%	$3,396	$30,673	$20,389	50%	$10,284
Gross margin (loss) percentage:
Subscription	74%	75%			73%	79%
Professional services and other	(121)%	(106)%			(91)%	(108)%
Total gross margin	58%	62%			59%	66%
Gross profit	$22,054	$20,298	9%	$1,756	$43,590	$39,946	9%	$3,644
_______________________
(1) Prior-period information has been adjusted for the adoption of ASC 606. See Note 2 –Accounting Standards and Significant Accounting Policies to the condensed consolidated financial statements for a summary of adjustments.
Cost of subscription revenue for the three months ended June 30, 2018 increased by $1.4 million, or 19%. The overall increase was primarily due to an increase of $1.2 million in employee compensation-related costs driven by headcount growth and $0.6 million in third-party service fees, partially offset by a decrease of $0.3 million in data fees. All of these cost increases are driven by the increase in our growing customer base.
Cost of subscription revenue for the six months ended June 30, 2018 increased by $6.4 million, or 53%, primarily due to increases of $3.8 million in employee compensation-related costs and $1.1 million of third-party service fees to support customer launches. All of these cost increases are driven by the increase in our growing customer base. Additionally, amortization of acquired intangibles increased by $0.7 million.

Cost of professional services revenue for the three months ended June 30, 2018 increased by $2.0 million or 42%, year over year. The increase is primarily due to a $2.1 million increase in employee compensation-related costs, arising primarily from headcount growth to support our growing customer base.

Cost of professional services revenue for the six months ended June 30, 2018 increased by $3.9 million, or 46%, primarily due to a $3.5 million increase in employee compensation-related costs and a $0.5 million increase in third party service fees. Increases in these costs are driven by headcount growth to support our growing customer base.

Gross margin for the three and six months ended June 30, 2018 decreased due to our investment in professional services and user support teams to support our growing customer base.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		%		$2018		%	$
		2017(1)	Change	Change		2017(1)	Change	Change
	(In thousands, except percentages)
Sales and marketing	$13,306	$15,935	(16)%	$(2,629)	$27,218	$30,081	(10)%	$(2,863)
_______________________
(1) Prior-period information has been adjusted for the adoption of ASC 606. See Note 2 –Accounting Standards and Significant Accounting Policies to the condensed consolidated financial statements for a summary of adjustments.

Sales and marketing expense for the three months ended June 30, 2018 decreased by $2.6 million, or 16%, primarily due to decreases of $2.1 million in employee compensation-related costs, and restructuring costs of $0.4 million. These decreases were primarily due to the non-recurrence of charges that resulted from the acquisition of Jiff in the same period last year.

Sales and marketing expense for the six months ended June 30, 2018 decreased by $2.9 million, or 10%, primarily due to a decrease in employee compensation-related costs of $3.9 million. This decrease was primarily due to the non-recurrence of charges that resulted from the acquisition of Jiff in the same period last year and was partially offset by an increase in referral fees of $1.5 million.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		%		$2018		%	$
		2017	Change	Change		2017	Change	Change
	(In thousands, except percentages)
Research and development	$16,425	$15,194	8%	$1,231	$31,796	$26,265	21%	$5,531

Research and development expense for the three months ended June 30, 2018 increased by $1.2 million, or 8%. The overall increase was primarily due to an increase in third-party fees of $1.0 million for product enhancements.

Research and development expense for the six months ended June 30, 2018 increased by $5.5 million, or 21%, primarily attributable to increases in employee compensation-related costs of $2.7 million, third-party fees of $1.3 million for product enhancements and hosting costs of $0.5 million.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		%		$2018		%	$
		2017	Change	Change		2017	Change	Change
	(In thousands, except percentages)
General and administrative	$6,382	$6,766	(6)%	$(384)	$13,207	$15,764	(16)%	$(2,557)

General and administrative expense for the three months ended June 30, 2018 decreased by $0.4 million, or 6%, primarily due to decreased use of third-party services.

General and administrative expense for the six months ended June 30, 2018 decreased by $2.6 million, or 16%, primarily due to the non-recurrence of $2.5 million in costs related to the acquisition of Jiff in the second quarter of 2017.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2018	2017(1)
	(In thousands)
Net cash used in operating activities	$(20,086)	$(15,026)
Net cash provided by investing activities	1,167	28,768
Net cash provided by financing activities	2,242	100
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,677)	$13,842
_______________________
(1) Prior-period information has been adjusted for the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). See Note 2 to the condensed consolidated financial statements for a summary of adjustments.
As of June 30, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $74.5 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
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
Operating Activities
Cash used in operating activities for the six months ended June 30, 2018 and 2017 was $20.1 million and $15.0 million, respectively. The increase in cash used in operations resulted primarily from increased headcount. Cash used in operations reflected our net loss of $28.4 million for the six months ended June 30, 2018, adjusted by $22.8 million in non-cash expenses, including stock-based compensation of $9.7 million, amortization of deferred costs of $7.9 million, depreciation and amortization of $3.6 million and lease exit charges of $1.8 million. Working capital uses of cash included an increase in accounts receivable of $6.3 million, primarily as a result of the timing of billings and collections. Other uses of cash included an increase in other assets of $1.9 million, a decrease in accounts payable and other accruals of $0.7 million and a decrease in deferred revenue of $1.2 million, primarily as a result of an increase in the amount recognized as revenues year-over-year.
Investing Activities
Cash provided by investing activities for the six months ended June 30, 2018 and 2017 was $1.2 million and $28.8 million, respectively. Net cash provided by investing activities was primarily attributable to $2.5 million of maturities, purchases and sales of marketable securities, partially offset by purchases of $1.3 million of property and equipment.

Financing Activities
Cash provided by financing activities for the six months ended June 30, 2018 and 2017 was $2.2 million and $0.1 million, respectively. Net cash provided by financing activities during the six months ended June 30, 2018 was due to proceeds from the exercise of employee stock options.
Contractual Obligations and Commitments
Our principal commitments primarily consist of obligations under leases for office space and a term loan facility with Silicon Valley Bank and co-location facilities for data center capacity. Our existing lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised these options. See Note 10 –Debt and Note 12–Commitments and Contingencies to the condensed consolidated financial statements for a discussion of our term loan and lease commitments, respectively. There were no other material changes in the Company’s contractual obligations from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017 other than those discussed in Note 12–Commitments and Contingencies to the condensed consolidated financial statements.

Other than the term loan and lease commitments discussed in Note 10 –Debt and Note 12–Commitments and Contingencies, respectively, to the condensed consolidated financial statements, we do not have commitments under lines of credit, or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of June 30, 2018.
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
Critical Accounting Policies and Estimates

Effective January 1, 2018, we adopted ASC 606. Except for the accounting policies for use of estimates, revenue recognition, accounts receivable, deferred commissions, and deferred professional service costs that were updated as a result of adopting ASC 606, as described in Note 2–Accounting Standards and Significant Accounting Policies of the notes to the condensed consolidated financial statements, there were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2018, as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $74.5 million as of June 30, 2018 and $93.3 million as of December 31, 2017. These are invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital and other general corporate purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $0.1 million market value reduction in our investment portfolio as of June 30, 2018. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.1 million as of June 30, 2018. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

We also have interest rate exposure as a result of our loan agreement, which provides a term loan and revolving credit facility, as described in Note 10–Debt to the condensed consolidated financial statements. We currently do not hedge this risk. As of June 30, 2018, we had $5.6 million of borrowings outstanding under the term loan and no borrowings outstanding under the revolver. Borrowings outstanding under the term loan and revolver are subject to variable interest rates based on the prime rate as published in the money rates section of The Wall Street Journal. Changes in the prime rate will affect the interest on borrowings under the loan agreement. However, a 50-basis point increase in the interest rate on the term loan would not materially increase interest expense during 2018.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, our revenue has increased from $60.3 million for the six months ended June 30, 2017 to $74.3 million for the six months ended June 30, 2018. Future revenues may not grow at these same rates or may decline. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the reduction in workforce we implemented in 2016 and 2018, or disposing of, or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. We must also attract, train and retain a significant number of qualified personnel in key areas such as research and development, sales and marketing, customer support, professional services, and management, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters is located in the San Francisco Bay Area.
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
Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. In addition, data and content fees, which are one of our primary operational costs, are not fixed as they vary based on the source and condition of the data we receive from third parties, and if they remain variable or increase over time, we would not be able to realize the economies of scale that we expect as we grow renewals and implementation of new customers, which may negatively impact our gross margin. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue may not increase or might grow more slowly than expected and we might be unable to implement our business strategy. The quality of our offering might also suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.
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
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for at least fiscal year 2018. We experienced net losses of $28.4 million, $51.9 million, $58.7 million, and $79.9 million during the six months ended June 30, 2018 and the years ended December 31, 2017, 2016 and 2015, respectively. As of June 30, 2018, we had an accumulated deficit of $403.7 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. In addition, as a result of our acquisition of Jiff, we have incurred substantial transaction costs and expect to incur further increases in our cost of revenue and operating expenses in connection with the integration of the Jiff and Castlight functionalities and costs to acquire customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, if at all.
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
The sales cycle for our health benefits platform, from initial contact with a potential lead to contract execution and implementation, varies widely by customer, ranging from three to 24 months. Some of our customers undertake a significant and prolonged evaluation process, including whether our offering meets a customer’s unique benefits program needs, that frequently involves not only the review of our offering but also of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our offering. Moreover, our large enterprise customers often begin to deploy our service on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offering widely enough across their organization to justify our substantial upfront investment. It is possible that in the future we may experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing some of our sales. In addition, even after contracts are signed, our implementation timelines can delay recognition of related revenue for several periods. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales or revenue to justify our investments, our operating results may be harmed.
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
We also have ongoing compliance obligations with respect to applicable portions of the EU General Data Protection Regulation, which became effective on May 25, 2018, which we have to comply with to the extent we have applicable users in the European Union, and we cannot assure you that our compliance efforts will be effective. The introduction of new products or expansion of our activities may subject us to additional laws and regulations. We have incurred, and will continue to incur, significant costs to establish and maintain compliance with new regulations that may apply to us, which would negatively affect our operating results.
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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2018 and 2017, our net cash used in operating activities was $20.1 million and $15.0 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation and integration of the Jiff business, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, it may be difficult to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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

Because of our dual class common stock structure, the holders of our Class A common stock, who in large part consist of our founders, early investors, directors, executives, employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they own less than 50% of the outstanding shares of our Class A and Class B common stock, combined. As of June 30, 2018, holders of our Class A common stock owned approximately 38% of the outstanding shares of our Class A and Class B common stock, combined, however, holders of our Class A common stock, including our executive officers and directors and their affiliates, have approximately 86% of the voting power of our outstanding capital stock with respect to the matters specified above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
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

•
Amendment of the anti-takeover provisions of our restated certificate of incorporation require super majority approval by holders of at least two-thirds of our outstanding Class A and Class B    common stock, combined. and

•
In certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of June 30, 2018, holders of our Class A common stock owned approximately 38% and holders of our Class B common stock owned approximately 62% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 86% and holders of our Class B common stock have approximately 14% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 38% and holders of our Class B common stock have approximately 62% of the total votes.

Item 6. Exhibits
(a) Exhibits.
The Exhibits listed below are filed as part of this Form 10-Q

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith

10.17**	Amendment to Offer Letter between the Registrant and Robert Derek Newell, dated June 11, 2018					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
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

CASTLIGHT HEALTH, INC.
Date:	August 1, 2018	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
Chief Financial Officer (Principal Financial Officer)