Form 10-Q
period 2018-09-30
CASTLIGHT HEALTH, INC.
filed 2018-11-07
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

As of November 5, 2018, there were 38,076,324 shares of the Company’s Class A common stock outstanding and 101,652,931 shares of the Company’s Class B common stock outstanding.

______________________________________

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	As of
	September 30, 2018	December 31, 2017
		(as adjusted)(1)
Assets
Current assets:
Cash and cash equivalents	$46,900	$61,319
Marketable securities	21,513	32,025
Accounts receivable and other, net	30,235	21,933
Prepaid expenses and other current assets	4,973	3,991
Total current assets	103,621	119,268
Property and equipment, net	4,767	5,263
Restricted cash, non-current	1,325	1,325
Deferred commissions	23,675	27,512
Deferred professional service costs	11,373	12,480
Intangible assets, net	17,177	20,253
Goodwill	91,785	91,785
Other assets	2,134	1,997
Total assets	$255,857	$279,883
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,464	$3,907
Accrued expenses and other current liabilities	17,014	13,178
Accrued compensation	5,861	13,941
Deferred revenue	26,420	25,985
Total current liabilities	54,759	57,011
Deferred revenue, non-current	1,707	4,457
Debt, non-current	3,719	4,958
Other liabilities, non-current	3,008	1,900
Total liabilities	63,193	68,326
Commitments and contingencies
Stockholders’ equity:
Class A and Class B common stock	14	13
Additional paid-in capital	603,657	586,900
Accumulated other comprehensive loss	(6)	(22)
Accumulated deficit	(411,001)	(375,334)
Total stockholders’ equity	192,664	211,557
Total liabilities and stockholders’ equity	$255,857	$279,883
(1) Prior-period information has been adjusted for the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). See Note 2–Accounting Standards and Significant Accounting Policies for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as adjusted)(1)		(as adjusted)(1)
Revenue:
Subscription	$36,702	$31,378	$104,493	$87,657
Professional services and other	3,339	3,114	9,811	7,170
Total revenue, net	40,041	34,492	114,304	94,827
Cost of revenue:
Cost of subscription (2)	8,558	8,123	26,872	20,075
Cost of professional services and other (2)	6,237	4,791	18,596	13,228
Total cost of revenue	14,795	12,914	45,468	33,303
Gross profit	25,246	21,578	68,836	61,524
Operating expenses:
Sales and marketing (2)	11,497	15,538	38,715	45,618
Research and development (2)	15,028	13,809	46,824	40,074
General and administrative (2)	6,193	10,307	19,400	26,071
Total operating expenses	32,718	39,654	104,939	111,763
Operating loss	(7,472)	(18,076)	(36,103)	(50,239)
Other income, net	207	84	436	288
Loss before income tax benefit	$(7,265)	$(17,992)	$(35,667)	(49,951)
Income tax benefit	—	—	—	(5,206)
Net loss	$(7,265)	$(17,992)	$(35,667)	$(44,745)
Net loss per share, basic and diluted	$(0.05)	$(0.14)	$(0.26)	$(0.36)
Weighted-average shares used to compute basic and diluted net loss per share	138,490	132,251	136,735	122,675
_______________________
(1) Prior-period information has been adjusted for the adoption of ASC 606. See Note 2–Accounting Standards and Significant Accounting Policies for a summary of adjustments.
(2) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as adjusted)(1)		(as adjusted)(1)
Cost of revenue:
Cost of subscription	$322	$258	$795	$638
Cost of professional services and other	322	244	938	853
Sales and marketing	699	3,110	3,155	7,705
Research and development	1,798	1,631	5,360	5,675
General and administrative	1,129	1,121	3,761	3,585
_______________________
(1) Prior-period information has been adjusted for the adoption of ASC 606. See Note 2–Accounting Standards and Significant Accounting Policies for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as adjusted)(1)		(as adjusted)(1)
Net loss	$(7,265)	$(17,992)	$(35,667)	$(44,745)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale marketable securities	3	10	16	(5)
Other comprehensive income (loss)	3	10	16	(5)
Comprehensive loss	$(7,262)	$(17,982)	$(35,651)	$(44,750)
_______________________

(1)	Prior-period information has been adjusted for ASC 606. See Note 2–Accounting Standards and Significant Accounting Policies for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
		(as adjusted)(1)
Operating activities:
Net loss	$(35,667)	$(44,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,271	4,572
Stock-based compensation	14,009	18,456
Amortization of deferred commissions	9,017	6,805
Amortization of deferred professional service costs	3,351	2,969
Lease exit and related charges	2,070	—
Release of deferred tax valuation allowance due to business combination	—	(5,206)
Change in fair value of contingent consideration liability	—	3,288
Accretion and amortization of marketable securities	(392)	22
Changes in operating assets and liabilities:
Accounts receivable and other, net	(8,302)	(7,778)
Deferred commissions	(5,180)	(6,769)
Deferred professional service costs	(2,110)	(2,872)
Prepaid expenses and other assets	(1,119)	(393)
Accounts payable	1,745	401
Accrued expenses and other liabilities	(6,435)	2,623
Deferred revenue	(2,315)	5,250
Net cash used in operating activities	(26,057)	(23,377)
Investing activities:
Purchase of property and equipment	(1,895)	(2,276)
Purchase of marketable securities	(25,430)	(56,852)
Maturities of marketable securities	36,350	80,633
Business combination, net of cash acquired	—	(2,264)
Net cash provided by investing activities	9,025	19,241
Financing activities:
Proceeds from exercise of stock options	2,613	1,312
Payments of issuance costs related to equity	—	(731)
Net cash provided by financing activities	2,613	581

Net decrease in cash, cash equivalents and restricted cash	(14,419)	(3,555)
Cash, cash equivalents and restricted cash at beginning of period	62,644	49,866
Cash, cash equivalents and restricted cash at end of period	$48,225	$46,311

Non-cash investing and financing activity:
Non-cash purchase consideration related to acquisition of Jiff	$—	$101,692

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$46,900	$44,986
Restricted cash	1,325	1,325
Total cash, cash equivalents and restricted cash	$48,225	$46,311
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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASC 606 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Previously Reported	Adjustments	As Adjusted	Previously Reported	Adjustments	As Adjusted
Revenue:
Subscription	$31,363	$15	$31,378	$86,963	$694	$87,657
Professional services and other	3,209	(95)	3,114	7,453	(283)	7,170
Cost of revenue:
Cost of professional services and other	4,898	(107)	4,791	13,679	(451)	13,228
Operating expenses:
Sales and marketing	16,006	(468)	15,538	47,024	(1,406)	45,618
Operating loss	(18,571)	495	(18,076)	(52,507)	2,268	(50,239)
Net loss	(18,487)	495	(17,992)	(47,013)	2,268	(44,745)
Net loss per share, basic and diluted	(0.14)	—	(0.14)	(0.38)	0.02	(0.36)

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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASC 606 and ASU 2016-18 are as follows (in thousands):

	Nine Months Ended September 30, 2017
	Previously Reported	Adjustments		As Adjusted
Operating activities:
Net loss	$(47,013)	$2,268	(1)	$(44,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,004	(548)	(1)	18,456
Amortization of deferred commissions	8,120	(1,315)	(1)	6,805
Amortization of deferred professional costs	—	2,969	(1)	2,969
Changes in operating assets and liabilities:
Deferred commissions	(6,678)	(91)	(1)	(6,769)
Deferred professional service costs	—	(2,872)	(1)	(2,872)
Deferred revenue	5,661	(411)	(1)	5,250
Net cash provided by investing activities	19,060	181	(2)	19,241
Net decrease in cash, cash equivalents and restricted cash	(3,736)	181	(2)	(3,555)
Cash, cash equivalents and restricted cash at the beginning of period	48,722	1,144	(2)	49,866
Cash, cash equivalents and restricted cash at the end of period	44,986	1,325	(2)	46,311
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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), and subsequent amendments have been issued since then. The guidance will require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance will be effective for the Company beginning January 1, 2019 and early adoption is permitted. The Company is evaluating the full effect the adoption will have on its financial condition, results of operations, and disclosures. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the impact of adoption on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The Company will recognize an allowance for credit losses on available-for-sale securities rather than deductions in amortized cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

adoption in any interim period for which financial statements have not yet been issued. The adoption of ASU 2018-02 is not expected to have a significant impact on the Company’s financial position or results of operations.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software
(“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impacts that adoption of this ASU will have on its financial statements.

Note 3. Revenue, Deferred Revenue, Contract Balances and Performance Obligations

The Company sells to customers based in the United States through direct sales and indirect channels. Indirect channel revenue represented approximately13% and 11% of the Company’s total revenue for the three and nine months ended September 30, 2018, respectively.

Deferred revenue as of September 30, 2018 and December 31, 2017 was $28.1 million and $30.4 million, respectively. Contract assets as of September 30, 2018 and December 31, 2017 were $1.8 million and $1.2 million, respectively.

$16.0 million and $13.9 million of revenue was recognized during the three months ended September 30, 2018 and 2017, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. $26.6 million and $22.5 million of revenue was recognized during the nine months ended September 30, 2018 and 2017, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company recorded favorable cumulative catch-up adjustments to revenue arising from changes in estimates of transaction price of $0.7 million and $0.1 million during the three and nine months ended September 30, 2018, respectively.

The aggregate balance of remaining performance obligations from non-cancelable contracts with customers as of September 30, 2018 was $142.6 million. The Company expects to recognize approximately 70% of this balance over the next 12 months, with the remaining balance recognized thereafter. Remaining performance obligations are defined as deferred revenue and amounts yet to be billed for the non-cancelable portion of contracts.
Note 4. Deferred Costs

Changes in the balance of total deferred commissions and total deferred professional service costs during the nine months ended September 30, 2018 are as follows (in thousands):

	As of December 31, 2017(1)		Expense recognized	As of September 30, 2018
		Additions
Deferred commissions	$27,512	$5,180	$(9,017)	$23,675
Deferred professional service costs	12,480	2,244	(3,351)	11,373
Total deferred commissions and professional service costs	$39,992	$7,424	$(12,368)	$35,048
______________________

(1)	Prior-period information has been adjusted for the adoption of ASC 606. See Note 2–Accounting Standards and Significant Accounting Policies for a summary of adjustments.

    These costs are reviewed for impairment periodically, and no material impairment charges were recorded for the three and nine months ended September 30, 2018.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the unaudited pro forma condensed combined financial information for the periods presented, except for the financial information presented for the three and nine months ended September 30, 2018 which is presented on an as-reported basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue	$40,041	$34,458	$114,304	$98,402
Net loss	(7,265)	(17,136)	(35,667)	(51,093)

Note 6. Goodwill and Intangible Assets

Goodwill

Currently, all of the Company’s goodwill relates to the acquisition of Jiff. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. There were no changes to goodwill for the three and nine months ended September 30, 2018.

Intangible assets, net

The following tables set forth the fair value components of identifiable acquired intangible assets (dollars in thousands):

	September 30, 2018
	Useful Life			Gross	Accumulated Amortization	Net
Customer relationships	10			$10,900	$(1,635)	$9,265
Developed technology	5			10,600	(3,180)	7,420
Backlog	3			1,500	(1,108)	392
Other acquired intangible assets	1	-	3	900	(800)	100
Total identifiable intangible assets				$23,900	$(6,723)	$17,177

	December 31, 2017
	Useful Life			Gross	Accumulated Amortization	Net
Customer relationships	10			$10,900	$(818)	$10,082
Developed technology	5			10,600	(1,590)	9,010
Backlog	3			1,500	(664)	836
Other acquired intangible assets	1	-	3	900	(575)	325
Total identifiable intangible assets				$23,900	$(3,647)	$20,253

Amortization expense from acquired intangible assets for the three months ended September 30, 2018 and 2017 was $1.0 million and $1.2 million, respectively. Amortization expense from acquired intangible assets for the nine months ended September 30, 2018 and 2017 was $3.1 million and $2.4 million, respectively. Amortization expense is included in cost of subscription, sales and marketing, and general and administrative expenses.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Estimated amortization expense for acquired intangible assets for the following five years and thereafter is as follows (in thousands):

Remainder of 2018	$967
2019	3,505
2020	3,242
2021	3,210
2022	1,620
Thereafter	4,633
Total estimated amortization expense	$17,177

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

As of September 30, 2018 and December 31, 2017, respectively, marketable securities consisted of the following (in thousands):

	As of September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$16,368	$—	$(5)	$16,363
U.S. agency obligations	14,097	—	(1)	14,096
Money market mutual funds	8,583	—	—	8,583
	39,048	—	(6)	39,042
Included in cash and cash equivalents	17,529	—	—	17,529
Included in marketable securities	$21,519	$—	$(6)	$21,513

	As of December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$31,047	$—	$(22)	$31,025
U.S. agency obligations	19,366	—	—	19,366
Money market mutual funds	6,115	—	—	6,115
	56,528	—	(22)	56,506
Included in cash and cash equivalents	24,481	—	—	24,481
Included in marketable securities	$32,047	$—	$(22)	$32,025

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
There have been no changes in valuation techniques in the periods presented. There were no significant transfers between fair value measurement levels as of September 30, 2018 and December 31, 2017. As of September 30, 2018 and December 31, 2017, there were no securities within Level 3 of the fair value hierarchy.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2018
	Level 1	Level 2	Total
Cash equivalents:
U.S. agency obligations	$—	$8,946	$8,946
Money market mutual funds	8,583	—	8,583
U.S. treasury securities	—	—	—
Marketable securities:
U.S. treasury securities	—	16,363	16,363
U.S. agency obligations	—	5,150	5,150
	$8,583	$30,459	$39,042

	As of December 31, 2017
	Level 1	Level 2	Total
Cash equivalents:
U.S. agency obligations	$—	$18,366	$18,366
Money market mutual funds	6,115	—	6,115
Marketable securities:
U.S. treasury securities	—	31,025	31,025
U.S. agency obligations	—	1,000	1,000
	$6,115	$50,391	$56,506
Gross unrealized gains and losses for cash equivalents and marketable securities as of September 30, 2018 and December 31, 2017 were not material. The Company does not believe the unrealized losses represent other-than-temporary impairments based on the Company’s evaluation of available evidence as of September 30, 2018 and December 31, 2017.
There were no realized gains or losses during the three and nine months ended September 30, 2018. All of the Company’s marketable securities as of September 30, 2018 and December 31, 2017 mature within one year. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	September 30, 2018	December 31, 2017
Leasehold improvements	$3,568	$2,915
Computer equipment	6,831	6,165
Software	1,097	1,149
Internal-use software	2,925	2,925
Furniture and equipment	1,153	1,293
Total	15,574	14,447
Accumulated depreciation	(10,807)	(9,184)
Property and equipment, net	$4,767	$5,263
Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 was $0.7 million and $0.7 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2018 and 2017 was $2.2 million and $2.1 million, respectively. Depreciation and amortization are recorded on a straight-line basis.
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

The future maturities of the Term Loan by year as of September 30, 2018 are as follows (in thousands):

Remainder of 2018	$465
2019	1,859
2020	1,859
2021(1)	1,395
Total future maturities of debt	$5,578
Less current maturities	(1,859)
Debt, non-current	$3,719
_______________________
(1) Excludes the $0.5 million required to be paid as final payment on the earlier of maturity, termination or prepayment of the Term Loan.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revolving Line of Credit

The Loan Agreement also provides for an up to $25 million revolving credit facility (the “Revolving Line”). The Company may request borrowings under the Revolving Line prior to April 3, 2019, on which date the Revolving Line terminates. As of September 30, 2018, no borrowings have been made under the Revolving Line.

In relation to the Loan Agreement, the Company is subject to certain financial and reporting covenants. As of September 30, 2018, none of the financial covenants, which require the Company to maintain a certain minimum liquidity ratio, are applicable. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of September 30, 2018.

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

In June 2018, the Company recognized a lease exit charge of approximately $0.8 million related to the remaining engineering office space in Mountain View, California that the Company will no longer utilize. In the third quarter of 2018, the Company recorded an additional $0.3 million lease exit charge due to a change in the assumption for the projected start date of sublease income. These charges are recorded in research and development expense in the accompanying condensed consolidated statement of operations.

Note 13. Stock Compensation
Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended September 30, 2018 is as follows:

	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2017	9,333,896	$4.03
Restricted Stock Units granted (1)	7,846,102	$3.38
Restricted Stock Units vested	(2,881,870)	$4.26
Restricted Stock Units forfeited and canceled (2)	(2,654,420)	$3.70
Balance as of September 30, 2018	11,643,708	$3.66
_______________________
(1) Includes 0.7 million performance stock units (“PSUs”) that were granted during the nine months ended September 30, 2018.
(2) Includes PSUs that were granted in the prior year, which were canceled because performance targets were not achieved.
As of September 30, 2018, there was a total of $36.7 million in unrecognized compensation cost related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of approximately 2.82 years.

During 2018, the Company awarded 0.7 million PSUs to certain employees. The number of shares that will eventually vest depends on achievement of performance targets for 2018, as determined by the compensation committee of the Company's board of directors, and may range from 0% to 150% of the targeted award amount. Once the performance is determined and a targeted award amount is fixed, the target number of PSUs, if any, will generally vest in eight quarterly installments, subject to recipients' continued service, after the performance period has ended. The compensation expense, if any, associated with the PSUs is recognized using the accelerated method. During the third quarter of 2018, the Company determined that achieving performance targets for 2018 for certain of these PSUs was improbable and reversed approximately $0.3 million of expense that was previously recorded. For the three and nine months ended September 30, 2018, the Company recognized a reversal of compensation expense of approximately $0.1 million and expense of approximately $0.4 million, respectively, related to performance awards.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock Options
A summary of stock option activity for the nine months ended September 30, 2018 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2017	10,335,178	$2.83	$19,253
Stock option grants	134,000	$3.69
Stock options exercised	(1,879,322)	$1.39
Stock options forfeited and canceled	(645,105)	$11.88
Balance as of September 30, 2018	7,944,751	$2.46	$7,605
The total grant-date fair value of stock options granted during the nine months ended September 30, 2018 and 2017 was $0.3 million and $0.8 million, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Nine Months Ended September 30, 2018
	2018			2017
Volatility	57%			61%
Expected life (in years)	6.06			6.02
Risk-free interest rate	2.72%	-	2.74%	2.03%
Dividend yield	—%			—%
As of September 30, 2018, the Company had $1.6 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.33 years.
Note 14. Stockholders’ Equity
Common Stock
As of September 30, 2018, the Company had 38,076,324 shares of Class A common stock and 101,224,143 shares of Class B common stock outstanding.
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

Note 15. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2018 was zero percent. The effective tax rate for the three and nine months ended September 30, 2017 was 0.0% and (10.4)%, respectively. As a result of the acquisition of Jiff in April 2017, the Company recorded a tax benefit of $5.2 million as a discrete item in the second quarter of 2017. This tax benefit is a result of the partial release of its existing valuation allowance since the acquired deferred tax liabilities from Jiff will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed. As of September 30, 2018, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.

The Tax Cuts and Jobs Act enacted on December 22, 2017 resulted in substantial changes including reducing the US federal corporate income tax rate from 35 percent to 21 percent and requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Act creates new taxes starting in 2018 on certain foreign sourced earnings. The Company applied the guidance in SAB 118 and at December 31, 2017 recorded provisional estimates to re-measure deferred taxes and liabilities using the new 21 percent rate which resulted in a net decrease of $54.6 million, with a corresponding offsetting change in valuation allowance of $54.6 million. The Company will complete its accounting analysis when the interpretations, guidance and rulings are finalized by the various tax and standard-setting bodies, which is expected by the end of December 2018.

During the three and nine months ended September 30, 2018, the Company has not recorded any measurement period adjustments to the provisional estimates recorded at December 31, 2017.
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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017(1)		2018		2017(1)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(2,260)	$(5,005)	$(7,227)	$(10,765)	$(12,850)	$(22,817)	$(19,625)	$(25,120)
Weighted-average shares used to compute basic and diluted net loss per share	43,085	95,405	53,119	79,132	49,262	87,473	53,805	68,870
Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.14)	$(0.14)	$(0.26)	$(0.26)	$(0.36)	$(0.36)
_______________________

(1)	Prior-period information has been adjusted for the adoption of ASC 606. See Note 2 –Accounting Standards and Significant Accounting Policies for a summary of adjustments.
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options and restricted stock units	19,588	21,184	19,588	21,184
Warrants(1)	115	2,020	115	2,020
Contingent issuable shares related to Jiff (2)	—	3,284	—	3,284
Total	19,703	26,488	19,703	26,488
_______________________
(1)     2017 includes 1.9 million warrants issued to SAP that expired during the fourth quarter of 2017, as described in Note 14–Stockholders’ Equity.

(2)	As of December 31, 2017, the Company determined there would be no related payment because the milestones were not met. See Note 5–Business Combinations for additional information.

Note 17. Reduction in Workforce

On July 30, 2018, the Company announced its intent to undertake a program to reduce its workforce in order to decrease expenses, align its operations with evolving business needs and improve efficiencies. This was in part due to the unexpected churn of a large customer. Under this program, the Company undertook an initiative to reduce its workforce by approximately 12%. For the three months ended September 30, 2018, the Company incurred charges of approximately $2.1 million for this reduction, all of which related to severance costs. As of September 30, 2018, $1.4 million of the total has been paid out, and the remaining balance of $0.7 million is expected to be paid by December 31, 2018.

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

Signed Annual Recurring Revenue

	As of September 30,
	2018	2017
	(in millions)
Signed Annual Recurring Revenue	$152.7	$157.0

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

Our ARR as of September 30, 2018 was $152.7 million, compared with $157.0 million as of September 30, 2017, representing a decrease of approximately 3%, primarily attributable to churn of a large customer, partially offset by new customers and renewals.
Annual Net Dollar Retention Rate

	Twelve Months Ended December 31,
	2017	2016
Annual Net Dollar Retention Rate	104%	94%

We assess our performance on customer retention by measuring our Annual Net Dollar Retention rate (“NDR”). We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our NDR provides a measurement of our ability to increase revenue across our existing customer base through expansion of our additional products to existing customers, increases in user counts for existing customers and customer renewals, as offset by terminations or pricing changes. The addition or loss of a significant customer or customers during the calendar year can have a significant impact on NDR. We calculate NDR for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. In calculating NDR, we exclude one-time fees. NDR does not include subscriptions by new customers contracted since the end of the most recently completed year. We observed an annual net dollar retention rate of 104% and 94% for our signed customer base, for the years ended December 31, 2017 and 2016, respectively. The year over year increase in NDR was primarily due to the cross-sales of Jiff products into the legacy Castlight customer base.

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

Cost of professional services and other revenue consists primarily of employee-related expenses (including salaries, bonuses, benefits and stock-based compensation) associated with these services, the cost of subcontractors, deferred and amortized professional services costs, travel costs and allocated overhead. The time and costs of our customer implementations vary based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer.

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
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as adjusted)(1)		(as adjusted)(1)
Revenue:
Subscription	92%	91%	91%	92%
Professional services and other	8%	9%	9%	8%
Total revenue, net	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	21%	23%	24%	21%
Cost of professional services and other	16%	14%	16%	14%
Total cost of revenue	37%	37%	40%	35%
Gross margin percentage	63%	63%	60%	65%
Operating expenses:
Sales and marketing	29%	45%	34%	48%
Research and development	38%	40%	41%	42%
General and administrative	15%	30%	17%	28%
Total operating expenses	82%	115%	92%	118%
Operating loss	(19)%	(52)%	(32)%	(53)%
Other income, net	1%	—%	1%	—%
Loss before income taxes	(18)%	(52)%	(31)%	(53)%
Income tax benefit	—%	—%	—%	(6)%
Net loss	(18)%	(52)%	(31)%	(47)%
_______________________
(1) Prior-period information has been adjusted for the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). See Note 2 –Accounting Standards and Significant Accounting Policies to the condensed consolidated financial statements for a summary of adjustments.

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		%		$2018		%	$
		2017(1)	Change	Change		2017(1)	Change	Change
	(In thousands, except percentages)
Revenue:
Subscription	$36,702	$31,378	17%	$5,324	$104,493	$87,657	19%	$16,836
Professional services and other	3,339	3,114	7%	225	9,811	7,170	37%	2,641
Total revenue, net	$40,041	$34,492	16%	$5,549	$114,304	$94,827	21%	$19,477
_______________________
(1) Prior-period information has been adjusted for the adoption of ASC 606. See Note 2 –Accounting Standards and Significant Accounting Policies to the condensed consolidated financial statements for a summary of adjustments.

Total revenue for the three months ended September 30, 2018 increased by $5.5 million, or 16%, primarily due to customer launches that occurred in the trailing twelve months ended September 30, 2018, which contributed $7.8 million of the increase in total revenue year over year. These increases were partially offset by churn.

Total revenue for the nine months ended September 30, 2018 increased by $19.5 million, or 21%, primarily attributable to customer launches that occurred in the trailing twelve months ended September 30, 2018 which contributed $24.8 million of the increase in total revenue year over year, including the impact of customers acquired through Jiff. The remaining increase was primarily due to $1.2 million of professional services revenue related to our Anthem local business initiatives. These increases were partially offset by churn.

Costs and Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		%		$2018		%	$
		2017(1)	Change	Change		2017(1)	Change	Change
	(In thousands, except percentages)
Cost of revenue:
Subscription	$8,558	$8,123	5%	$435	26,872	$20,075	34%	$6,797
Professional services and other	6,237	4,791	30%	1,446	18,596	13,228	41%	5,368
Total cost of revenue	$14,795	$12,914	15%	$1,881	$45,468	$33,303	37%	$12,165
Gross margin (loss) percentage:
Subscription	77%	74%			74%	77%
Professional services and other	(87)%	(54)%			(90)%	(84)%
Total gross margin	63%	63%			60%	65%
Gross profit	$25,246	$21,578	17%	$3,668	$68,836	$61,524	12%	$7,312
_______________________
(1) Prior-period information has been adjusted for the adoption of ASC 606. See Note 2 –Accounting Standards and Significant Accounting Policies to the condensed consolidated financial statements for a summary of adjustments.
Cost of subscription revenue for the three months ended September 30, 2018 increased by $0.4 million, or 5%, primarily due to an increase of $0.5 million in third-party service fees to support our growing customer base.
Cost of subscription revenue for the nine months ended September 30, 2018 increased by $6.8 million, or 34%, primarily due to increases of $3.9 million in employee-related costs, $1.5 million of third-party service fees and $0.6 million of IT costs to support our growing customer base. Additionally, amortization of acquired intangibles increased by $0.7 million.

Cost of professional services revenue for the three months ended September 30, 2018 increased by $1.4 million or 30%, year over year. The increase is primarily due to a $0.8 million increase in employee-related costs, arising primarily from headcount growth to support our new customer launches. Additionally, lower deferred professional services costs, due to a focus on customer migration efforts to our integrated platform, and higher amortization resulted in a $0.6 million increase. Severance- related costs of $0.2 million as a result of the reduction in workforce in the third quarter of 2018 also contributed to the increase. These increases were partially offset by a $0.4 million decrease in third-party service fees.

Cost of professional services revenue for the nine months ended September 30, 2018 increased by $5.4 million, or 41%, primarily due to a $3.6 million increase in employee-related costs, arising primarily from headcount growth to support our new customer launches. Additionally, lower deferred professional services costs, due to a focus on customer migration efforts to our integrated platform, and higher amortization resulted in a $1.4 million increase.

Gross margin for the three months ended September 30, 2018 remained flat and decreased for the nine months ended September 30, 2018 due to our investment in professional services and user support teams to support our growing customer base.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		%		$2018		%	$
		2017(1)	Change	Change		2017(1)	Change	Change
	(In thousands, except percentages)
Sales and marketing	$11,497	$15,538	(26)%	$(4,041)	$38,715	$45,618	(15)%	$(6,903)
_______________________
(1) Prior-period information has been adjusted for the adoption of ASC 606. See Note 2 –Accounting Standards and Significant Accounting Policies to the condensed consolidated financial statements for a summary of adjustments.

Sales and marketing expense for the three months ended September 30, 2018 decreased by $4.0 million, or 26%, primarily due to decreases of $4.3 million in employee-related costs and $0.2 million in travel-related expenses. These decreases were partially offset by severance-related expenses of $1.1 million as a result of the reduction in workforce in the third quarter of 2018.

Sales and marketing expense for the nine months ended September 30, 2018 decreased by $6.9 million, or 15%, primarily due to decreases of $7.9 million in employee-related costs, $0.9 million in costs related to the acquisition of Jiff in the second quarter of 2017 and $0.5 million of allocated overhead. These decreases were partially offset by increases in third-party fees of $1.6 million and severance-related expenses of $1.1 million as a result of the reduction in workforce in the third quarter of 2018.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		%		$2018		%	$
		2017	Change	Change		2017	Change	Change
	(In thousands, except percentages)
Research and development	$15,028	$13,809	9%	$1,219	$46,824	$40,074	17%	$6,750

Research and development expense for the three months ended September 30, 2018 increased by $1.2 million, or 9%. The overall increase was primarily due to increases in third-party fees of $0.5 million, $0.5 million of severance-related expenses as a result of the reduction in workforce in the third quarter of 2018 and $0.3 million in employee-related costs.

Research and development expense for the nine months ended September 30, 2018 increased by $6.8 million, or 17%, primarily due to increases in employee-related costs of $3.0 million, lease exit and related charges of $2.0 million incurred in 2018, third-party fees of $1.8 million, $0.6 million of allocated overhead and severance-related expenses of $0.5 million as a result of the reduction in workforce in the third quarter of 2018.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		%		$2018		%	$
		2017	Change	Change		2017	Change	Change
	(In thousands, except percentages)
General and administrative	$6,193	$10,307	(40)%	$(4,114)	$19,400	$26,071	(26)%	$(6,671)

General and administrative expense for the three months ended September 30, 2018 decreased by $4.1 million, or 40%. This decrease was primarily due to the non-recurrence of $4.1 million of costs incurred in the third quarter of 2017 related to the acquisition of Jiff.

General and administrative expense for the nine months ended September 30, 2018 decreased by $6.7 million, or 26%. This decrease was primarily due to the non-recurrence of $6.9 million of costs incurred in the nine months ended September 30, 2018 related to the acquisition of Jiff.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2018	2017(1)
	(In thousands)
Net cash used in operating activities	$(26,057)	$(23,377)
Net cash provided by investing activities	9,025	19,241
Net cash provided by financing activities	2,613	581
Net decrease in cash, cash equivalents and restricted cash	$(14,419)	$(3,555)
_______________________
(1) Prior-period information has been adjusted for the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). See Note 2-Accounting Standards and Significant Accounting Policies to the condensed consolidated financial statements for a summary of adjustments.
As of September 30, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $68.4 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
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
On April 3, 2017, Castlight, Jiff and Silicon Valley Bank agreed to refinance the existing term loan facility owed by Jiff to the Silicon Valley Bank. The loan agreement provides for an approximately $5.6 million term loan and up to a $25 million revolving credit facility. Refer to Note 10-Debt to the condensed consolidated financial statements for further information on our debt.
We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2018 and 2017 was $26.1 million and $23.4 million, respectively. The increase in cash used in operations resulted primarily from higher average year-to-date headcount. Cash used in operations reflected our net loss of $35.7 million for the nine months ended September 30, 2018, adjusted by $33.3 million in non-cash expenses, including stock-based compensation of $14.0 million, amortization of deferred costs of $12.4 million, depreciation and amortization of $5.3 million and lease exit charges of $2.1 million. Working capital uses of cash included an increase in accounts receivable of $8.3 million, primarily as a result of the timing of billings and collections. Other uses of cash included an increase in other assets of $1.1 million, a decrease in accounts payable and other accruals of $4.7 million and a decrease in deferred revenue of $2.3 million, primarily as a result of an increase in the amount recognized as revenues year-over-year.

Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2018 and 2017 was $9.0 million and $19.2 million, respectively. Net cash provided by investing activities was primarily attributable to $10.9 million of maturities and purchases of marketable securities, partially offset by purchases of $1.9 million of property and equipment.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2018 and 2017 was $2.6 million and $0.6 million, respectively. Net cash provided by financing activities during the nine months ended September 30, 2018 was due to proceeds from the exercise of employee stock options.
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

Other than the term loan and lease commitments discussed in Note 10 –Debt and Note 12–Commitments and Contingencies, respectively, to the condensed consolidated financial statements, we do not have commitments under lines of credit, or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of September 30, 2018.
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
Critical Accounting Policies and Estimates

Effective January 1, 2018, we adopted ASC 606. Except for the accounting policies for use of estimates, revenue recognition, accounts receivable, deferred commissions, and deferred professional service costs that were updated as a result of adopting ASC 606, as described in Note 2–Accounting Standards and Significant Accounting Policies of the notes to the condensed consolidated financial statements, there were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2018, as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $68.4 million as of September 30, 2018 and $93.3 million as of December 31, 2017. These are invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital and other general corporate purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

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
All of our investments earn less than 100-basis points and as a result, an immediate increase or decrease of 100-basis points in interest rates would result in an immaterial change in the market value of our investments as of September 30, 2018. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

We also have interest rate exposure as a result of our loan agreement, which provides a term loan and revolving credit facility, as described in Note 10–Debt to the condensed consolidated financial statements. We currently do not hedge this risk. As of September 30, 2018, we had $5.6 million of borrowings outstanding under the term loan and no borrowings outstanding under the revolver. Borrowings outstanding under the term loan and revolver are subject to variable interest rates based on the prime rate as published in the money rates section of The Wall Street Journal. Changes in the prime rate will affect the interest on borrowings under the loan agreement. However, a 50-basis point increase in the interest rate on the term loan would not materially increase interest expense during 2018.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our sales strategy relies on relationships we have developed with health plans, benefits consultants, brokers and other industry participants, and we are continuing to invest in, and expect to continue to increase our reliance on, these relationships with channel partners to access customers and grow our overall sales. However, there can be no assurance that our channel partner relationships will be successful, or will result in access to additional customers or growth in sales. Our channel partnerships do not always meet our expectations and could fail for a variety of reasons, including changes in our partners’ business priorities, insufficient or misaligned incentives for our partners’ to assist us with sales, competition, or other factors.

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

We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, our revenue has increased from $94.8 million for the nine months ended September 30, 2017 to $114.3 million for the nine months ended September 30, 2018. Future revenues may not grow at these same rates or may decline. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the reductions in workforce we implemented in 2016 and 2018, or disposing of, or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. We must also attract, train and retain a significant number of qualified personnel in key areas such as research and development, sales and marketing, customer support, professional services, and management, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters is located in the San Francisco Bay Area.
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
We have incurred significant net losses in each year since our incorporation in 2008 and expect to continue to incur net losses for at least fiscal year 2018. We experienced net losses of $35.7 million, $51.9 million, $58.7 million, and $79.9 million during the nine months ended September 30, 2018 and the years ended December 31, 2017, 2016 and 2015, respectively. As of September 30, 2018, we had an accumulated deficit of $411.0 million. The losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We announced a restructuring program in July 2018 to reduce our workforce and better align our operations with evolving business needs, under which we reduced our expected expenses by 10-15%. However, our estimates and forecasts relating to the success of our cost-savings measures may prove to be inaccurate. We anticipate that cost of revenue and operating expenses will increase in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. In addition, as a result of our acquisition of Jiff, we have incurred substantial transaction costs and expect to incur further increases in our cost of revenue and operating expenses in connection with the integration of the Jiff and Castlight functionalities and costs to acquire customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, if at all.

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

We are particularly subject to fluctuations in our quarterly results of operations since the costs associated with entering into customer agreements and implementing our offerings are generally incurred prior to launch, while we generally recognize revenue over the term of the agreement beginning at launch. In addition, some of our contracts with customers provide for one-time bonus payments, or in some cases fee reductions, if our offering does, or does not, achieve certain metrics, such as a certain rate of employee engagement. These bonuses or reductions may lead to additional fluctuations in our quarterly operating results. In certain contracts, employee engagement may refer to the number of first time registrations by employees of our customers and in other cases it may refer to return usage of our products by employees. Any fluctuations in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our Class B common stock.

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
Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the year ended December 31, 2017, our top 10 customers by revenue accounted for approximately 33% of our total revenue. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. For example, during the third quarter of 2018, one of our largest customers adopted a new benefits strategy and did not renew its agreement with us, and that agreement will expire on December 31, 2018. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.
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

In addition, we are subject to various state laws, including the California Consumer Privacy Act (“CCPA”), which recently was enacted by California, where our corporate headquarters is located. The CCPA will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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
In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including Anthem, Inc. We have continued to expand our ongoing relationship with Anthem, including Anthem’s offering of Engage, a Castlight-powered health navigation platform, and our development and support of the base technology underlying Anthem’s core care guidance offering. Apart from channel partners and data partners, our offering also includes the integration of products supplied by strategic partners, who offer complementary products and services. We rely on these strategic partners in the timely and successful deployment of our offering to our customers. If the products provided by these partners have defects or do not operate as expected, if the services provided by these partners are not completed in a timely manner, if our partners have organizational or supply issues, or if we do not effectively integrate and support products supplied by these strategic partners, then we may have difficulty with the deployment of our offering that may result in loss of, or delay in, revenues, increased service and support costs and a diversion of development resources. We also may compete in some areas with these same partners. If these strategic partners fail to perform or choose not to cooperate with us on certain projects, in addition to the effects described above, we could experience loss of customers and market share; and failure to attract new customers or achieve market acceptance for our products. Identifying partners, negotiating and documenting relationships and building integrations with them, requires significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with Anthem, or other third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our platform or increased revenue.

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2018 and 2017, our net cash used in operating activities was $26.1 million and $23.4 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation and integration of the Jiff business, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, it may be difficult to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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

Because of our dual class common stock structure, the holders of our Class A common stock, who in large part consist of our founders, early investors, directors, executives, employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they own less than 50% of the outstanding shares of our Class A and Class B common stock, combined. As of September 30, 2018, holders of our Class A common stock owned approximately 27% of the outstanding shares of our Class A and Class B common stock, combined, however, holders of our Class A common stock, including our executive officers and directors and their affiliates, have approximately 79% of the voting power of our outstanding capital stock with respect to the matters specified above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
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

•
Amendment of the anti-takeover provisions of our restated certificate of incorporation require super majority approval by holders of at least two-thirds of our outstanding Class A and Class B    common stock, combined. and

•
In certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of September 30, 2018, holders of our Class A common stock owned approximately 27% and holders of our Class B common stock owned approximately 73% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 79% and holders of our Class B common stock have approximately 21% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 27% and holders of our Class B common stock have approximately 73% of the total votes.

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

CASTLIGHT HEALTH, INC.
Date:	November 7, 2018	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
Chief Financial Officer (Principal Financial Officer)