Form 10-K
period 2018-12-31
CASTLIGHT HEALTH, INC.
filed 2019-03-01
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2018
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
Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes [ ] No [X]
Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [X]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No [X]
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second quarter, which was June 30, 2018, the aggregate market value of its shares (based on a closing price of $4.25 per share) held by non-affiliates was approximately $515.5 million. As of February 25, 2019, there were 37,173,783 shares of the Registrant’s Class A common stock outstanding and 106,350,417 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s year ended December 31, 2018, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

______________________________________

i

Special Note Regarding Forward Looking Statements and Industry Data
This Annual Report on Form 10-K includes forward-looking statements. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our future results of operations, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

Castlight’s platform solution supports strong employee engagement and satisfaction through two foundational components: an ecosystem of deep integrations across an employer’s various health and wellbeing partners, and a predictive analytics “engine” that uses claims, demographic and user data and machine learning to personalize clinical options, benefit programs, wellbeing incentives, communications, and educational content, based on each employee’s specific health and wellbeing needs.

This unique combination of data integrations and personalization puts Castlight in a position to deliver value to employees and their employers. For employees, our platform improves their health benefits experience, with a highly-engaging, seamless mobile application and web experience, which are coupled with multi-channel communications. In addition, the platform’s rewards feature is designed to incentivize individuals to participate in health programs, optimize their care utilization, and improve their daily habits. For employers, Castlight provides a simplified, cost-effective, and flexible way to help manage health benefits: helping them to procure, deploy, manage, and measure healthcare and wellbeing program vendors through a single platform.

Castlight was incorporated in the State of Delaware in January 2008. Its first generation care guidance solutions addressed the needs of employees actively seeking care or managing a chronic condition and serve as the foundation of our current care guidance offering. In 2015, we launched Castlight Action, our data-driven personalization benefits content and recommendations platform, which has been integrated into all of our products and re-branded as Castlight Genius. In April 2017, we acquired Jiff, Inc. Jiff provided an enterprise health benefits platform that served as a central hub for employee wellbeing and employee benefit programs and is the foundation for our wellbeing offering. In 2018, Castlight launched two offerings that deliver health care and wellbeing benefits navigation in a single user experience: Engage (January) and Castlight Complete (September). The Company's principal executive offices are located in San Francisco, California.

Our Opportunity

Health benefits is one of the largest categories of spend for U.S. employers, and is also an area of increasing complexity for employers and employees:

•
According to The Centers for Medicare and Medicaid Services (“CMS”), U.S. private health insurance spending is estimated to be $1.24 trillion in 2018 and is expected to grow at a compound annual growth rate of 4.4% through 2022.

•
Employers seek to deploy more digital health offerings to improve employee satisfaction and outcomes but are faced with evaluating and managing an ever-increasing number of digital health point solutions for their employees. Rock Health estimates that more than $29 billion was invested in U.S. digital health companies from 2013 to 2018, across more than 1,800 funding rounds. While this explosion in digital health options has been overwhelming for human resource executives responsible for health benefits evaluation, selection and spend, these solutions are seen as key drivers of employee engagement.

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

The Castlight Ecosystem. The Castlight Ecosystem leverages an open architecture to simplify benefit vendor integration and management for the employer. We can integrate our platform with nearly any vendor to create one seamless experience, and employers can use our Preferred Partners to purchase and manage third-party digital health applications and services across categories such as: activity and fitness tracking; biometrics; financial wellbeing; health risk assessment; mental health; nutrition management; second opinion; sleep management; smoking cessation; weight management; and areas of condition management in areas like cardiovascular, diabetes, maternal health, and musculoskeletal.

Data-Driven Personalization. Castlight Genius ("Genius"), previously marketed as Castlight Action, is an intelligent personalization engine that leverages our vast data resources and helps guide employees to the right benefits resource. Starting with new sales in 2018, Genius is now embedded into all Castlight packages described below. Castlight utilizes a variety of data sources to build employee segments, each with unique health needs and opportunities. Example data sources we use to power Genius include: search data, claims data, ecosystem partner data, employee interests and preferences, and demographic data from an employer’s eligibility file. Based upon its analysis of these data categories, Castlight Genius can deliver relevant content and recommendations to each population segment through communications channels, such as in-app and website content, email, and mobile push notifications. Recommendations categories include specific programs for those at risk for depression or anxiety; encouraging behaviors such as identifying and recommending a primary care physician; care options such as back pain care based on claims data; predictive content such as those who are at-risk for back surgery; and engagement incentives to encourage utilization of an available diabetes management program for those with the condition.

Comprehensive Employee Experience. We deliver a user experience that is designed to be the first place employees go whenever they have a health benefits related need. We believe we are uniquely positioned in the market, given the breadth of features and capabilities we have developed, our ecosystem partners; and our unique integrations with all the major health plans. Whether an employee is healthy, accessing care, or managing a condition, we can engage them with personalized content and deliver valuable employer communications. We deliver these all through an engaging website and mobile applications.

Our Products

We sell our health navigation platform primarily through three available packages:

Care Guidance Navigator: Our Care Guidance Navigator provides employees with what they need to make better care decisions and navigate an employer’s programs through an experience that is tailored specifically for an employer’s networks, health plans, care options, and programs. By helping employees choose the right benefit and right care option at the right time, we can improve their satisfaction with benefits while helping their employer achieve costs savings.

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

We offer each of our three Navigator packages in two versions: Enterprise and Express. The Enterprise versions are configurable for larger employers with more complex benefit designs and larger numbers of vendor integrations. For mid-size employers, we offer Express versions of our packages, which are pre-configured to facilitate faster implementation and more streamlined management, providing the same base functionality, but no custom integrations.

In addition to the above three packages, we offer Elevate as a buy-up product and Engage through Anthem Inc., both of which are described below:

Elevate: All customers may purchase our behavioral health module, Castlight Elevate, which guides users to the available behavioral health resources such as employee assistance programs, cognitive behavioral therapy and teletherapy.

Engage: In addition to the three Navigator packages we sell directly, we also use our platform to power an offering sold through Anthem, Inc. called Engage. Engage delivers the power and personalized user experience of the Castlight platform to Anthem members with additional features available through deep integrations with Anthem’s own assets, such as the Anthem Health Guide concierge, Anthem’s clinical and care management programs, and Anthem’s gaps-in-care and clinical analytics. Engage is offered in multiple packages, including a more streamlined version that can be offered by Anthem to its smaller size clients. As of December 31, 2018, Engage was available to Anthem, Inc. national accounts and large group accounts in eleven states. See “Strategic Relationships” under the caption “Anthem, Inc.” elsewhere in Item 1 to this Form 10-K for additional information on Engage.
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

•
Marketplace: Store and Rewards Center. To help employers drive employee engagement with their benefits, we offer an online store where employers can offer third-party health products and services (e.g. fitness trackers) to their employees for use with Wellbeing Navigator’s activity tracking functionality. Additionally, we power a Rewards Center where employees can redeem incentive points for items such as contributions to the HSA accounts, gift cards, and donations to charity. Revenues from products sold through our online market place is recognized on a net basis principally because we are not the primary obligor to the end-customers.

Customers

As of December 31, 2018, we had $150.5 million in signed annual recurring revenue (“ARR”). Together, our customers encompass millions of eligible employees and their families. Our customers consist primarily of large self-insured employers, representing a wide range of industries, such as education, manufacturing, retail, technology and government, and includes some of the largest employers in the United States. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large corporation, which has entered into a master subscription agreement with us to access our platform, including customers that are in the process of deploying our platform to employee populations.

Employees and Culture

We view our employees and company culture as critical assets for our business and a source of competitive strength. Our leadership team is focused on supporting our employees and fostering our unique culture. We believe this has enabled us to attract and retain some of the best minds in technology and health care to build and advance our platform.

As of December 31, 2018, we had a total of 470 full-time employees. We also engage contractors and consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Sales and Marketing

We have a hybrid sales model that leverages a national direct sales organization and strong channel partner relationships.

Our direct sales team comprises enterprise-focused field sales professionals who are organized into geography-based teams. Our field professionals target large, self-insured U.S. employers and are supported by a sales operations staff, including product technology experts, lead generation professionals and sales data experts.

We have also increased our focus on indirect sales through a variety of channels, most notably through our go-to-market relationship with Anthem, Inc. (See "Strategic Relationships" below.) We also maintain relationships with key industry participants including benefit consultants, brokers, group purchasing organizations, and health plan partners. These channel partners can support our sales efforts to varying degrees by sourcing prospects, and working in collaboration with our direct sales team during the sales process. Through these relationships, we believe we are able to reach a broader set of potential customers and leverage existing relationships to promote our health benefits platform and products.

We also generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs and strategic relationships. Our marketing programs target human resource executives and benefits leaders in addition to senior business leaders and health care and benefits channel partners. Our principal marketing programs include value-add research and learning opportunities for potential customers, channel marketing, demand generation activities, field marketing events, direct e-mail campaigns and participation in user conferences, industry events, trade shows and customer conferences.

Technology and Operations

We have designed our technology infrastructure to provide a highly available and secure multi-tenant cloud-based offering. Our multi-tenant platforms allow us to use a standard data model and consistent management practices for all customers with multiple possible configurations, while securely partitioning each customer’s application data. This approach provides significant operating leverage and improved efficiency as it helps us reduce our fixed cost base and minimize unused capacity on our hardware.

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

•
Security. We maintain a formal and comprehensive security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches and prevent unauthorized access to our data or the data of our customers. We strictly regulate and limit all access to on-demand servers and networks at our production and remote backup facilities. All users are validated, authenticated and authorized before they can access our system. Users must have a valid user ID and associated password to log on to our services. We require Transport Layer Security between the user’s browser and our servers to protect data in transit. Encrypted backup files are transmitted over secure connections to redundant storage in a secondary data center.

We currently host our products from regionally dispersed data centers and lease third-party industry-class data center hosting facilities throughout the United States. We rely on third-party vendors to provide infrastructure support for our data centers, which are designed to host computer systems that require high levels of availability and have redundant subsystems and compartmentalized security zones. We utilize commercially available hardware for our data center servers. Our data center facilities employ advanced measures to ensure physical integrity, including redundant power and cooling systems and advanced fire and flood prevention.

Compliance and Certifications

Our software services and data are located at independently managed and third-party data center hosting facilities. We require those vendors to obtain third-party security examinations relating to security and data privacy such as Service Organization Controls (SOC) SOC 1 or SOC 2 reports. Our vendors’ examinations are conducted at least every 12 months by an independent third-party auditor, and address, among other areas, physical and environmental safeguards for production data centers, data availability and integrity procedures, change management procedures and logical security procedures. An independent auditor conducts an annual SOC 2 Type II audit of our operating processes and procedures and HITRUST certifications of our security controls. Our annual internal audits are based upon the international standard ISO/IEC 27001 that addresses, among other things, security, data privacy and operational controls.

Strategic Relationships

Data Collaborations. We have relationships with many national and regional health plans, pharmacy benefit managers (PBMs), dental insurers, behavioral health plans, and health savings plans to support our mutual customers. These collaborations provide us with claims, balance integrations and other data on behalf of our employer customers. We have developed technologies in collaboration with several payers including real-time integrated APIs. The increasing number of data integrations we have in place is helping to position us as a health navigation platform for our customers, and enables employers to consolidate many of their myriad sources of benefits information toward a single point of reference.

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

Anthem, Inc. We continue to expand our ongoing relationship with Anthem to deliver greater shared value to our customers and Anthem’s members. In 2017, Anthem began selling Engage, a Castlight-powered health navigation platform branded by Anthem and deeply integrated with Anthem’s own programs and benefits. Today, Anthem is marketing Engage as a highly integrated mobile-first personalized health assistant for new and existing Anthem clients in its national accounts business segment as well as in its large group businesses in eleven states. Additionally, we have developed and continue to support the base technology underlying Anthem’s core care guidance offering, which Anthem is rolling out to its book of business in a phased approach.

Ecosystem Vendors. Castlight’s ecosystem provides access to more than 30 pre-integrated digital health partners that we can resell to provide a more integrated and streamlined experience for our users. In addition to our sales partnerships, Castlight also has performed over 1,000 third-party benefit integrations for our customers that deliver effortless access to these programs for our users.

Competition

Our market is in an early stage of development, but is rapidly evolving and competitive. We currently face competition from both existing and emerging vendors across a variety of categories, from specialists in the care guidance and wellbeing areas of the market, to broader offerings that compete with our full health navigation platform. A listing of some of our common competitors, grouped by major category, includes:

•
Care guidance competitors, which include: independent vendors such as ClearCost Health, Compass, Healthcare Bluebook, Accolade, HealthAdvocate, and Quantum Health; and U.S. health plans such as Aetna Inc., Cigna Corporation, and United Healthcare Group, Inc., and Health Services Corporation that bundle basic care guidance functionality into their offering;

•	Wellbeing competitors, which include: Limeade, VirginPulse and Vitality; and

•	Platform competitors, which include: United Healthcare Group’s Optum/Rally offering, and emerging competitors such as Evive, Welltok, and Sharecare.

The principal competitive factors in our industry include:

•	ability to curate complex data from multiple sources and present it through an easy to navigate user interface;

•	capability for customization through configuration, integration, security, scalability and reliability of products;

•	ease of use and rates of user engagement;

•	complimentary technology platform and high touch services;

•	breadth and depth of application functionality;

•	competitive and understandable pricing;

•	size of customer base and level of user engagement;

•	depth of access to third-party data sources;

•	ability to integrate with legacy enterprise infrastructures and third-party applications;

•	ability to innovate and respond rapidly to customer needs and regulatory changes;

•	domain expertise in benefits and health care consumerism;

•	accessibility on any browser or mobile device;

•	clearly defined implementation timeline; and

•	customer branding and styling.

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

As of December 31, 2018, we had one issued patent and three patent applications pending in the United States. Our issued patent expires on July 27, 2031. We own and use trademarks on or in connection with our products and services, including both unregistered common law marks and issued trademark registrations in the United States and elsewhere. We have trademark applications pending to register marks in the United States. We have also registered numerous Internet domain names. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our products are more essential to establishing and maintaining our technology leadership position.

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

Strategic Acquisition

On April 3, 2017, we completed our acquisition of Jiff, Inc. Jiff provided an enterprise health benefits platform that served as a central hub for employee wellbeing and employee benefit programs and is the foundation for our Wellbeing Navigator. The acquisition enabled us to develop a product offering that provides the full spectrum of wellbeing, healthcare decision support and an engagement hub all in one complete package.

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

Requirements Regarding the Privacy and Security of Personal Information

U.S.-HIPAA and Other Privacy and Security Requirements. There are many U.S. federal and state laws and regulations related to the privacy and security of personal health information. For example, in June 2018, the California State Legislature passed the California Consumer Privacy Act (CCPA), a major new state law poised to affect the privacy landscape globally and allows the California Attorney General to impose fines for CCPA violations. The CCPA is effective January 1, 2020 and the earliest the California Attorney General may bring an enforcement action under the CCPA is July 1, 2020. The CCPA is applicable to our business and we plan on implementing necessary changes to our business operations.

Additionally, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, collectively HIPAA, establishes privacy and security standards that limit the use and disclosure of protected health information and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Our health plan customers, as well as health care clearinghouses and certain providers with which we may have or may establish business relationships, are covered entities that are regulated under HIPAA. The Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010, significantly expanded HIPAA’s privacy and security requirements. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” who are independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Under HIPAA and our contractual agreements with our customers, we are considered a “business associate” to our customers and thus are directly subject to HIPAA’s privacy and security standards. In order to provide our covered entity customers with services that involve the use or disclosure of protected health information, HIPAA requires our customers to enter into business associate agreements with it. Such agreements must, among other things, require us to:

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

On December 15, 2015, the European Parliament and the Council of the European Union (Council) reached a political agreement on the future EU data protection legal framework. Formally adopted by the European Parliament in 2016, the General Data Protection Regulation (“GDPR”) replaced the 1995 Data Protection Directive. GDPR went into effect in May 2018. GDPR includes operational requirements for companies that receive or process personal data of European Union residents that are different than those currently in place in the European Union, and includes significant penalties for non-compliance. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

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

We dedicate significant resources to protecting our customers’ confidential and protected health information, or PHI. Our security strategy employs various practices and technology to control and protect access to sensitive information. In February 2019, our application and infrastructure received certification status from the Health Information Trust Alliance, or HITRUST, the healthcare industry group that certifies an entity’s material compliance with the Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we collectively refer to as HIPAA, and various states’ security and privacy laws regarding the creation, access, storage or exchange of personal health and financial information. Our certification status signifies that we exhibit and are able to maintain high security standards of electronic PHI.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information, including all amendments to these filings, with the SEC. You may access our SEC filings, free of charge, from our website at www.castlighthealth.com under the "Investor Relations" tab promptly after such material is electronically filed with, or furnished to, the SEC. The SEC's website at www.sec.gov also has all the reports that we electronically file or furnish to the SEC. The information posted on or accessible through these websites is not incorporated into this filing.

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
Our sales strategy relies on relationships we have developed with health plans, benefits consultants, brokers and other industry participants, and we are continuing to invest in, and expect to continue to increase our reliance on, these relationships with channel partners to access customers and grow our overall sales. However, there can be no assurance that our channel partner relationships will be successful, or will result in access to additional customers or growth in sales. Our channel partnerships do not always meet our expectations and could fail for a variety of reasons, including changes in our partners’ business priorities, insufficient or misaligned incentives for our partners to assist us with sales, competition, or other factors.

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

Prior to our acquisition of Jiff, we derived a substantial majority of our revenue from sales of our legacy care guidance platform, and our longer-term operating results and continued growth depend in part on our ability to successfully develop and sell new products and services that our new and existing customers want and are willing to purchase. In addition to our legacy core Castlight platform (now marketed as our care guidance solution), we continue to introduce a number of products and cross-sells, such as our latest offering of Castlight Complete, Care Guidance Navigator, Wellbeing Navigator, Elevate and Engage, but it is uncertain whether these products and services will result in significant revenue or comprise a significant portion of our total revenue. In addition, based on our belief that our customers are interested in acquiring wellness-related products, we devoted substantial efforts to our acquisition of Jiff, and expect to continue to devote substantial efforts to the integration and expansion of that portion of the business. We have also invested, and will continue to invest, significant resources in research and development to enhance our existing offering and introduce new high quality products and services. If existing customers are not willing to make additional payments for such new products, or if new customers do not value such new products, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively communicated and brought to market.
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

The market for our products and services is competitive, and we expect the market to attract increased competition, which could make it hard for us to succeed. We currently face competition for portions of our offering from a range of companies, including healthcare information technology companies and specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. Our market is in an early stage of development, but is rapidly evolving and competitive. We currently face competition from both existing and emerging vendors across a variety of categories, from specialists in the care guidance and wellbeing areas of the market, to broader offerings that compete with our full health navigation platform. There are a number of independent companies we compete with across the various functions of our health navigation platform. Care guidance competitors include Accolade, ClearCost Health, Compass, HealthAdvocate, Healthcare Bluebook, and Quantum Health. Wellbeing competitors include Limeade, VirginPulse, and Vitality. Platform competitors include Evive, Optum/Rally, Sharecare, and Welltok.

In addition, large, well-financed health plans, with whom we cooperate and on whom we depend in order to obtain the pricing and claims data we need to deliver our offering to customers, have in some cases developed or acquired their own wellbeing and care guidance tools and provide these solutions to their customers at discounted prices or often for free. These health plans include, for example, Aetna Inc., Cigna Corporation, Health Services Corporation, and UnitedHealth Group, Inc. Competition from specialized software and solution providers, health plans and other parties may result in pricing pressure, which may lead to price decline in certain product segments, which could negatively impact our sales, profitability and market share. In addition, if health plans perceive continued cooperation with us as a threat to their business interests, they may take steps that impair our access to pricing and claims data, or that otherwise make it more difficult or costly for us to deliver our offering to customers.

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

Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we will discover additional problems that prevent our proprietary products from operating properly. We are currently developing new features and services in our proprietary software for all of our offerings. If any of our offerings does not function reliably or fails to achieve customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients which would adversely affect our operating results.

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
Our customers have a variety of different data formats, enterprise applications and infrastructure and our offering must support our customers’ data formats and integrate with complex enterprise applications and infrastructures. If our platform does not currently support a customer’s required data format or appropriately integrate with a customer’s applications and infrastructure, or if an existing customer switches to unsupported infrastructure, then we may have to configure our platform to do so, which increases our expenses. Additionally, we do not control our customers’ implementation schedules. As a result, if our customers do not allocate internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. Further, our implementation capacity has at times constrained our ability to successfully implement our offering for our customers in a timely manner, particularly during periods of high demand. If the customer implementation process is not executed successfully or if execution is delayed, we could incur significant costs, customers could become dissatisfied and decide not to increase usage of our offering, or not to use our offering beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. Our data dependencies and implementation procedures differ for each new product that we launch. Accordingly, our ability to convert sales of new products into billings and revenue depends on our ability to create a scalable launch infrastructure in each case. In addition, competitors with more efficient operating models with lower implementation costs could penetrate our customer relationships.

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
We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, our revenue has increased from $132.0 million for the year ended December 31, 2017 to $156.4 million for the year ended December 31, 2018. Future revenues may not grow at these same rates or may decline. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the reductions in workforce we implemented in 2016 and 2018, or disposing of, or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. We must also attract, train and retain a significant number of qualified personnel in key areas such as research and development, sales and marketing, customer support, professional services, and management, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters is located in the San Francisco Bay Area.
A key aspect to managing our growth is our ability to scale our capabilities to implement our offering satisfactorily with respect to both large and demanding enterprise customers, who currently comprise the majority of our customer base, as well as smaller customers. Large customers often require specific features or functions unique to their particular business processes, which at a time of rapid growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our offering to our customers in a timely manner. We may also need to make further investments in our technology and automate portions of our offering or services to decrease our costs, particularly as we grow sales of our health benefits platform to smaller customers. If we are unable to address the needs of our customers or their employees, or our customers or their employees are unsatisfied with the quality of our offering or services, they may not renew their agreements, seek to cancel or terminate their relationship with us or renew on less favorable terms. In addition, many of our customers adjust their benefit plan designs, benefits providers and eligibility criteria at the start of each new benefits plan year, requiring additional configurations for those customers. As our customer base grows, the complexity of these activities can increase. If we fail to automate these operations sufficiently and implement these changes on a timely basis or are unable to implement them effectively, our business may suffer.

We may experience additional challenges with managing our growth relating to our acquisition of Jiff. The operation and integration of the acquired technologies has required, and we expect will continue to require, substantial financial costs and substantial management attention. If we fail to effectively manage the continued integration process in a timely manner, our business and financial results may suffer.
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

Our success depends largely upon the continued services of our key executive officers. These executive officers are at-will employees and therefore may terminate employment with us at any time with no advance notice. We do not maintain “key person” insurance for any of these executive officers or any of our other key employees. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and cost and may significantly delay or prevent the achievement of our business objectives.

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
We have a history of significant GAAP losses, which we expect to continue for the foreseeable future, and we may never achieve or sustain profitability in the future.
We have incurred significant GAAP net losses in each year since our incorporation in 2008 and expect to continue to incur GAAP net losses for at least fiscal year 2019. We experienced GAAP net losses of $39.7 million, $51.9 million and $58.7 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $415.0 million. The GAAP losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We announced a restructuring program in July 2018 to reduce our workforce and better align our operations with evolving business needs, under which we reduced our expected expenses by approximately 12%. However, our estimates and forecasts relating to the success of our cost-savings measures may prove to be inaccurate. We anticipate that cost of revenue and operating expenses will increase in the foreseeable future as we seek to continue to grow our business, enhance our offering and acquire customers. In addition, as a result of our acquisition of Jiff, we have incurred substantial transaction costs and we may incur further increases in our cost of revenue and operating expenses in connection with the integration of the Jiff and Castlight functionalities and costs to acquire customers. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased GAAP losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior GAAP losses, combined with our expected future GAAP losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur GAAP operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, or at all.
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

We may be unable to fully realize the anticipated benefits of the Jiff acquisition.

Following the acquisition of Jiff, Inc., as a combined company we have been and will continue to be required to devote significant management attention and resources to integrating the business practices and operations of the two businesses. As a combined company, we may fail to realize some or all of the anticipated benefits of the acquisition if the integration process is not successful or is more costly than expected. As a combined company we may encounter difficulties in the integration process that include the following:

•	the inability to successfully market and sell the combined product offerings;

•	lost sales and customers as a result of certain customers deciding not to migrate their pre-combination product selection to our combined product:

•	complexities associated with managing the combined businesses;

•	creating uniform standards, controls, procedures, policies and information systems;

•	performance shortfalls as a result of the diversion of management’s attention caused by integrating the companies’ operations and functionality, or developing new functionality; and

•	potential loss of brand awareness or confusion as a result of our re-branding activities.

It is possible that the need to support pre-combination legacy product offerings could result in the diversion of management’s attention, the disruption or interruption of, or the loss of momentum in, the ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability as a combined company to maintain relationships with customers, partners and employees or its ability to achieve the anticipated benefits of the acquisition, or could reduce the earnings or otherwise adversely affect the business and financial results of the combined company. Moreover, in addition to the possible failure to realize the anticipated benefits of any acquisition, including revenues or return on investment assumptions, we may be exposed to unknown liabilities or impairment charges as a result of such acquisitions.

The market for our offering is immature and volatile, and if it does not further develop, if it develops more slowly than we expect, or if our offering does not drive employee engagement, the growth of our business will be harmed.
Our market is immature and volatile, and it is uncertain whether we will achieve and sustain high levels of demand and market adoption. Our success depends to a substantial extent on the willingness of employers to increase their use of our health navigation platform, the ability of our products to increase employee engagement, as well as on our ability to demonstrate the value of our offering to customers and their employees and to develop new products that provide value to customers and users. If employers do not perceive the benefits of our offering or our offering does not drive employee engagement, then our market might develop more slowly than we expect, or even shrink, which could significantly and adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends, which could harm our business. If any of these events occur, it could materially and adversely affect our business, financial condition or results of operations.

In addition, we have devoted substantial efforts to our acquisition of Jiff, and expect to continue to devote substantial efforts to the operation and integration of the Jiff and Castlight functionalities. We have undertaken these efforts based on our belief that our customers are interested in a combined suite of offerings that address both health benefit management and wellness needs. However, if customer demand for a combined suite of offerings is lower than expected, then our business will be harmed and our operating results will suffer.
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
We devote significant resources and incur significant upfront costs to establish relationships with our customers and implement our offering and related services, particularly in the case of large enterprises that in the past have requested or required specific features or functions unique to their particular business processes. Accordingly, our operating results will depend in substantial part on our ability to deliver a successful customer experience and persuade our customers to maintain and grow their relationship with us over time. For example, if we are not successful in implementing our offering or delivering a successful customer experience, a customer could terminate or decline to renew their agreement with us, we would lose or be unable to recoup the significant upfront costs that we had expended on such customer and our operating results would suffer. As we grow, our customer acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability.
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
Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the year ended December 31, 2018, our top 10 customers by revenue accounted for approximately 31% of our total revenue. In calculating our top 10 customers by revenue, we include only direct customers, not channel partners. In addition, one of our channel partners accounted for approximately 11% of total revenue for the year ended December 31, 2018. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. For example, during the third quarter of 2018, one of our largest customers adopted a new benefits strategy and did not renew its agreement with us, and that agreement expired on December 31, 2018. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.
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

We also have ongoing compliance obligations with respect to applicable portions of the EU General Data Protection Regulation ("GDPR"), which became effective on May 25, 2018, which we have to comply with to the extent we have applicable users in the European Union, and we cannot assure you that our compliance efforts will be effective. The introduction of new products or expansion of our activities may subject us to additional laws and regulations. We have incurred, and will continue to incur, significant costs to establish and maintain compliance with new regulations that may apply to us, which would negatively affect our operating results.
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
The U.S. health care industry is extensive and complex, with a number of large market participants with conflicting agendas, is subject to significant government regulation and is currently undergoing significant change. Changes in our industry, for example, towards private health care exchanges or away from high deductible health plans, or the emergence of new technologies as more competitors enter our market, could result in our offering being less desirable or relevant.

For example, we currently derive the vast majority of our revenue from customers that are self-insured employers. The demand for significant portions of our offering depends on the need of self-insured employers to manage the costs of health care services that they pay on behalf of their employees. While the percentage of employers who are self-insured has been increasing over the past decade, there is no assurance that this trend will continue. Various factors, including changes in the health care insurance market or in government regulation of the health care industry, could cause the percentage of self-insured employers to decline, which would adversely affect the market for our offering and would negatively affect our business and operating results. Furthermore, such trends and our business could be affected by changes in health care spending resulting from changes in the law like we saw with the Patient Protection and Affordable Care Act (the “ACA”). Under the ACA, the federal government and several state governments established public exchanges in which consumers can purchase health insurance. In the event that the ACA, any amendment or repeal of the ACA, or other changes to the legal landscape causes our customers to change their health care benefits plans or move to use of exchanges such that it reduces the need for our offering, or if the number of self-insured employers otherwise declines, we would be forced to compete on additional product and service attributes or to expend significant resources in order to alter our offering to remain competitive.

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the year ended December 31, 2018 and 2017, our net cash used in operating activities was $18.6 million and $23.5 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation and integration of the Jiff and Castlight functionalities, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, it may be difficult to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
We depend on data centers operated by third parties for our offering, and any disruption in the operation of these facilities could adversely affect our business.
We provide our Castlight health navigation platform through computer hardware that is currently located in two geographically-dispersed third-party data centers in the U.S., each of which are operated by the same IT hosting company. Our Wellbeing services are hosted on Amazon Web Services hardware through virtual private clouds. While we control and have access to our owned servers and all of the components of our network that are located in these external data centers, we do not control the operation of these facilities and there could be performance or availability issues outside our control. The owners of our data centers and hosting services have no obligation to renew the agreements with us on commercially reasonable terms, or at all. If we are unable to renew these types of agreements on commercially reasonable terms, or if our data center operators and hosting services are acquired or cease operations, we may be required to transfer our servers and other infrastructure to new data center facilities or hosting services, and we may incur significant costs and possible service interruption in connection with doing so.
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
We believe that a critical asset for our business, and a source of our competitive strength, is our unique company culture, which we believe fosters a high level of cross-functional collaboration and desire for excellence in our performance and product. As we grow and change, we may find it difficult to maintain these important aspects of our corporate culture. The continued integration of the Jiff and Castlight functionalities, or the business and personnel of any acquisitions we may make in the future, may present additional challenges to our ability to maintain our corporate culture. Any failure to preserve our culture could also negatively affect our ability to attract and retain personnel, our reputation and our ability to continue to build and advance our offering and may otherwise adversely affect our future success.
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

We have been in the past and may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. For example, during the second quarter of 2015, four purported securities class action lawsuits, which were later consolidated into a single action, were filed in the Superior Court of the State of California, County of San Mateo, against us, certain of our current and former directors, executive officers, significant stockholders and underwriters associated with our initial public offering. On October 28, 2016, the Court approved a mediated cash settlement of an aggregate amount of $9.5 million. As a result of the settlement, we recorded a net charge of $2.9 million to general and administrative expense in 2016. This amount represents the portion of settlement that was not covered by insurance and legal fees incurred in 2016 regarding this matter. Future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.
The development and expansion of our business through acquisitions of other companies or technologies or other strategic transactions could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
On April 3, 2017, we completed our acquisition of Jiff, and issued approximately 27 million shares and options to former Jiff equity holders, representing approximately 20% of the combined company on a fully-diluted basis. The process of integrating the Jiff business, team and technology has created, and could continue to create, unforeseen operating difficulties and expenditure requirements. We may not be able to effectively manage the combined Castlight and Jiff business or effectively integrate the personnel, operations and technologies of Jiff or any other company we may acquire in the future.
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

•
delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, systems, functions, technologies and infrastructure to support the combined business or strategic alliance, as well as maintaining and integrating accounting systems and operations, uniform standards, controls (including internal accounting controls), procedures and policies;

•
difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition or strategic transaction;

•	the potential loss of key employees;

•	the risk that we do not realize a satisfactory return on our investments;

•	diversion of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition or strategic transaction.

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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, provide a management report on the internal control over financial reporting. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until we cease to be an “emerging growth company”, as defined in the JOBS Act, on December 31, 2019. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm concludes we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class B common stock could be negatively affected and we could become subject to investigations by the New York Stock Exchange, on which our securities are listed, the SEC or other regulatory authorities, which could require us to obtain additional financial and management resources.
Changes in accounting principles may cause previously unanticipated fluctuations in our financial results, and the implementation of such changes may impact our ability to meet our financial reporting obligations.
We prepare our financial statements in accordance with U.S. GAAP which are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. For example, effective January 1, 2018, we adopted Accounting Standard Codification Topic 606 ("ASC 606"), Revenue from Contracts with Customers. We adopted the requirements of the new standard utilizing the full retrospective method, which required us to recast prior reporting periods. While the adoption of the new standard did not change the cash flows we receive from our contracts with customers, the changes to our reporting practices and the fluctuations in our reported revenue could cause a decline and/or fluctuations in the price of our common stock.

The adoption of ASC 606 significantly impacted our costs to fulfill as well as our costs to obtain contracts with customers. For fulfillment costs, the new standard states that an entity shall recognize an asset from the costs incurred to fulfill a contract if certain criteria are met. Similar to fulfillment costs, for costs to obtain a contract (which are primarily sales commissions and broker fees), the standard states that costs to obtain a contract shall be amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Prior to adoption, we expensed costs to fulfill a contract when they were incurred, capitalized certain sales commissions and amortized those costs over the non-cancelable portion of our subscription contracts. Under the new standard, the amortization period for our costs to obtain a contract could be longer. Additionally, the timing of revenue recognition for certain of our revenue arrangements was impacted by the changes imposed by the new standard. Any difficulties in implementation of changes in accounting standards, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
We are classified as an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our Class B common stock less attractive to investors.
We are an emerging growth company, as defined under the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class B common stock less attractive because we rely on these exemptions. If some investors find our Class B common stock less attractive as a result, there may be a less active trading market for our Class B common stock and our stock price may be more volatile.

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
Our primary tax jurisdiction is the United States. All of our tax years are open to examination by U.S. federal and state tax authorities. We have provided a full valuation allowance for our deferred tax assets due to the uncertainty surrounding the future realization of such assets. Therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets. The net operating loss could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability.
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
The dual class structure of our Class A and Class B common stock will have the effect of concentrating significant voting influence or control with our executive officers, directors and their affiliates; this will limit or preclude a stockholder's ability to influence corporate matters.
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

Because of our dual class common stock structure, the holders of our Class A common stock, who in large part consist of our founders, early investors, directors, executives, employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they own less than 50% of the outstanding shares of our Class A and Class B common stock, combined. As of December 31, 2018, holders of our Class A common stock owned approximately 26% of the outstanding shares of our Class A and Class B common stock, combined, however, holders of our Class A common stock, including our executive officers and directors and their affiliates, have approximately 78% of the voting power of our outstanding capital stock with respect to the matters specified above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
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

•
Amendment of the anti-takeover provisions of our restated certificate of incorporation require super majority approval by holders of at least two-thirds of our outstanding Class A and Class B    common stock, combined. and

•
In certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of December 31, 2018, holders of our Class A common stock owned approximately 26% and holders of our Class B common stock owned approximately 74% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 78% and holders of our Class B common stock have approximately 22% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 26% and holders of our Class B common stock have approximately 74% of the total votes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in San Francisco, California, where we occupy a facility totaling 31,121 square feet under a lease which expires in 2022. We use these facilities for administration, sales and marketing, research and development, engineering, customer support and professional services. We also lease office space in Sunnyvale, California totaling 10,553 square feet under a lease that expires in 2025. We use this facility primarily for research and development. We also lease 7,010 square feet of office space in Charlotte, North Carolina for customer support operations. This lease expires in 2020.

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

Item 4. Mine Safety Disclosures

Not applicable.

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
Stockholders
As of December 31, 2018, there were 46 stockholders of record of our Class A common stock (not including beneficial holders of stock held in street name), as well as 76 stockholders of record of our Class B common stock (not including beneficial holders of stock held in street name).
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Composite Index and the S&P Software & Services Select Industry Index for the period beginning on March 14, 2014 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2018. The graph assumes that $100 was invested at the market close in the common stock of Castlight, NYSE Composite Index and the S&P Software & Services Select Industry Index. Data for the NYSE Composite Index and the S&P Software & Services Select Industry Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	3/2014	12/2014	12/2015	12/2016	12/2017	12/2018
Castlight Health, Inc.	$100.00	$37.14	$13.56	$15.71	$11.90	$6.89
NYSE Composite Index	$100.00	$104.63	$97.91	$106.73	$123.64	$109.80
S&P Software & Services Select Industry Index	$100.00	$102.75	$110.58	$121.17	$155.14	$169.24
Item 6. Selected Consolidated Financial Data
The following tables present selected historical consolidated financial data for our business. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and other information included elsewhere in this filing.
We derived the consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017, from our audited consolidated financial statements and the notes thereto included in Part IV, Item 15 in this Annual Report on Form 10-K. We derived the consolidated statement of operations data as of the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements that are not included in this Form 10-K.  Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2018	2017	2016	2015	2014
		As Adjusted (1,2)	As Adjusted (1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$143,901	$121,368	$91,943	$70,350	$41,602
Professional services and other	12,503	10,652	6,765	4,965	4,003
Total revenue, net	156,404	132,020	98,708	75,315	45,605
Cost of revenue:
Cost of subscription	34,691	28,410	16,463	12,417	10,472
Cost of professional services and other	25,498	18,242	15,403	21,351	17,300
Total cost of revenue	60,189	46,652	31,866	33,768	27,772
Gross profit	96,215	85,368	66,842	41,547	17,833
Operating expenses:
Sales and marketing	49,134	59,767	58,641	67,414	62,065
Research and development	61,355	54,502	40,460	30,077	22,917
General and administrative	25,620	28,825	26,859	24,274	19,009
Total operating expenses	136,109	143,094	125,960	121,765	103,991
Operating loss	(39,894)	(57,726)	(59,118)	(80,218)	(86,158)
Other income, net	188	618	432	298	218
Loss before income tax benefit	(39,706)	(57,108)	(58,686)	(79,920)	(85,940)
Income tax benefit	—	(5,206)	—	—	—
Net loss	$(39,706)	$(51,902)	$(58,686)	$(79,920)	$(85,940)
Net loss per share, basic and diluted (3)	$(0.29)	$(0.41)	$(0.58)	$(0.85)	$(1.16)
Weighted-average shares used to compute basic and diluted net loss per share (3)	137,686	125,534	100,798	93,753	74,381

	As of December 31,
	2018	2017	2016	2015	2014
		As Adjusted (1,2)	As Adjusted (1)
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$66,005	$61,319	$48,722	$19,150	$17,425
Marketable securities	11,327	32,025	65,882	101,274	175,057
Working capital	56,650	62,257	90,303	96,384	170,559
Property and equipment, net	3,963	5,263	5,285	6,896	3,630
Total assets	253,514	279,883	183,498	173,274	223,274
Total deferred revenue	21,223	30,442	29,634	34,112	27,360
Total liabilities	58,843	68,326	48,970	54,920	47,084
Total stockholders’ equity	194,671	211,557	134,528	118,354	176,190

(1)
The summary consolidated financial data for the years ended December 31, 2018, 2017, and 2016 and as of December 31, 2018 and 2017 reflects the adoption of ASC 606. See Note 2 of the notes to consolidated financial statements for a summary of adjustments. The summary of consolidated financial data as of December 31, 2016 has been derived from our audited consolidated financial statements adjusted for the adoption of ASC 606. The summary consolidated financial data for the years ended December 31, 2015 and 2014 and as of December 31, 2015 and 2014 does not reflect the adoption of ASC 606.

(2)
In 2017, we completed the acquisition of Jiff. Please refer to Note 5 –Business Combinations to the consolidated financial statements for a discussion of the allocation of the purchase consideration to the assets and liabilities acquired.

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

This unique combination of data integrations and personalization puts Castlight in a position to deliver value to employees and their employers. For employees, our platform improves their health benefits experience, with a highly-engaging, seamless mobile application and web experience, which are coupled with multi-channel communications. In addition, the platform’s rewards feature is designed to incentivize individuals to participate in health programs, optimize their care utilization, and improve their daily habits. For employers, Castlight provides a simplified, cost-effective, and flexible way to manage health benefits: allowing them to procure, deploy, manage, and measure a vast majority of their healthcare and wellbeing program vendors through a single platform.

Castlight was incorporated in the State of Delaware in January 2008. Its first generation care guidance solutions addressed the needs of employees actively seeking care or managing a chronic condition and serve as the foundation of our current care guidance offering. In 2015, we launched Castlight Action, our data-driven personalization benefits content and recommendations platform, which has been integrated into all of our products and rebranded as Castlight Genius. In April 2017, we acquired Jiff, Inc. Jiff provided an enterprise health benefits platform that served as a central hub for employee wellbeing and employee benefit programs, and is the foundation for our wellbeing offering. In 2018, Castlight launched two offerings that deliver health care and wellbeing benefits navigation in a single user experience: Engage (January) and Castlight Complete (September). The Company's principal executive offices are located in San Francisco, California.
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

Ecosystem Partnerships: We have relationships with digital health partners that integrate with our platform to provide a more streamlined experience for our customers and users. We also have many third-party benefit solutions integrated with our products to enable effortless access to these programs to our users. We believe these partnerships enable a single user experience that is essential to drive engagement and increase user satisfaction.

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

Signed Annual Recurring Revenue (“ARR”)

	As of
	December 31, 2018	December 31, 2017
	(in millions)
Signed Annual Recurring Revenue	$150.5	$163.2

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

Our ARR at December 31, 2018 was $150.5 million, compared to $163.2 million at December 31, 2017, representing a decrease of approximately 7.8%, primarily attributable to churn, partially offset by new customers and renewals.

Annual Net Dollar Retention Rate (“NDR”)

	Year Ended December 31,
	2018	2017
Annual Net Dollar Retention Rate	82%	104%
We assess our performance on customer retention by measuring our Annual Net Dollar Retention Rate. We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our NDR provides a measurement of our ability to increase revenue across our existing customer base through expansion of our additional products to existing customers, increases in user count for existing customers and customer renewals, as offset by terminations or pricing changes. The addition or loss of a significant customer or customers during the calendar year can have a significant impact on NDR. We calculate NDR for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. In calculating NDR, we exclude one-time fees. NDR does not include subscriptions by new customers contracted since the end of the most recently completed year. We observed an annual net dollar retention rate of 82% and 104% for our signed customer base, for the years ended December 31, 2018 and 2017, respectively. The NDR of 82% at the end of 2018 was primarily due to churn, partially offset by upsells and cross-sells.

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
Typically, we recognize subscription fees on a straight-line basis ratably over the contract term beginning when our products are implemented and ready for launch. Our customer agreements generally have a term of three years. We generally invoice our customers in advance on a monthly, quarterly or annual basis. Amounts that have been invoiced are initially recorded as deferred revenue. Amounts that have not been invoiced where revenue has been recognized are reflected as contract assets and recorded as accounts receivable and other in our consolidated financial statements.

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

Cost of subscription revenue primarily consists of data fees, employee-related expenses (including salaries, bonuses, benefits and stock-based compensation), hosting costs of our cloud-based subscription service, cost of subcontractors, expenses for service delivery (which includes call center support), amortization of internal-use software, depreciation of owned computer equipment and software, amortization of intangibles related to developed technology and backlog, and allocated overhead.

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
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses (including salaries, sales commissions and bonuses, benefits and stock-based compensation), travel-related expenses, marketing programs, amortization of intangibles related to customer relationships and allocated overhead. All commissions earned by our sales force and third-party referral fees are deferred and amortized generally over a period of five years.

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)(1)	(as adjusted)(1)
Revenue:
Subscription	92%	92%	93%
Professional services and other	8%	8%	7%
Total revenue, net	100%	100%	100%
Cost of revenue:
Cost of subscription	22%	21%	17%
Cost of professional services and other	16%	14%	15%
Total cost of revenue	38%	35%	32%
Gross margin	62%	65%	68%
Operating expenses:
Sales and marketing	32%	45%	59%
Research and development	39%	41%	41%
General and administrative	16%	22%	27%
Total operating expenses	87%	108%	127%
Operating loss	(25)%	(43)%	(59)%
Other income, net	—%	—%	—%
Loss before income tax benefit	(25)%	(43)%	(59)%
Income tax benefit	—%	(4)%	—%
Net loss	(25)%	(39)%	(59)%

(1)	Prior-period information has been adjusted for the adoption of ASC 606. See Note 2–Summary of Significant Accounting Policies for a summary of adjustments.
Revenue

	Year Ended December 31,
	2018	2017	2016	2017 to 2018 % change	2016 to 2017 % change
		(as adjusted)(1)	(as adjusted)(1)
	(in thousands, except percentages)
Revenue:
Subscription	$143,901	$121,368	$91,943	19%	32%
Professional services and other	12,503	10,652	6,765	17%	57%
Total revenue, net	$156,404	$132,020	$98,708	18%	34%

(1)	Prior-period information has been adjusted for the adoption of ASC 606. See Note 2–Summary of Significant Accounting Policies for a summary of adjustments.
2018 compared to 2017
Total revenue for the year ended December 31, 2018, increased $24.4 million, or 18%. This overall revenue increase includes an increase of $43.7 million, primarily attributable to customers launched during 2018 and 2017, including the impact of customers acquired through Jiff. The remaining increase was due to $0.5 million of professional services revenue related to our Anthem business initiatives. These increases were partially offset by a decrease of $19.8 million, primarily due to customer terminations.

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

2017 compared to 2016
Total revenue for the year ended December 31, 2017, increased $33.3 million, or 34%. This overall revenue increase includes an increase of $45.3 million, primarily attributable to customers launched during 2017 and 2016, including the impact of customers acquired through Jiff. Jiff, which we acquired on April 3, 2017, accounted for $10.0 million of the $45.3 million increase. The remaining increase was due to $1.6 million of professional services revenue related to our Anthem business initiatives. These increases were partially offset by a decrease of $13.6 million, primarily due to customer terminations. Our launched customer base grew more than 12% year over year.
Costs and Operating Expenses

	Year Ended December 31,
	2018	2017	2016	2017 to 2018 % change	2016 to 2017 % change
	(in thousands, except percentages)
Cost of revenue:
Subscription	$34,691	$28,410	$16,463	22%	73%
Professional services and other (1)	25,498	18,242	15,403	40%	18%
Total cost of revenue	$60,189	$46,652	$31,866	29%	46%
Gross margin (loss) percentage:
Subscription	76%	77%	82%
Professional services and other (1)	(104)%	(71)%	(128)%
Total gross margin	62%	65%	68%
Gross profit	$96,215	$85,368	$66,842	13%	28%

(1)	2017 and 2016 has been adjusted for the adoption of ASC 606. See Note 2–Summary of Significant Accounting Policies for a summary of adjustments.
2018 compared to 2017
Cost of subscription revenue increased $6.3 million or 22%, primarily driven by the acquisition of Jiff in the second quarter of 2017. The acquisition drove a $3.1 million increase in employee-related expenses, $1.9 million in third-party service fees, and $0.8 million increase in IT costs. Additionally, amortization of acquired intangibles increased by $0.5 million.
Cost of professional services revenue increased $7.3 million or 40%, primarily due to a $4.6 million increase in employee-related costs, arising primarily from headcount growth to support our new customer launches. Additionally, lower deferred professional services costs, due to a focus on customer migration efforts to our integrated platform, and higher amortization resulted in a $2.8 million increase.
Gross margin for the year ended December 31, 2018 decreased primarily due to revenue growth of 18% compared to a 29% growth in associated costs, due to our investment in professional services and user support teams.
2017 compared to 2016

Cost of subscription revenue increased $11.9 million or 73%, primarily driven by the acquisition of Jiff in the second quarter of 2017. The acquisition drove a $6.1 million increase in employee-related expenses, $2.3 million increase related to the amortization of acquired intangibles, $1.6 million increase in data and hosting services and $1.0 million in third-party service fees, which was a result of the rapid ramp up of our call center directly attributable to a growth in our customer base, increased usage, and internal operational investments.

Cost of professional services and other revenue increased $2.8 million or 18%, primarily as a result of lower deferred professional services costs and higher amortization resulted in a $2.0 million increase. Additionally, the use of temporary resources to fulfill our obligations pertaining to customer launches increased by $0.7 million.

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Gross margin for the year ended December 31, 2017 decreased primarily due to revenue growth of 34% compared to a 46% growth in the associated costs. The decline in gross margin was primarily due to the acquisition of Jiff, as the Jiff functionality was in an early stage of launching customers during its rapid growth phase.
Sales and Marketing

	Year Ended December 31,
	2018	2017	2016	2017 to 2018 % change	2016 to 2017 % change
		(as adjusted)(1)	(as adjusted)(1)
	(in thousands, except percentages)
Sales and marketing	$49,134	$59,767	$58,641	(18)%	2%
2018 compared to 2017
Sales and marketing expense decreased $10.6 million or 18%. Employee-related costs decreased $10.9 million, primarily due to the reduction in force in 2018. These decreases were partially offset by increases in third-party referral fees of $1.8 million.
2017 compared to 2016

Sales and marketing increased $1.1 million or 2%. The increase was primarily due to an increase of $0.7 million in employee-related expenses, primarily attributable to the acquisition of Jiff, $1.1 million increase in third party referral fees and a $1.3 million increase related to amortization of acquired intangibles. The increase was partially offset by a $1.9 million reduction in marketing spend as we leveraged our channel relationships.

Research and Development

	Year Ended December 31,
	2018	2017	2016	2017 to 2018 % change	2016 to 2017 % change
	(in thousands, except percentages)
Research and development	$61,355	$54,502	$40,460	13%	35%
2018 compared to 2017
Research and development expense increased $6.9 million or 13%, primarily due to increases in employee-related costs of $3.1 million, lease exit and related charges of $2.1 million incurred in 2018, and third-party contractor fees of $2.0 million.
2017 compared to 2016

Research and development expense increased $14.0 million or 35%, primarily attributable to the acquisition of Jiff in the second quarter of 2017. The acquisition resulted in a $10.8 million increase in employee-related expenses, a $1.1 million increase in facilities expense, a $0.9 million increase in expense related to the use of contractors to assist in our development efforts and a $0.8 million increase in IT infrastructure to support development efforts.
General and Administrative

	Year Ended December 31,
	2018	2017	2016	2017 to 2018 % change	2016 to 2017 % change
	(in thousands, except percentages)
General and administrative	$25,620	$28,825	$26,859	(11)%	7%

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

2018 compared to 2017
General and administrative expense decreased $3.2 million or 11%. This decrease was primarily due to the non-recurrence of $3.0 million of costs incurred in 2017 related to the acquisition of Jiff.
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

Income tax benefit

The effective tax rate for 2018, 2017 and 2016 was 0.0%, 9.1% and 0.0%, respectively. As a result of the acquisition of Jiff in April 2017, the Company recorded a tax benefit of $5.2 million as a discrete item in the second quarter of 2017. This tax benefit is a result of the partial release of its existing valuation allowance since the acquired deferred tax liabilities from Jiff will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed. The Company's effective tax rate for 2018 and 2016 was primarily a result of the tax loss for the year and the change in valuation allowance.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act of 2017 (the “Act”) into law. The new legislation decreased the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The Act also includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses and repeal of the Alternative Minimum Tax regime. In accordance with Staff Accounting Bulletin No. 118, the Company had determined the provisional amounts related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. This resulted in a net decrease to deferred tax assets and deferred tax liabilities of $51.2 million, with a corresponding offsetting change in valuation allowance of $51.2 million for the year ended December 31, 2017. At December 31, 2018, we completed our accounting for all of the enactment-date income tax effects of the Act. There were no changes to the provisional amounts as determined as of December 31, 2017.

Liquidity and Capital Resources

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(18,551)	$(23,457)	$(36,971)
Net cash provided by investing activities	19,222	34,610	46,622
Net cash provided by financing activities	4,015	1,625	20,065
Net increase in cash, cash equivalents and restricted cash	$4,686	$12,778	$29,716

As of December 31, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $77.3 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities and money market funds.
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

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

On April 3, 2017, Castlight, Jiff and Silicon Valley Bank agreed to refinance the existing term loan facility owed by Jiff to the Silicon Valley Bank. The loan agreement provides for an approximately $5.6 million term loan and up to a $25 million revolving credit facility. Refer to Note 10 –Debt to the consolidated financial statements for further information on debt.
We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
For the year ended December 31, 2018, cash used in operating activities was $18.6 million. The negative cash flows resulted primarily from our net loss of $39.7 million, which include $45.5 million in non-cash adjustments. The non-cash adjustments to net loss included stock-based compensation expense of $18.1 million, amortization and write-off of deferred commissions of $13.1 million, depreciation and amortization of $6.9 million, amortization and write-off of deferred professional services fees of $5.3 million and lease exit and related charges of $2.6 million, partially offset by accretion of marketable securities of $0.5 million. Uses of working capital included a decrease in deferred revenue of $9.2 million, a decrease in accrued compensation of $8.0 million, an increase in deferred commissions of $5.7 million, an increase in accounts receivable of $4.9 million driven by 37% increase in billings year over year and the timing of billings and collections and an increase in deferred professional costs of $2.7 million. These uses of cash were partially offset by sources of working capital which included an increase of $5.7 million in accounts payable due to the timing of payments and vendor invoicing.

For the year ended December 31, 2017, cash used in operating activities was $23.5 million. The negative cash flows resulted primarily from our net loss of $51.9 million, which include $38.7 million in non-cash expenses. The non-cash adjustments to net loss included stock-based compensation of $24.0 million, amortization of deferred commissions of $10.0 million, depreciation and amortization of $6.6 million, amortization of deferred professional costs of $4.2 million and expense related to the expiration of the SAP Warrant of $1.1 million, partially offset by the release of the deferred tax valuation allowance of $5.2 million, the gain on the sale of our investment in Lyra Health of $1.4 million and the change in the fair value of the contingent consideration liability of $0.7 million. See Note 11-Related Party Transactions and Variable Interest Entity for more information on Lyra Health. Uses of working capital included an increase in deferred commissions of $9.9 million, an increase in deferred professional services costs of $4.2 million, an increase in accounts receivable of $2.8 million driven by 25% increase in billings year over year and the timing of billings and collections, and a decrease in deferred revenue of $1.9 million. These uses of cash were partially offset by sources of working capital which included an increase of $3.5 million in accrued expenses and other liabilities, an increase of $2.7 million in accrued compensation due to higher bonus expense resulting from growth in employee count, and a decrease of $1.6 million in prepaid expenses and other assets primarily due to reimbursement of tenant allowances and security deposits.

For the year ended December 31, 2016, cash used in operating activities was $37.0 million. The negative cash flows resulted primarily from our net loss of $58.7 million, adjusted for $33.6 million in non-cash expenses that primarily included stock-based compensation of $21.3 million, amortization of deferred commissions of $5.9 million, depreciation and amortization of $3.2 million, amortization of deferred professional costs of $2.8 million and amortization on marketable securities of $0.5 million. Working capital uses of cash included a decrease in accrued expenses and other liabilities, including accrued compensation, of $0.3 million, primarily as a result of payout of annual bonuses to our employees, and an increase in accounts receivable of $2.3 million driven by 26% increase in billings year over year and the timing of billings and collections. Deferred commissions increased by $8.9 million, and deferred professional services costs increased by $4.7 million as we increased our customer base. These uses of working capital were partially offset by an increase in deferred revenue of $5.0 million, primarily attributable to an increase in the amount billed year over year as a result of increased billings for launched customers.
Investing Activities

Cash provided by investing activities for the years ended December 31, 2018, 2017, and 2016 was $19.2 million, $34.6 million, and $46.6 million, respectively. The increase in cash provided was primarily the result of the timing of purchases, sales and maturities of marketable securities, the net result of which was $21.2 million, $33.9 million, and $48.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. During 2017, cash provided by investing activities also included cash proceeds of $5.5 million from the sale of our investment in Lyra. These increases were partially offset by purchases of property and equipment, which were $2.0 million, $2.5 million and $1.7 million for the years ended December 31,

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

2018, 2017 and 2016, respectively. We also paid $2.3 million in transaction costs, net of cash acquired, during 2017 to acquire Jiff. See Note 11–Related Party Transactions and Variable Interest Entity for additional information on the Lyra transactions.

Financing Activities

For the year ended December 31, 2018, financing activities provided $4.0 million, primarily from cash proceeds resulting from issuance of stock under our equity incentive plans, partially offset by principal payments on long-term debt. For the year ended December 31, 2017, financing activities provided $1.6 million, primarily from cash proceeds resulting from issuance of stock under our equity incentive plans. For the year ended December 31, 2016, financing activities provided $20.1 million, primarily from transactions with SAP Technologies, Inc. and cash proceeds resulting from issuance of stock under our equity incentive plans. See Note 15–Stockholders' Equity under the caption "Transactions with SAP Technologies, Inc." for additional information.
Backlog
Backlog is equivalent to our remaining performance obligations and represents our non-cancellable contractual commitments for which service will be performed. Remaining performance obligations are defined as deferred revenue and amount yet to be billed for the non-cancelable portion of contracts. Backlog generally increases with bookings and converts into revenue as performance obligations are fulfilled.
The amount of our backlog for subscription and professional services contracts was approximately $156.8 million as of December 31, 2018 and $170.5 million as of December 31, 2017, respectively.
Contractual Obligations and Commitments
Our principal commitments primarily consist of debt obligations, lease obligations for office space and obligations for co-location facilities for data center capacity. As of December 31, 2018, the future non-cancellable minimum payments under these commitments were as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt maturities (1)	$5,113	$1,859	$3,254	$—	$—
Interest payments on long-term debt (1)	314	185	129	—	—
Operating leases for facilities (2)	22,470	6,324	11,308	3,727	1,111
Data center costs (3)	1,331	761	570	—	—
Total	$29,228	$9,129	$15,261	$3,727	$1,111

(1)
The above table assumes that our long-term debt is held to maturity, and the interest rate on our debt remains unchanged for the remaining life of the debt from the rate in effect at December 31, 2018. In addition to principal and interest payments, the Company is also required to pay $0.5 million as final payment on the earlier of maturity, termination or prepayment of the Term Loan. See Note 10 –Debt to our consolidated financial statements for additional information.

(2)
Operating leases for facilities space represent our principal commitments, which consists of obligations under leases for office space. Minimum payments have not been reduced by sublease rentals of $7.1 million due in the future under a non-cancellable sublease. Excludes certain common area maintenance, insurance and tax payments for which the Company is also obligated. In 2018, these charges totaled approximately $0.7 million.

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
Revenue Recognition
We derive our revenue primarily from contracts with customers for subscription services and professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Revenues do not include sales taxes.
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

Subscription Revenue. Subscription revenue recognition commences on the date that our subscription services are made available to the customer, which we consider to be the launch date, and subscription revenue is generally recognized over the contract term. Subscription contracts are generally three years in length and certain contracts include termination provisions.

Some of our subscription contracts include performance incentives that are generally based on engagement. Additionally, some of our subscription contracts include audit provisions. We consider fees related to performance incentives and audit provisions to be variable consideration. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance as well as other information available to us. We reassess estimates related to variable consideration each reporting period and records adjustments when appropriate.

Professional Services and Other Revenue. Professional services and other revenue is primarily comprised of implementation services and communication services related to our subscription service. Nearly all of our professional services are sold on a fixed-fee basis.

We determined that our implementation services are not capable of being distinct. Accordingly, we recognize implementation services revenue in the same manner as the subscription service, beginning on the launch date. We determined our communication services are distinct and the associated revenue is recognized over time from the commencement of the communication services through the end of the contractual term.

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Professional services and other revenue also includes revenue from products sold through our online marketplace and add-on subscription services made available from other ecosystem partners. These revenues are recognized on a net basis primarily because we act as an agent in these contracts.

Contracts with Multiple Performance Obligations. Most of our contracts have multiple performance obligations consisting of subscription services and professional services, including implementation services and communication services. For arrangements with multiple performance obligations, we evaluate whether the individual performance obligations are distinct. If the performance obligations are distinct, revenue is recognized for the respective performance obligation separately. If one or more of the performance obligations are not distinct, the performance obligations that are not distinct are combined with our subscription service, and revenue for the combined performance obligation is recognized over the term of the subscription service commencing on the launch date.

We concluded that our subscription services and our communication services are distinct. Conversely, we concluded that our implementation services are not distinct, primarily because these services are not capable of being distinct as the customer cannot benefit from the implementation services on their own. Accordingly, we consider the separate performance obligations in multiple performance obligation contracts to be communication services and a combined performance obligation comprised of subscription services and implementation services.

The transaction price for arrangements with multiple performance obligations is allocated to the separate performance obligations based on their standalone selling price. We determine standalone selling prices based on overall pricing objectives taking into consideration market conditions and other factors, including the value of the contracts, the subscription services sold, and customer demographics.

Contract Balances

We record a contract asset when revenue is recognized prior to invoicing. Contract assets are presented within accounts receivable and other, net in the accompanying consolidated balance sheet. A contract liability represents deferred revenue.

Deferred revenue consists of professional services and cloud-based subscription services that have been billed in advance of revenue being recognized. We invoice our customers for cloud-based subscription services based on the terms of the contract, which can be annual, quarterly or monthly installments. Deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as non-current.
Goodwill
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. If it is determined that it is more likely than not that its fair value is less than its carrying amount, step 1 of the goodwill impairment test will be performed, in which the fair value of our single reporting unit is compared to its carrying value. Any excess of the goodwill carrying amount over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2018, no impairment of goodwill has been identified.
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

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Deferred Commissions
Deferred commissions are the incremental costs that are incurred to obtain contracts with customers and consist primarily of sales commissions paid to our sales force and channel partners. The commissions for initial contracts are deferred and amortized on a straight-line basis over a period of benefit that we determined typically to be five years. We determined the period of benefit by taking into consideration the expected life of its subscription contracts, the expected life of the technology underlying its subscription services and other factors. The commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. The deferred commission amounts are recoverable through our future revenues. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. All costs deferred are reviewed for impairment periodically.

Deferred Professional Service Costs

Deferred professional services costs are the direct costs incurred to fulfill subscription contracts that occur prior to the launch of our subscription services. Professional service costs, which primarily consist of employee related expenses attributable to launch activities, are deferred and then amortized on a straight-line basis over a period of benefit that we determined typically to be five years for the same reasons as described in the deferred commissions disclosure above. Deferred professional service costs are recoverable through future revenues. Amortization of deferred professional service costs is included in cost of professional services and other revenue in the accompanying consolidated statements of operations. All costs deferred are reviewed for impairment periodically.
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
Please refer to Note 14 –Stock Compensation to the consolidated financial statements for assumptions used in our option-pricing model.

Adoption of New and Recently Issued Accounting Pronouncements

Please refer to Note 2–Summary of Significant Accounting Policies to the consolidated financial statements for a discussion of adoption of new and recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $77.3 million as of December 31, 2018 and $93.3 million as of December 31, 2017. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market mutual funds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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

An immediate increase or decrease of 100-basis points in interest rates would result in an immaterial change in the market value of our investments as of December 31, 2018. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

We also have interest rate exposure as a result of our loan agreement, which provides a term loan and revolving credit facility, as described in Note 10–Debt to the consolidated financial statements. We currently do not hedge this risk. At December 31, 2018, we had $5.1 million of borrowings outstanding under the term loan and no borrowings outstanding under the revolver. Borrowings outstanding under the term loan and revolver are subject to variable interest rates based on the prime rate as published in the money rates section of The Wall Street Journal. Changes in the prime rate will affect the interest on borrowings under the loan agreement. However, a 50-basis point increase in the interest rate on the term loan would not materially increase interest expense during 2018.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Castlight Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Castlight Health, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers as well as for incremental costs to obtain and fulfill contracts with customers in each period presented, due to the Company’s adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

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
March 1, 2019

CASTLIGHT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2018	2017
		(as adjusted)(1)

Assets
Current assets:
Cash and cash equivalents	$66,005	$61,319
Marketable securities	11,327	32,025
Accounts receivable and other, net	26,816	21,933
Prepaid expenses and other current assets	3,680	3,991
Total current assets	107,828	119,268
Property and equipment, net	3,963	5,263
Restricted cash, non-current	1,325	1,325
Deferred commissions	20,142	27,512
Deferred professional service costs	10,133	12,480
Intangible assets, net	16,209	20,253
Goodwill	91,785	91,785
Other assets	2,129	1,997
Total assets	$253,514	$279,883
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,556	$3,907
Accrued expenses and other current liabilities	15,454	13,178
Accrued compensation	5,975	13,941
Deferred revenue	20,193	25,985
Total current liabilities	51,178	57,011
Deferred revenue, non-current	1,030	4,457
Debt, non-current	3,254	4,958
Other liabilities, non-current	3,381	1,900
Total liabilities	58,843	68,326
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2018 and 2017; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2018 and 2017; 37,576,324 and 52,853,400 shares issued and outstanding as of December 31, 2018 and 2017, respectively	4	5
Class B common stock, $0.0001 par value; 800,000,000 shares authorized as of December 31, 2018 and 2017; 104,350,881 and 81,685,875 shares issued and outstanding as of December 31, 2018 and 2017, respectively	10	8
Additional paid-in capital	609,697	586,900
Accumulated other comprehensive loss	—	(22)
Accumulated deficit	(415,040)	(375,334)
Total stockholders’ equity	194,671	211,557
Total liabilities and stockholders’ equity	$253,514	$279,883

(1)
Prior-period information has been adjusted for the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). See Note 2–Summary of Significant Accounting Policies for a summary of adjustments.

See Notes to Consolidated Financial Statements.

Table of Content
CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)(1)	(as adjusted)(1)
Revenue:
Subscription	$143,901	$121,368	$91,943
Professional services and other	12,503	10,652	6,765
Total revenue, net	156,404	132,020	98,708
Cost of revenue:
Cost of subscription (2)	34,691	28,410	16,463
Cost of professional services and other (2)	25,498	18,242	15,403
Total cost of revenue	60,189	46,652	31,866
Gross profit	96,215	85,368	66,842
Operating expenses:
Sales and marketing (2)	49,134	59,767	58,641
Research and development (2)	61,355	54,502	40,460
General and administrative (2)	25,620	28,825	26,859
Total operating expenses	136,109	143,094	125,960
Operating loss	(39,894)	(57,726)	(59,118)
Other income, net	188	618	432
Loss before income tax benefit	(39,706)	(57,108)	(58,686)
Income tax benefit	—	(5,206)	—
Net loss	$(39,706)	$(51,902)	$(58,686)
Net loss per share, basic and diluted	$(0.29)	$(0.41)	$(0.58)
Weighted-average shares used to compute basic and diluted net loss per share	137,686	125,534	100,798

(1)	Prior-period information has been adjusted for the adoption of ASC 606. See Note 2–Summary of Significant Accounting Policies for a summary of adjustments.

(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)(1)	(as adjusted)(1)
Cost of revenue:
Cost of subscription	$1,017	$888	$506
Cost of professional services and other	1,177	1,081	1,205
Sales and marketing	3,770	9,665	8,843
Research and development	7,214	7,415	5,959
General and administrative	4,954	4,954	4,743
See Notes to Consolidated Financial Statements.

Table of Content
CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)(1)	(as adjusted)(1)

Net loss	$(39,706)	$(51,902)	$(58,686)
Other comprehensive (loss) income:
Net change in unrealized (loss) gain on available-for-sale marketable securities	22	(22)	79
Other comprehensive (loss) income	22	(22)	79
Comprehensive loss	$(39,684)	$(51,924)	$(58,607)

(1)	Prior-period information has been adjusted for the adoption of ASC 606. See Note 2–Summary of Significant Accounting Policies for a summary of adjustments.

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A and B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2015	95,618,092	$10	$415,519	$(79)	$(297,096)	$118,354
Cumulative adjustment upon adoption of ASC 606[1]	—	—	—	—	32,704	32,704
Balances after adopting ASC 606[1]	95,618,092	10	415,519	(79)	(264,392)	151,058
Vesting of restricted stock units	1,984,407	—	—	—	—	—
Exercise of stock options, net	1,945,766	—	2,829	—	—	2,829
Stock-based compensation	—	—	22,012	—	—	22,012
Issuance of common stock and warrants to SAP, net	4,762,658	—	17,236	—	—	17,236
Comprehensive income (loss)	—	—	—	79	(58,686)	(58,607)
Balances as of December 31, 2016	104,310,923	$10	$457,596	$—	$(323,078)	$134,528
Cumulative adjustment upon adoption of ASU 2016-09[2]	—	—	354	—	(354)	—
Balances after adopting ASU 2016-09[2]	104,310,923	10	457,950	$—	(323,432)	134,528
Issuance of common stock related to acquisition, net	25,054,049	2	100,288	—	—	100,290
Vesting of restricted stock units	3,956,495	—	—	—	—	—
Exercise of stock options, net	1,217,808	1	2,355	—	—	2,356
Stock-based compensation	—	—	24,578	—	—	24,578
SAP warrant modification	—	—	1,729	—	—	1,729
Comprehensive loss	—	—	—	(22)	(51,902)	(51,924)
Balances as of December 31, 2017	134,539,275	$13	$586,900	$(22)	$(375,334)	$211,557
Vesting of restricted stock units	4,131,967	—	—	—	—	—
Exercise of stock options, net	3,255,963	1	4,479	—	—	4,480
Stock-based compensation	—	—	18,318	—	—	18,318
Comprehensive income (loss)	—	—	—	22	(39,706)	(39,684)
Balances as of December 31, 2018	141,927,205	$14	$609,697	$—	$(415,040)	$194,671

(1)	Prior-period information has been adjusted for the adoption of ASC 606. See Note 2 – Summary of Significant Accounting Policies for a summary of adjustments.

(2)	Prior-period information has been adjusted for the adoption of ASU 2016-09. See Note 2 – Summary of Significant Accounting Policies for a summary of adjustments.

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)(1)	(as adjusted)(1)
Operating activities:
Net loss	$(39,706)	$(51,902)	$(58,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,858	6,613	3,168
Stock-based compensation	18,132	24,003	21,256
Amortization and impairment of deferred commissions	13,105	10,026	5,882
Amortization and impairment of professional service costs	5,268	4,225	2,795
Release of deferred tax valuation allowance due to business combination	—	(5,206)	—
Lease exit and related charges	2,634	—	—
Change in fair value of contingent consideration liability	—	(671)	—
Accretion and amortization of marketable securities	(516)	(83)	481
Expense related to expiration of SAP warrant	—	1,132	—
Gain on sale of investment in related party	—	(1,375)	—
Changes in operating assets and liabilities:
Accounts receivable and other, net	(4,883)	(2,799)	(2,278)
Deferred commissions	(5,735)	(9,888)	(8,947)
Deferred professional service costs	(2,735)	(4,181)	(4,734)
Prepaid expenses and other assets	178	1,645	448
Accounts payable	5,744	764	(1,035)
Accrued expenses and other liabilities	290	3,493	1,743
Deferred revenue	(9,219)	(1,943)	4,970
Accrued compensation	(7,966)	2,690	(2,034)
Net cash used in operating activities	(18,551)	(23,457)	(36,971)
Investing activities:
Proceeds from sale of investment in related party	—	5,500	—
Purchase of property and equipment, net	(2,014)	(2,544)	(1,702)
Purchase of marketable securities	(31,974)	(62,658)	(98,184)
Maturities of marketable securities	53,210	96,576	146,508
Business combination, net of cash acquired	—	(2,264)	—
Net cash provided by investing activities	19,222	34,610	46,622
Financing activities:
Proceeds from the exercise of stock options	4,480	2,356	2,829
Proceeds from the issuance of common stock and warrants to SAP	—	—	17,358
Principal payments on long-term debt	(465)	—	—
Payments of issuance costs related to equity	—	(731)	(122)
Net cash provided by financing activities	4,015	1,625	20,065

Net increase in cash, cash equivalents and restricted cash	4,686	12,778	29,716
Cash, cash equivalents and restricted cash at beginning of period	62,644	49,866	20,150
Cash, cash equivalents and restricted cash at end of period	$67,330	$62,644	$49,866

(1) Prior-period information has been adjusted for the adoption of ASC 606. See Note 2–Summary of Significant Accounting Policies for a summary of adjustments.
See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$66,005	$61,319	$48,722
Restricted cash	1,325	1,325	1,144
Total cash, cash equivalents and restricted cash	$67,330	$62,644	$49,866

Supplemental cash flow information:
Cash paid during the year for interest	$215	$117	$—
Non-cash purchase consideration related to acquisition of Jiff	—	101,692	—
Purchase of property and equipment, accrued but not paid	93	188	20

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, considered necessary for a fair statement of results of operations, financial position and cash flows. The consolidated financial statements include the results of Castlight and its wholly owned U.S. subsidiaries.
Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) using the full retrospective method. As a result, the Company recorded a credit of $32.7 million to Accumulated deficit as of January 1, 2016 to reflect the cumulative effect of the adoption. Amounts and disclosures set forth in this Form 10-K have been updated to comply with this new standard, as indicated by the "as adjusted" footnote.
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

•The fair value of assets acquired and liabilities assumed for business combinations;
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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

The Company records a contract asset when revenue is recognized prior to invoicing. Contract assets are presented within accounts receivable and other in the accompanying consolidated balance sheet. A contract liability represents deferred revenue.

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

Cost of subscription revenue primarily consists of data fees, employee-related expenses (including salaries, benefits and stock-based compensation) related to hosting costs of its cloud-based subscription service, cost of subcontractors, expenses for service delivery (which includes call center support), allocated overhead, the costs of data center capacity, amortization of internal-use software and depreciation of certain owned computer equipment and software.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. The Company's cash and cash equivalents generally consist of investments in money market mutual funds, U.S treasury securities and U.S. agency obligations. Cash and cash equivalents are stated at fair value.

Marketable Securities

The Company's marketable securities consist of U.S. agency obligations and U.S. treasury securities, with maturities at the time of purchase of greater than three months. Marketable securities with remaining maturities in excess of one year are classified as non-current. The Company classifies its marketable securities as available-for-sale at the time of purchase based on its intent and are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely it will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded when invoiced and at the invoiced amount, net of allowances for doubtful accounts. When accounts receivable are recorded, the related revenue may not commence until a later date depending on the nature of the services invoiced. The allowance for doubtful accounts is based on the Company's assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. For all periods presented, the allowance for doubtful accounts was not significant.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Commissions
Deferred commissions are the incremental costs that are incurred to obtain contracts with customers and consist primarily of sales commissions paid to the Company's sales force and channel partners. The commissions for initial contracts are deferred and amortized on a straight-line basis over a period of benefit that the Company has determined typically to be five years. The Company determined the period of benefit by taking into consideration the expected life of its subscription contracts, the expected life of the technology underlying its subscription services and other factors. The commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. The deferred commission amounts are recoverable through the Company’s future revenues. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. All costs deferred are reviewed for impairment periodically.

Deferred Professional Service Costs

Deferred professional services costs are the direct costs incurred to fulfill subscription contracts that occur prior to the launch of the Company’s subscription services. Professional service costs, which primarily consist of employee related expenses attributable to launch activities, are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined typically to be five years for the same reasons as described in the deferred commissions disclosure above. Deferred professional service costs are recoverable through future revenues. Amortization of deferred professional service costs is included in cost of professional services and other revenue in the accompanying consolidated statements of operations. All costs deferred are reviewed for impairment periodically.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective asset as follows (in years):

Software	3	-	5
Computer equipment	3
Furniture and equipment	5	-	7
Leasehold improvements	Shorter of the lease term or the estimated useful lives of the improvements
Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of operations for the period realized.

Internal-Use Software

For the Company's development costs related to its cloud-based subscription service, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project and post-implementation stages are expensed as incurred. Capitalized software development costs are included as part of property and equipment and are amortized on a straight-line basis over the technology's estimated useful life, which is generally three years. The amortization expense is recorded as a component of cost of subscription revenue and was $0.8 million, $1.0 million, and $0.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company did not capitalize any software development costs during the years ended December 31, 2018 and December 31, 2017.
Restricted Cash
Restricted cash consists of letters of credit related to the Company's leased office space.
Business Acquisitions
The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill
The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. Based on the qualitative assessment, if it is determined that it is more likely than not that its fair value is less than its carrying amount, the fair value of the Company's single reporting unit is compared to its carrying value. Any excess of the goodwill carrying amount over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2018, no impairment of goodwill has been identified.
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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

positions on a regular basis. The Company's evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of audit and effective settlement of audit issues.

Warranties and Indemnification
The Company's cloud-based subscription service is generally warranted to be performed in a professional manner and in a manner that will comply with the terms of the customer agreements.

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

Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $0.3 million, $0.3 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
Significant customers are direct customers or channel partners that represent more than 10% of the total revenue for the most recent period presented or more than 10% of accounts receivable balance as of the most recent balance sheet date. No single direct customer accounted for more than 10% of total revenue for the year ended December 31, 2018. However, one direct customer accounted for approximately 13% of accounts receivable as of December 31, 2018.  Castlight had one channel partner that represented approximately 11% of total revenue for the year ended December 31, 2018, and approximately 18% of accounts receivable as of December 31, 2018.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
Prior to the adoption of the new standard, the Company capitalized costs that were both incremental and direct to obtain subscription contracts and amortized those costs over the non-cancelable portion of contracts. Under the new standard, the Company capitalizes all incremental costs to obtain subscription contracts and then amortizes those costs on a systematic basis that is consistent with the transfer to the customer of the goods or services to which those assets relate, which the Company has determined to be five years for initial subscription contracts or the contractual period for renewal subscription contracts.

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

Select consolidated balance sheet line items, which reflect the adoption of ASC 606 are as follows (in thousands):

	As of December 31, 2017
	Previously Reported	Adjustments(1)	As Adjusted
Assets
Accounts receivable and other, net	$20,761	$1,172	$21,933
Deferred commissions(2)	10,583	16,929	27,512
Deferred professional service costs	—	12,480	12,480
Liabilities and stockholders' equity
Deferred revenue	29,410	(3,425)	25,985
Deferred revenue, non-current	6,686	(2,229)	4,457
Accumulated deficit	(411,569)	36,235	(375,334)

(1)	Reflects the cumulative impact of adopting ASC 606.

(2)
Prior to the adoption of ASC 606, Deferred commissions, current and non-current, were presented separately. Upon the adoption of ASC 606, the consolidated balance sheet as of December 31, 2017 was reclassified to conform to the current period presentation.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Select consolidated statement of operations line items, which reflect the adoption of ASC 606 are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Previously Reported	Adjustments	As Adjusted	Previously Reported	Adjustments	As Adjusted
Revenue:
Subscription	$120,496	$872	$121,368	$95,016	$(3,073)	$91,943
Professional services and other	10,933	(281)	10,652	6,684	81	6,765
Cost of revenue:
Cost of professional services and other	18,774	(532)	18,242	18,098	(2,695)	15,403
Operating expenses:
Sales and marketing	62,313	(2,546)	59,767	58,800	(159)	58,641
Operating loss	(61,395)	3,669	(57,726)	(58,980)	(138)	(59,118)
Net loss	(55,571)	3,669	(51,902)	(58,548)	(138)	(58,686)
Net loss per share, basic and diluted	(0.44)	0.03	(0.41)	(0.58)	—	(0.58)

Select consolidated statement of cash flows line items, which reflect the adoption of ASC 606 are as follows (in thousands):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Previously Reported	Adjustments	As Adjusted	Previously Reported	Adjustments	As Adjusted
Operating activities:
Net loss	$(55,571)	$3,669	$(51,902)	$(58,548)	$(138)	$(58,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	24,578	(575)	24,003	22,012	(756)	21,256
Amortization of deferred commissions	12,453	(2,427)	10,026	5,070	812	5,882
Amortization of deferred professional costs	—	4,225	4,225	—	2,795	2,795
Changes in operating assets and liabilities:
Accounts receivable	(2,522)	(277)	(2,799)	(2,055)	(223)	(2,278)
Deferred commissions	(9,768)	(120)	(9,888)	(7,977)	(970)	(8,947)
Deferred professional service costs	—	(4,181)	(4,181)	—	(4,734)	(4,734)
Deferred revenue	(1,629)	(314)	(1,943)	1,756	3,214	4,970
Stock-based Compensation
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” The guidance changed how companies account for certain aspects of share-based payments to employees. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted this guidance on January 1, 2017, using a modified retrospective approach, and accordingly recorded a cumulative-effect adjustment charge of approximately $0.4 million to the beginning accumulated deficit for the impact of electing to account for forfeitures as they occur. The adoption of this standard did not have any impact to the Statement of Operations or the Statement of Cash Flows. The Company is subject to full valuation allowance and thus has not utilized any excess tax benefits or realized any cash tax benefit related to stock compensation expense. The adoption of this standard did not have any material impact to the Company’s results of operations for the year ended December 31, 2017.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), and subsequent amendments have been issued since then. The guidance will require lessees to put all leases that have a term of more than one year on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use ("ROU") asset for the right to use the underlying asset for the lease term. The Company will adopt this ASU beginning January 1, 2019 and has elected to not restate comparative periods and intends to elect certain other available practical expedients upon adoption. The Company is evaluating the full effect the adoption will have on its financial condition, results of operations, and disclosures and is finalizing the accounting, transition and disclosure requirements of the adoption. The Company expects all of its operating leases and contractual obligations, as disclosed in Note 13-Commitments and Contingencies, will be subject to the new standard. The Company expects the primary impact to be the inclusion of ROU assets and lease liabilities on the consolidated balance sheet. Additionally, the Company does not expect that the adoption will have a material impact on the consolidated statement of operations, consolidated statement of stockholders’ equity or consolidated statement of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”) and subsequent amendments have been issued since then. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The Company will recognize an allowance for credit losses on available-for-sale securities rather than deductions in amortized cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

Note 3. Revenue, Deferred Revenue, Contract Balances and Performance Obligations

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sells to customers based in the United States through direct sales and indirect channels. Indirect channel revenue represented approximately 12% of the Company’s total revenue for the year ended December 31, 2018.

Deferred revenue as of December 31, 2018 and December 31, 2017 was $21.2 million and $30.4 million, respectively. Contract assets as of December 31, 2018 and December 31, 2017 were $1.0 million and $1.2 million, respectively.

$28.1 million and $26.4 million of revenue was recognized during the year ended December 31, 2018 and 2017, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company recorded favorable cumulative catch-up adjustments to revenue arising from changes in estimates of transaction price of $1.1 million during the year ended December 31, 2018.

The aggregate balance of remaining performance obligations from non-cancelable contracts with customers as of December 31, 2018 was $156.8 million. The Company expects to recognize approximately 70% of this balance over the next 12 months, with the remaining balance recognized thereafter. Remaining performance obligations are defined as deferred revenue and amounts yet to be billed for the non-cancelable portion of contracts.

Note 4. Deferred Costs

Changes in the balance of total deferred commissions and total deferred professional service costs for the year ended December 31, 2018 are as follows (in thousands):

	December 31, 2017		Expense recognized	December 31, 2018
		Additions
	As adjusted (1)
Deferred commissions	$27,512	$5,735	$(13,105)	$20,142
Deferred professional service costs	12,480	2,921	(5,268)	10,133
Total deferred commissions and professional service costs	$39,992	$8,656	$(18,373)	$30,275

(1)	Prior-period information has been adjusted for the adoption of ASC 606. See Note 2–Summary of Significant Accounting Policies for a summary of adjustments.

    These costs are reviewed for impairment periodically. Impairment charges, included in expense recognized above, were $1.9 million for the year ended December 31, 2018. No impairment charges were recorded for the year ended December 31, 2017.

Note 5. Business Combinations

On April 3, 2017, the Company completed its acquisition of Jiff. Jiff provided an enterprise health benefits platform that served as a central hub for employee wellbeing and employee benefit programs and its acquisition by the Company formed the basis for Wellbeing Navigator. The acquisition enabled the Company to develop a product offering that provides the full spectrum of wellbeing, healthcare decision support and an engagement hub all in one complete package. The Company acquired Jiff for approximately 27,000,000 shares and options.

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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the components of the purchase consideration transferred based on the closing price of the Company’s stock as of the acquisition date (in thousands):

Fair value
Fair value of Company Class B common stock (25,054,049 shares at $3.65 per share)	$91,447
Fair value of contingent consideration	671
Fair value of assumed Jiff options attributable to pre-combination services	9,574
Transaction costs paid on behalf of Jiff	4,498
Total purchase price consideration	$106,190

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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has included the financial results of Jiff in the consolidated statements of operations from the date of acquisition. For the year ended December 31, 2017, $10.0 million of revenue, adjusted for the adoption of ASC 606, attributable to Jiff was included in the consolidated results of operations, and the associated operating income was immaterial. The Company incurred $3.1 million of acquisition-related costs for the year ended December 31, 2017 that were recognized in general and administrative expenses.

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

The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Total revenue	$135,588	$104,295
Net loss	$(57,398)	$(89,586)

The pro forma revenue and net loss reflects material, nonrecurring adjustments, such as the tax benefit of $5.2 million recorded in 2017 that resulted from the acquisition, non-recurring acquisition-related compensation expense and non-recurring deferred revenue fair value adjustments.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Goodwill and Intangible Assets

Goodwill

Currently, all of the Company’s goodwill relates to the acquisition of Jiff. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.

The changes in the carrying amount of goodwill were as follows (in thousands):

	As of December 31,
	2018	2017
Balance, beginning of year (1)	$91,785	$—
Acquisition of Jiff	—	91,398
Measurement period adjustments for Jiff acquisition	—	387
Balance, end of year (2)	$91,785	$91,785

(1)	The Company had no goodwill prior to the acquisition of Jiff.

(2)	The Company had no accumulated goodwill impairment charges as of December 31, 2018 or 2017.

Intangible assets, net

The following tables set forth the fair value components of identifiable acquired intangible assets (dollars in thousands)(1):

	As of December 31, 2018
	Useful Life			Gross	Accumulated Amortization	Net
Customer relationships	10			$10,900	$(1,908)	$8,992
Developed technology	5			10,600	(3,710)	6,890
Backlog	3			1,500	(1,256)	244
Other acquired intangible assets	1	-	3	900	(817)	83
Total identifiable intangible assets				$23,900	$(7,691)	$16,209

	As of December 31, 2017
	Useful Life			Gross	Accumulated Amortization	Net
Customer relationships	10			$10,900	$(818)	$10,082
Developed technology	5			10,600	(1,590)	9,010
Backlog	3			1,500	(664)	836
Other acquired intangible assets	1	-	3	900	(575)	325
Total identifiable intangible assets				$23,900	$(3,647)	$20,253

(1)	The Company had no intangible assets prior to the acquisition of Jiff.

Amortization expense from acquired intangible assets for the years ended December 31, 2018 and 2017 were $4.0 million and $3.6 million and is included in cost of subscription, general and administrative, and sales and marketing expenses.

Estimated amortization expense for acquired intangible assets for the following five years and thereafter is as follows (in thousands):

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019	$3,505
2020	3,242
2021	3,210
2022	1,620
2023	1,090
Thereafter	3,542
Total estimated amortization expense	$16,209

Note 7. Marketable Securities
As of December 31, 2018 and December 31, 2017, respectively, marketable securities consisted of the following (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$7,980	$—	$—	$7,980
U.S. agency obligations	18,158	—	—	18,158
Money market mutual funds	7,115	—	—	7,115
	33,253	—	—	33,253
Included in cash and cash equivalents	21,926	—	—	21,926
Included in marketable securities	$11,327	$—	$—	$11,327

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$31,047	$—	$(22)	$31,025
U.S. agency obligations	19,366	—	—	19,366
Money market mutual funds	6,115	—	—	6,115
	56,528	—	(22)	56,506
Included in cash and cash equivalents	24,481	—	—	24,481
Included in marketable securities	$32,047	$—	$(22)	$32,025

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

The fair value of marketable securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from a third-party pricing service and were evaluated using

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established third-party pricing vendors and broker-dealers.

There have been no changes in valuation techniques in the periods presented. There were no significant transfers between fair value measurement levels for the years ended December 31, 2018 and 2017. The following tables present information about the Company's assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	December 31, 2018
	Level 1	Level 2	Total
Cash equivalents:
Money market mutual funds	$7,115	$—	$7,115
U.S. agency obligations	—	14,811	14,811
Marketable securities:
U.S. agency obligations	—	3,347	3,347
U.S. treasury securities	—	7,980	7,980
	$7,115	$26,138	$33,253

	December 31, 2017
	Level 1	Level 2	Total
Cash equivalents:
Money market mutual funds	$6,115	$—	$6,115
U.S. agency obligations	—	18,366	18,366
Marketable securities:
U.S. agency obligations	—	1,000	1,000
U.S. treasury securities	—	31,025	31,025
	$6,115	$50,391	$56,506
Gross unrealized gains and losses for cash equivalents and marketable securities as of December 31, 2018 and December 31, 2017 were not material. The Company does not believe the unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence as of December 31, 2018.
There were no realized gains or losses for the years ended December 31, 2018 and 2017. As of December 31, 2018 and December 31, 2017, all of the Company's marketable securities mature within one year.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2018	2017
Leasehold improvements	$3,102	$2,915
Computer equipment	6,860	6,165
Software	1,097	1,149
Internal-use software	2,925	2,925
Furniture and equipment	1,018	1,293
Total	15,002	14,447
Accumulated depreciation	(11,039)	(9,184)
Property and equipment, net	$3,963	$5,263
Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $2.8 million, $3.0 million and $3.2 million, respectively. Depreciation is recorded on a straight-line basis.

Note 10. Debt

Term Loan

In connection with the Company’s acquisition of Jiff, on April 3, 2017, the Company, Jiff and Silicon Valley Bank (“Bank”) agreed to refinance the existing term loan facility owed by Jiff to the Bank (the “Loan Agreement”) for approximately $5.6 million (the “Term Loan”). The Term Loan required interest-only payments for the period May 2017 through September 2018, followed by 36 monthly payments of principal and interest. Obligations under the Term Loan accrue interest at a floating per annum rate equal to the greater of (A) the prime rate as published in the money rates section of The Wall Street Journal (“Prime Rate”) minus 1% or (B) 0%. Interest on the Term Loan is payable monthly. The maturity date of the Term Loan is September 1, 2021.

In addition to principal and interest payments, the Company is also required to pay $0.5 million as final payment on the earlier of maturity, termination or prepayment of the Term Loan. The Company accrues for the final payment over the life of the Term Loan using the effective interest method.

The future maturities of the Term Loan by year as of December 31, 2018 are as follows (in thousands):

2019	$1,859
2020	1,859
2021(1)	1,395
Total future maturities of debt	$5,113
Less current maturities(2)	(1,859)
Debt, non-current	$3,254

(1)	Excludes the $0.5 million required to be paid as final payment on the earlier of maturity, termination or prepayment of the Term Loan.

(2)	Classified within accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2018.

Revolving Line of Credit

The Loan Agreement also provides for an up to $25 million revolving credit facility (the “Revolving Line”). Borrowings under the Revolving Line accrue interest at a floating per annum rate equal to the Prime Rate plus one-half of one percent (0.50%) and are payable monthly. The Company may request borrowings under the Revolving Line prior to April 3, 2019, on which date the Revolving Line terminates. As of December 31, 2018, no borrowings have been made under the Revolving Line.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In relation to the Loan Agreement, the Company is subject to certain financial and reporting covenants and are secured by a security interest in the assets of the Company, excluding intellectual property and certain other exceptions. As of December 31, 2018, none of the financial covenants, which require the Company to maintain a certain minimum liquidity ratio, are applicable. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of December 31, 2018.
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

Because Lyra was a related party and potential buyers were also related parties, the Company formed an independent committee of the Company's board of directors (the "Independent Committee"), comprised solely of disinterested directors, to approve the sale. The Company engaged an independent third-party valuation expert to assist in determining the fair value of the Company's investment in Lyra. Based in part on the valuation performed, the Company negotiated a selling price of $5.5 million, which the Independent Committee approved after concluding that the transaction terms were fair to the Company. In 2017, the sale resulted in a pre-tax gain of $1.4 million which is recorded in other income, net within the consolidated statements of operations.

Note 12. Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2018	2017
Customer deposits related to online store	$5,926	$5,638
Other	9,528	7,540
Total	$15,454	$13,178
Accrued compensation consisted of the following (in thousands):

	As of December 31,
	2018	2017
Accrued commissions	$379	$2,481
Accrued bonuses	4,293	9,001
Other employee and benefits payable	1,303	2,459
Total	$5,975	$13,941

Note 13. Commitments and Contingencies
Leases and Contractual Obligations
The Company leases office space under non-cancellable operating leases in San Francisco, California, Sunnyvale, California and Charlotte, North Carolina, with expiration dates in 2022, 2025 and 2020, respectively.
Contractual obligations relate to the Company's service agreements for its data centers and other third-party service providers.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, the future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

	Operating Leases (1)	Contractual Obligations
2019	$6,324	$761
2020	5,953	570
2021	5,355	—
2022	3,050	—
2023 and later	1,788	—
	$22,470	$1,331

(1)	Minimum payments have not been reduced by sublease rentals of $7.1 million due in the future under non-cancellable subleases.
The Company's facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $3.5 million, $4.1 million and $3.3 million, respectively.

In March 2018, the Company subleased a portion of its engineering office located in Mountain View, California reducing its total rent obligation by $2.4 million and recognizing a one-time sublease loss of $0.9 million in research and development expense in the accompanying consolidated statement of operations.

During 2018, the Company recognized a lease exit charge of approximately $1.3 million related to the remaining engineering office space in Mountain View, California that the Company no longer utilizes. These charges are recorded in research and development expense in the accompanying consolidated statement of operations.
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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stock Compensation
Employee Equity Plans

     The Company adopted a 2014 Equity Incentive Plan (“EIP”) that became effective on March 12, 2014 and serves as the successor to the Company's 2008 Stock Incentive Plan. Shares issued under the 2008 Stock Plan were Class A common stock and shares issued under the EIP are Class B common stock. The Company's 2014 EIP authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance awards and stock bonuses. The Company began granting RSUs in the fourth quarter of 2014.

The Company adopted a 2014 Employee Stock Purchase Plan (“ESPP”) that became effective on March 13, 2014 that enables eligible employees to purchase shares of the Company's Class B common stock at a discount. The Company has not yet established a start date of the initial purchasing period under the ESPP.

Stock-Based Compensation to Employees
All stock-based compensation to employees is measured based on the grant-date fair value of the awards and is generally recognized in the Company's statement of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). Except for the stock options assumed and granted related to the Jiff acquisition, the Company estimates the fair value of stock options granted using the Black-Scholes option-valuation model. For restricted stock units, fair value is based on the closing price of the Company's Class B common stock on the grant date. Compensation cost is generally recognized over the vesting period of the applicable award using the straight-line method. For awards with performance based and service vesting conditions, compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied based on the accelerated attribution method.
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
In addition to assumptions used in the Black-Scholes option-pricing model, prior to the adoption of ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” in 2017, the Company estimated a forfeiture rate to calculate the stock-based compensation for its awards based on an analysis of its actual forfeitures. The Company used historical data to estimate pre-vesting option forfeitures and recorded stock-based compensation expense only for those awards that are expected to vest. With the adoption of ASU 2016-09, the Company no longer estimates forfeitures but accounts for forfeitures as they occur.
Except for the stock options assumed and granted related to the Jiff acquisition, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions and fair value per share:

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2018			2017	2016
Volatility	57%			61%	45%	–	47%
Expected life (in years)	6.06			6.02	5.31	–	6.12
Risk-free interest rate	2.72%	–	2.74%	2.03%	0.95%	–	1.37%
Dividend yield	—%			—%	—%
Weighted-average fair value of underlying common stock	$3.69			$3.60	$3.16
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

	Year Ended December 31,
	2018	2017	2016
Volatility	*	75%	*
Risk-free interest rate	*	2.35%	*
Dividend yield	*	—%	*
* The Company has not used the Monte Carlo simulation model prior to or after the acquisition of Jiff.
Stock Option Activity
The following table summarizes activities for stock options:

	Options Outstanding
	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	10,335,178	$2.83	6.16	$19,253
Stock options granted	134,000	$3.69
Stock options exercised	(3,255,963)	$1.38
Stock options forfeited and canceled	(947,992)	$9.16
Balance at December 31, 2018	6,265,223	$2.65	4.71	$3,499
Vested or expected to vest at December 31, 2018	6,265,223	$2.65	4.71	$3,499
Exercisable as of December 31, 2018	5,330,943	$2.61	4.21	$3,366
The total grant-date fair value of stock options granted, excluding options assumed related to the Jiff acquisition in 2017, during the years ended December 31, 2018, 2017 and 2016 was $0.3 million, $0.8 million and $3.6 million, respectively.
The total grant-date fair value of stock options vested, including options assumed related to the Jiff acquisition in 2017, during the years ended December 31, 2018, 2017 and 2016 was $3.4 million, $6.7 million and $4.9 million, respectively.
The total intrinsic value of the options exercised, including options assumed related to the Jiff acquisition in 2017, during the years ended December 31, 2018, 2017 and 2016, was $5.7 million, $2.6 million and $4.7 million, respectively. The intrinsic value is the difference of the current fair value of the stock and the exercise price of the stock option.
As of December 31, 2018, the Company had $1.0 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Restricted Stock Units
The following table summarizes activities for RSUs:

	Restricted Stock Units Outstanding
	Number of shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2017	9,333,896	$4.03
Restricted Stock Units granted (1)	8,146,627	$3.36
Restricted Stock Units vested	(4,131,967)	$4.19
Restricted Stock Units forfeited and canceled (2)	(3,819,954)	$3.67
Balance at December 31, 2018	9,528,602	$3.54

(1)	Includes performance stock units (“PSUs”) that were granted in 2018.

(2)	Includes PSUs that were granted in the prior year, which were canceled because performance targets were not achieved.
The total grant-date fair value of RSUs granted during the years ended December 31, 2018, 2017, and 2016 was $27.4 million, $24.0 million, and $28.4 million respectively.
The total grant-date fair value of RSUs vested during the year ended December 31, 2018, 2017, and 2016 was $17.3 million, $19.8 million, and $15.5 million, respectively.
As of December 31, 2018, the Company had $29.8 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

During 2018, the Company awarded 0.8 million PSUs to certain employees. The number of shares that would eventually vest depends on achievement of performance targets for 2018, as determined by the compensation committee of the Company's board of directors, and if achieved, may range from 50% to 150% of the targeted award amount. Once the performance is determined and a targeted award amount is fixed, the target number of PSUs, if any, will generally vest in eight quarterly installments, subject to recipients' continued service, after the performance period has ended. The compensation expense, if any, associated with the PSUs is recognized using the accelerated method. For the year ended December 31, 2018, the Company recognized compensation expense of approximately $0.6 million related to 0.2 million PSUs as performance conditions were met, and no expense was recognized related to the remaining 0.6 million PSUs as performance conditions were not met. No expense related to PSUs was recorded in 2017 or 2016 as the Company determined the performance conditions were not met.

Note 15. Stockholders' Equity
Common Stock
As of December 31, 2018, the Company had 37,576,324 shares of Class A common stock and 104,350,881 shares of Class B common stock outstanding. As of December 31, 2017, the Company had 52,853,400 shares of Class A common stock and 81,685,875 shares of Class B common stock outstanding.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions with SAP Technologies, Inc.
In May 2016, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with SAP Technologies, Inc. (“SAP”) pursuant to which it sold and issued to SAP 4.7 million shares of its Class B Common Stock and a warrant (the “Warrant”), which gave SAP the right to purchase up to 1.9 million shares of the Company's Class B Common Stock for an exercise price of $4.91, subject to certain conditions. The net proceeds from this transaction were $17.8 million, net of issuance costs, and are being used for working capital and other general corporate purposes.

The Warrant was set to expire four years from the date the Company enters into agreements with SAP related to the distribution and the reselling of the Company’s solutions (the “Alliance Agreements”) within a prescribed period. In the second quarter of 2017, the Company and SAP modified the Warrant to extend the time period allowed to execute the Alliance Agreements from May 17, 2017 to November 17, 2017. However, the Alliance Agreements were not executed prior to that date and as a result, the Warrant expired.

The shares and Warrant were considered freestanding instruments from each other and were classified within stockholders’ equity. Initially, upon execution of the Securities Purchase Agreement, the Company preliminarily allocated the net proceeds to the shares and Warrant and also to a customer prepayment liability classified within accrued expenses and other current liabilities that represented the future obligations under the Alliance Agreements. The Company updated its preliminary allocation of the net proceeds as a result of the modification of the Warrant in the second quarter of 2017, which resulted in a change in classification of customer prepayment liability into other assets. Subsequent to expiration, during the fourth quarter of 2017, the Company released the associated other asset in the consolidated balance sheet and recorded a $1.1 million non-cash charge in other income, net in the consolidated statement of operations. The expiration did not result in a change to the amounts recorded within stockholders' equity.
Note 16. Income Taxes
The components of loss before income tax benefit were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)(1)	(as adjusted)(1)
United States	$(39,706)	$(57,108)	$(58,686)

(1)	Prior-period information has been adjusted for the adoption of ASC 606. See Note 2–Summary of Significant Accounting Policies for a summary of adjustments.
As a result of the Company's history of net operating losses and full valuation allowance against its net deferred tax assets, there was no current or deferred income tax provision for the years ended December 31, 2018 and 2016. For the year ended December 31, 2017, as a result of the acquisition of Jiff in April 2017, the Company recorded an income tax benefit of $5.2 million. This tax benefit is a result of the partial release of its existing valuation allowance since the acquired deferred tax liabilities from Jiff will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed. There was no other current or deferred income tax provision for December 31, 2017.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of the statutory federal income tax benefit and the Company's effective tax benefit consist of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax at federal statutory rate(1)	$(8,338)	$(19,417)	$(19,953)
State statutory rate (net of federal benefit)	(2,279)	(2,479)	(1,259)
Non-deductible stock compensation	(194)	106	1,594
Effect of U.S. tax law change(1)	—	51,203	—
Change in valuation allowance(1)	10,638	(30,974)	14,506
Benefit associated with Jiff Acquisition	—	(5,206)	—
Other	173	1,561	5,112
Income tax benefit	$—	$(5,206)	$—

(1)	Amounts for December 31, 2017 and 2016 are adjusted to reflect the adoption of ASC 606 described in Note 2 -Summary of Significant Accounting Policies .

Significant components of the Company's net deferred tax assets were as follows (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$118,477	$105,247
Deferred rent	914	474
Accrued compensation	1,230	2,792
Stock-based compensation	6,014	7,530
Other reserves and accruals	316	78
Property and equipment	509	283
	127,460	116,404
Valuation allowance(1)	(115,298)	(106,154)
Deferred tax assets, net of valuation allowance(1)	12,162	10,250
Deferred tax liability:
Intangibles	(4,191)	(5,165)
Deferred costs(1)	(7,971)	(5,085)
Deferred tax liability(1)	(12,162)	(10,250)
Net deferred tax asset/(liability)	$—	$—

(1)	Amounts for December 31, 2017 are adjusted to reflect the adoption of ASC 606 described in Note 2 -Summary of Significant Accounting Policies .
The Company provided a full valuation allowance for its net deferred tax assets as of December 31, 2018 and 2017, due to the uncertainty surrounding the future realization of such assets. Therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

The valuation allowance increased by $9.1 million and decreased by $11.6 million during the years ended December 31, 2018 and 2017, respectively. The increase in the valuation allowance for the year ended December 31, 2018 related to the increase in net operating losses for ongoing operations. The decrease in the valuation allowance for the year ended December 31, 2017 related to a decrease in the U.S. corporate federal income tax rate from 35% to 21%, as well as the acquired deferred tax liabilities from Jiff.

In connection with the adoption of ASC 606 effective January 1, 2018, the Company recognized a deferred tax liability in the amount of $5.1 million for the year ended December 31, 2017, with an offsetting reduction to the valuation allowance.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act of 2017 (the “Act”) into law. The new legislation decreased the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The Act also included a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses and repeal of the Alternative Minimum Tax regime. In accordance with Staff Accounting Bulletin No. 118, the Company determined the provisional amounts related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a net decrease to deferred tax assets and deferred tax liabilities of $51.2 million, with a corresponding offsetting change in valuation allowance of $51.2 million for the year ended December 31, 2017. At December 31, 2018, we completed our accounting for all of the enactment-date income tax effects of the Act. There were no changes to the provisional amounts as determined as of December 31, 2017.
As of December 31, 2018, the Company had approximately $470.3 million of federal and $327.9 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards begin to expire in 2028.
As of December 31, 2018, the Company also had approximately $10.5 million and $11.6 million of research and development tax credit carryforwards available to reduce future taxable income, if any, for federal and California purposes, respectively. The federal credit carryforwards expire beginning in 2028, and the California research credits do not expire and may be carried forward indefinitely.
The Company's ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax laws. In the event the Company should experience an ownership change, as defined under Section 382, utilization of the Company's net operating loss carryforwards and tax credits could be limited.

     The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Gross unrecognized tax benefits at the beginning of the year	$18,888	$13,568	$9,540
Decreases for tax positions of prior years	—	(626)	(125)
Increases for tax positions related to the current year	3,300	5,946	4,153
Gross unrecognized tax benefits at the end of the year	$22,188	$18,888	$13,568
As of December 31, 2018, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the Company's tax rate.

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
The Company's policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. Due to the Company's net operating loss position, the Company has not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2018, 2017 or 2016.
Note 17. Net Loss per Share
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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the calculation of basic and diluted net loss per share for the Company's common stock (in thousands, except per share data):

	Year Ended December 31,
	2018		2017		2016
			(as adjusted)(1)		(as adjusted)(1)
	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(13,375)	$(26,331)	$(22,153)	$(29,749)	$(31,685)	$(27,001)
Weighted-average shares used to compute basic and diluted net loss per share	46,379	91,307	53,582	71,952	54,421	46,377
Basic and diluted net loss per share	$(0.29)	$(0.29)	$(0.41)	$(0.41)	$(0.58)	$(0.58)

(1)	Prior-period information has been adjusted for the adoption of ASC 606. See Note 2–Summary of Significant Accounting Policies for a summary of adjustments.
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options and restricted common stock	15,794	19,669	18,185
Warrants	115	115	2,020
	15,909	19,784	20,205
Note 18. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Under the plan, participating employees may defer up to 90% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. The Company matches a portion of the employee contributions. The Company's contribution expense totaled $1.3 million, $1.1 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Note 19. Reduction in Workforce
On July 30, 2018, the Company announced its intent to undertake a program to reduce its workforce in order to decrease expenses, align its operations with evolving business needs and improve efficiencies. This was in part due to the unexpected churn of a large customer. Under this program, the Company undertook an initiative to reduce its workforce by approximately 12%. For the year ended December 31, 2018, the Company incurred charges of approximately $2.1 million for this reduction, all of which related to severance costs. As of December 31, 2018, all costs were fully paid out.
On May 10, 2016, the Company’s Board of Directors committed to a program to reduce the Company’s workforce in order to reduce expenses, align its operations with evolving business needs and improve efficiencies. Under this program, the Company undertook an initiative to reduce its workforce by approximately 14% percent. For the year ended December 31, 2016, the Company incurred charges of $0.8 million, all of which were related to severance costs. As of December 31, 2016, all costs were fully paid out.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Selected Quarterly Financial Data (unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in years 2018 and 2017 (in thousands, except per share data):

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenue	$36,479	$37,784	$40,041	$42,100
Gross profit	21,536	22,054	25,246	27,379
Net loss	(14,444)	(13,958)	(7,265)	(4,039)
Net loss per share, basic and diluted	(0.11)	(0.10)	(0.05)	(0.03)

	Quarter Ended, as adjusted (1,2)
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenue	$27,703	$32,632	$34,492	$37,193
Gross profit	19,648	20,298	21,578	23,844
Net loss	(14,374)	(12,379)	(17,992)	(7,157)
Net loss per share, basic and diluted	(0.14)	(0.09)	(0.14)	(0.05)

(1)	Adjusted for the adoption of ASC 606. See Note 2–Summary of Significant Accounting Policies for additional information.

(2)
On April 3, 2017, the Company acquired Jiff. Jiff has been included in our consolidated results of operations starting on the acquisition date. Please refer to Note 5–Business Combinations for additional information on this acquisition.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated as of January 4, 2017, by and among Castlight Health, Inc., Neptune Acquisition Subsidiary, Inc. and Jiff, Inc.	8-K	0001-36330	January 4, 2017	2.1
3.1	Restated Certificate of Incorporation.	10-Q	001-36330	May 12, 2014	3.1
3.2	Amended and Restated Bylaws.	10-Q	001-36330	May 12, 2014	3.2
4.1	Form of Class A Common Stock Certificate.	S-8	333-194566	March 14, 2014	4.8
4.2	Form of Class B Common Stock Certificate.	S-1	333-193840	March 3, 2014	4.1
4.3	Amended and Restated Investors’ Rights Agreement, dated as of April 26, 2012, by and among the Registrant and certain of its stockholders.	S-1	333-193840	February 10, 2014	4.2
4.4	Securities Purchase Agreement dated May 16, 2016, between Castlight Health, Inc. and SAP Technologies, Inc.	8-K	001-36330	May 18, 2016	10.1
10.1**	Form of Indemnification Agreement.	S-1	333-193840	March 3, 2014	10.1
10.2**	2008 Stock Incentive Plan and forms of stock option agreement thereunder and restricted stock agreement.	S-1	333-193840	March 3, 2014	10.2
10.3**	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement and stock bonus agreement.	S-1	333-193840	March 3, 2014	10.3
10.4**	2014 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-193840	March 3, 2014	10.4
10.5**	Form of restricted stock unit agreement; performance based	10-Q	001-36330	August 5, 2015	10.2
10.6**	Job Offer Letter, dated as of September 6, 2012, by and between the Registrant and John C. Doyle.	S-1	333-193840	February 10, 2014	10.6
10.7**	Double Trigger Acceleration Policy.	S-1	333-193840	February 10, 2014	10.9
10.8	Lease Agreement by and between 150 Spear Street, LLC and the Registrant, dated May 21, 2015.	10-Q	001-36330	August 5, 2015	10.1
10.9	Amendment to the Lease Agreement by and between 150 Spear Street, LLC and the Company.	10-Q	001-36330	November 2, 2016	10.15
10.10**	Form of Executive Severance Agreement	8-K	001-36330	July 11, 2016	10.1
10.11**	Job Offer Letter, dated as of January 4, 2017, by and between the Registrant and Derek Newell.	10-Q	001-36330	April 28, 2017	10.17

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.12	Second Amended and Restated Loan and Security Agreement, as of April 3, 2017, by and among Silicon Valley Bank, Jiff Inc., and Castlight Health, Inc.	8-K	001-36330	April 3, 2017	10.1
10.13**	Jiff, Inc. 2010 Stock Plan and form of option agreement	S-8	333-221191	October 27, 2017	99.1
10.14**	Amendment to Offer Letter between the Registrant and Robert Derek Newell, dated June 11, 2018	10-Q	001-36330	August 1, 2018	10.17
10.15**	Promotion Letter, dated as of July 5, 2016, by and between the Registrant and Siobhan Nolan Mangini.	10-Q	001-36330	August 8, 2016	10.12
10.16**	Job Offer Letter, dated as of July 26, 2017, by and between the Registrant and Eric Chan.					X
10.17**	Promotion Letter, dated as of May 31, 2018, by and between the Registrant and Maeve O’Meara.					X
10.18**	Promotion Letter, effective September 17, 2018, by and between the Registrant and Neeraj Gupta.					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page of this annual report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1 *	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
32.2 *	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
99.1	Certain Excerpts from the Prospectus dated February 22, 2017 filed on February 22, 2017 pursuant to Rule424(b)(3) relating to the Registration Statement on Form S-4, as amended (No. 333- 215861) of the Registrant.	10-K	001-36330	March 1, 2017	99.1
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

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

CASTLIGHT HEALTH, INC.
Date:	March 1, 2019	By:	/s/ John C. Doyle
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

Signature	Title	Date

/s/ John C. Doyle	Chief Executive Officer, and Director	March 1, 2019
John C. Doyle	(Principal Executive Officer)

/s/ Siobhan Nolan Mangini	Chief Financial Officer	March 1, 2019
Siobhan Nolan Mangini	(Principal Financial Officer)

/s/ Eric Chan	Chief Accounting Officer	March 1, 2019
Eric Chan	(Principal Accounting Officer)

/s/ Bryan Roberts	Chairman of the Board of Directors	March 1, 2019
Bryan Roberts

/s/ Seth Cohen	Director	March 1, 2019
Seth Cohen

/s/ Michael L. Eberhard	Director	March 1, 2019
Michael L. Eberhard

/s/ David Ebersman	Director	March 1, 2019
David Ebersman

/s/ Ed Park	Director	March 1, 2019
Ed Park

/s/ David B. Singer	Director	March 1, 2019
David B. Singer

/s/ Kenny Van Zant	Director	March 1, 2019
Kenny Van Zant

/s/ Judy Verhave	Director	March 1, 2019
Judy Verhave