Form 10-Q
period 2019-03-31
CASTLIGHT HEALTH, INC.
filed 2019-05-03
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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

(Former name, former address and former fiscal year, if changed since last report)
Not applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, par value $0.0001 per share	CSLT	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Not applicable

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2019, there were 35,117,853 shares of the Registrant’s Class A common stock outstanding and 108,842,540 shares of the Registrant’s Class B common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	As of
	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$66,338	$66,005
Marketable securities	—	11,327
Accounts receivable and other, net	34,699	26,816
Prepaid expenses and other current assets	4,351	3,680
Total current assets	105,388	107,828
Property and equipment, net	3,754	3,963
Restricted cash, non-current	1,325	1,325
Deferred commissions	19,067	20,142
Deferred professional service costs	9,672	10,133
Intangible assets, net	15,333	16,209
Goodwill	91,785	91,785
Operating lease right-of-use assets, net	15,989	—
Other assets	2,209	2,129
Total assets	$264,522	$253,514
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,760	$9,556
Accrued expenses and other current liabilities	13,025	15,454
Accrued compensation	5,005	5,975
Deferred revenue	23,774	20,193
Operating lease liabilities	5,928	—
Total current liabilities	56,492	51,178
Deferred revenue, non-current	944	1,030
Debt, non-current	2,789	3,254
Operating lease liabilities, non-current	13,428	—
Other liabilities, non-current	1,040	3,381
Total liabilities	74,693	58,843
Commitments and contingencies
Stockholders’ equity:
Class A and Class B common stock	14	14
Additional paid-in capital	615,394	609,697
Accumulated other comprehensive loss	—	—
Accumulated deficit	(425,579)	(415,040)
Total stockholders’ equity	189,829	194,671
Total liabilities and stockholders’ equity	$264,522	$253,514
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Subscription	$33,806	$32,989
Professional services and other	1,684	3,490
Total revenue, net	35,490	36,479
Cost of revenue:
Cost of subscription (1)	8,166	9,174
Cost of professional services and other (1)	5,944	5,769
Total cost of revenue	14,110	14,943
Gross profit	21,380	21,536
Operating expenses:
Sales and marketing (1)	9,215	13,912
Research and development (1)	15,725	15,371
General and administrative (1)	7,293	6,825
Total operating expenses	32,233	36,108
Operating loss	(10,853)	(14,572)
Other income, net	314	128
Net loss	$(10,539)	$(14,444)
Net loss per share, basic and diluted	$(0.07)	$(0.11)
Weighted-average shares used to compute basic and diluted net loss per share	143,000	134,994

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2019	2018
Cost of revenue:
Cost of subscription	$219	$242
Cost of professional services and other	265	301
Sales and marketing	627	1,138
Research and development	1,704	1,654
General and administrative	1,162	1,257

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(10,539)	$(14,444)
Other comprehensive income:
Net change in unrealized gain on available-for-sale marketable securities	—	2
Other comprehensive income	—	2
Comprehensive loss	$(10,539)	$(14,442)

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2018	141,927,205	$14	$609,697	$—	$(415,040)	$194,671
Vesting of restricted stock units	967,712	—	—	—	—	—
Exercise of stock options, net	1,060,870	—	1,680	—	—	1,680
Stock-based compensation	—	—	4,017	—	—	4,017
Comprehensive loss	—	—	—	—	(10,539)	(10,539)
Balances as of March 31, 2019	143,955,787	$14	$615,394	$—	$(425,579)	$189,829

Balances as of December 31, 2017	134,539,275	$13	$586,900	$(22)	$(375,334)	$211,557
Vesting of restricted stock units	747,311	—	—	—	—	—
Exercise of stock options, net	309,242	—	490	—	—	490
Stock-based compensation	—	—	4,633	—	—	4,633
Comprehensive loss	—	—	—	2	(14,444)	(14,442)
Balances as of March 31, 2018	135,595,828	$13	$592,023	$(20)	$(389,778)	$202,238

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(10,539)	$(14,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,344	1,860
Stock-based compensation	3,977	4,592
Amortization and impairment of deferred commissions	2,491	2,853
Amortization and impairment of deferred professional service costs	969	946
Non-cash operating lease expense	1,282	—
Lease exit and related charges	—	916
Accretion and amortization of marketable securities	(126)	(131)
Changes in operating assets and liabilities:
Accounts receivable and other, net	(7,883)	(11,196)
Deferred commissions	(1,416)	(1,171)
Deferred professional service costs	(469)	(742)
Prepaid expenses and other assets	(751)	206
Accounts payable	(849)	1,783
Operating lease liabilities	(1,382)	—
Accrued expenses and other liabilities	(1,304)	(1,237)
Deferred revenue	3,495	3,183
Accrued compensation	(970)	(6,390)
Net cash used in operating activities	(12,131)	(18,972)
Investing activities:
Purchase of property and equipment	(204)	(388)
Purchase of marketable securities	—	(10,025)
Maturities of marketable securities	11,453	15,750
Net cash provided by investing activities	11,249	5,337
Financing activities:
Proceeds from exercise of stock options	1,680	490
Principal payments on long-term debt	(465)	—
Net cash provided by financing activities	1,215	490

Net increase (decrease) in cash, cash equivalents and restricted cash	333	(13,145)
Cash, cash equivalents and restricted cash at beginning of period	67,330	62,644
Cash, cash equivalents and restricted cash at end of period	$67,663	$49,499

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$66,338	$48,174
Restricted cash	1,325	1,325
Total cash, cash equivalents and restricted cash	$67,663	$49,499

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

Note 2. Accounting Standards and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include Castlight and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations, financial position, stockholders’ equity and cash flows. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Other than described below, there have been no changes to our significant accounting policies described in our Annual Report that have had a material impact on our consolidated financial statements and related notes.
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
•The standalone selling price of the performance obligations in the Company’s contracts with customers;
•Assumptions used in the valuation of certain equity awards;
•The amortization period for deferred commissions and deferred professional services costs; and

•	Assumptions used in the calculation of right-of-use (“ROU”) assets and lease liabilities for operating leases, including lease terms and the Company’s incremental borrowing rate.

Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

Summary of Significant Accounting Policies

Leases

The Company determines if an arrangement is a lease and its classification at lease inception. Operating lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the lease commencement date to compute the present value of lease payments when the implicit rate is not readily determinable. ROU assets are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease amounts, less any lease incentives.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less. Lease terms do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised. Generally, lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company's lease agreements have both lease and non-lease components. The Company has elected to account for the non-lease components of its leases as part of their related lease components.

Concentrations of Risk and Significant Customers

No single direct customer accounted for more than 10% of total revenue or accounts receivable for the three months ended March 31, 2019. Castlight had one channel partner that represented approximately 24% of total revenue for three months ended March 31, 2019, and approximately 23% of accounts receivable as of March 31, 2019.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases, and subsequent amendments ("ASC 842") using the modified retrospective method, and chose to apply the provisions at the beginning of the period of adoption. The guidance requires lessees to put all leases that have a term of more than one year on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use ("ROU") asset for the right to use the underlying asset for the lease term.

As a result of the adoption of ASC 842 as of January 1, 2019, reporting periods beginning on and after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with prior accounting guidance under ASC 840. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019 an operating lease ROU asset of approximately $17.3 million and an operating lease liability of approximately $20.7 million. The difference between the operating lease ROU asset and lease liability resulted from the reclass of the deferred rent liability to the operating lease ROU asset. The standard did not materially impact the Company’s condensed consolidated statement of operations and had no impact on the cash flows. See Note 10 - Leases for more information on leases.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined that the ASUs issued by the FASB in the first quarter of 2019 are either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial results.

Note 3. Revenue, Deferred Revenue, Contract Balances and Performance Obligations

The Company sells to customers based in the United States through direct sales and indirect channels. Indirect channel revenue represented approximately 26% and 10% of the Company’s total revenue for the three months ended March 31, 2019 and 2018, respectively.

Deferred revenue as of March 31, 2019 and December 31, 2018 was $24.7 million and $21.2 million, respectively. Contract assets as of March 31, 2019 and December 31, 2018 were $1.2 million and $1.0 million, respectively.

$11.2 million and $15.9 million of revenue was recognized during the three months ended March 31, 2019 and 2018, respectively, that was included in the Company’s deferred revenue balances at the beginning of the respective periods.

The Company recorded favorable cumulative catch-up adjustments to revenue arising from changes in estimates of transaction price of $1.4 million during the three months ended March 31, 2019. Cumulative catch-up adjustments arising from changes in estimates of transaction price were immaterial during the three months ended March 31, 2018.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The aggregate balance of remaining performance obligations from non-cancelable contracts with customers as of March 31, 2019 was $145.4 million. The Company expects to recognize approximately 70% of this balance over the next 12 months, with the remaining balance recognized thereafter. Remaining performance obligations are defined as deferred revenue and amounts yet to be billed for the non-cancelable portion of contracts.
Note 4. Deferred Costs

Changes in the balance of total deferred commissions and total deferred professional service costs during the three months ended March 31, 2019 are as follows (in thousands):

	As of December 31, 2018		Expense recognized	As of March 31, 2019
		Additions
Deferred commissions	$20,142	$1,416	$(2,491)	$19,067
Deferred professional service costs	10,133	508	(969)	9,672
Total deferred commissions and professional service costs	$30,275	$1,924	$(3,460)	$28,739

    These costs are reviewed for impairment periodically, and no material impairment charges were recorded for the three months ended March 31, 2019 and 2018.

Note 5. Goodwill and Intangible Assets

Goodwill

Currently, all of the Company’s goodwill relates to the acquisition of Jiff. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. There were no changes to goodwill for the three months ended March 31, 2019.

Intangible assets, net

The following tables set forth the fair value components of identifiable acquired intangible assets (dollars in thousands):

	March 31, 2019
	Useful Life			Gross	Accumulated Amortization	Net
Customer relationships	10			$10,900	$(2,180)	$8,720
Developed technology	5			10,600	(4,240)	6,360
Backlog	3			1,500	(1,314)	186
Other acquired intangible assets	1	-	3	900	(833)	67
Total identifiable intangible assets				$23,900	$(8,567)	$15,333

	December 31, 2018
	Useful Life			Gross	Accumulated Amortization	Net
Customer relationships	10			$10,900	$(1,908)	$8,992
Developed technology	5			10,600	(3,710)	6,890
Backlog	3			1,500	(1,256)	244
Other acquired intangible assets	1	-	3	900	(817)	83
Total identifiable intangible assets				$23,900	$(7,691)	$16,209

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Amortization expense from acquired intangible assets for the three months ended March 31, 2019 and 2018 was $0.9 million and $1.1 million, respectively. Amortization expense is included in cost of subscription, sales and marketing, and general and administrative expenses.

Estimated amortization expense for acquired intangible assets for the following five years and thereafter is as follows (in thousands):

Remainder of 2019	$2,629
2020	3,242
2021	3,210
2022	1,620
2023	1,090
Thereafter	3,542
Total estimated amortization expense	$15,333

Note 6. Marketable Securities

All of the Company’s cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, except for money market mutual funds, where gains and losses are included in the results of operation.

As of March 31, 2019 and December 31, 2018, respectively, marketable securities consisted of the following (in thousands):

	As of March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$3,138	$—	$—	$3,138
U.S. agency obligations	16,706	—	—	16,706
Money market mutual funds	7,623	—	—	7,623
Included in cash and cash equivalents	$27,467	$—	$—	$27,467

	As of December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$7,980	$—	$—	$7,980
U.S. agency obligations	18,158	—	—	18,158
Money market mutual funds	7,115	—	—	7,115
	33,253	—	—	33,253
Included in cash and cash equivalents	21,926	—	—	21,926
Included in marketable securities	$11,327	$—	$—	$11,327

Note 7. Fair Value Measurements
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

Table of Content
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
There have been no changes in valuation techniques in the periods presented. There were no significant transfers between fair value measurement levels as of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, there were no securities within Level 3 of the fair value hierarchy.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Total
Cash equivalents:
U.S. agency obligations	$—	$16,706	$16,706
U.S. treasury securities	—	3,138	3,138
Money market mutual funds	7,623	—	7,623
	$7,623	$19,844	$27,467

	As of December 31, 2018
	Level 1	Level 2	Total
Cash equivalents:
U.S. agency obligations	$—	$14,811	$14,811
Money market mutual funds	7,115	—	7,115
Marketable securities:
U.S. treasury securities	—	7,980	7,980
U.S. agency obligations	—	3,347	3,347
	$7,115	$26,138	$33,253
Gross unrealized gains and losses for cash equivalents and marketable securities as of March 31, 2019 and December 31, 2018 were not material. The Company does not believe the unrealized losses represent other-than-temporary impairments based on the Company’s evaluation of available evidence as of March 31, 2019 and December 31, 2018.
There were no realized gains or losses during the three months ended March 31, 2019. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months, and the remainder of the securities is reflected in cash and cash equivalents. All of the Company’s securities as of March 31, 2019 and December 31, 2018 mature within one year.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
Leasehold improvements	$3,102	$3,102
Computer equipment	6,931	6,860
Software	1,097	1,097
Internal-use software	2,925	2,925
Furniture and equipment	1,072	1,018
Total	15,127	15,002
Accumulated depreciation	(11,373)	(11,039)
Property and equipment, net	$3,754	$3,963
Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 was $0.5 million and $0.7 million, respectively. Depreciation and amortization are recorded on a straight-line basis.
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

The future maturities of the Term Loan by year as of March 31, 2019 are as follows (in thousands):

Remainder of 2019	$1,394
2020	1,859
2021(1)	1,395
Total future maturities of debt	$4,648
Less current maturities(2)	(1,859)
Debt, non-current	$2,789
(1) Excludes the $0.5 million required to be paid as final payment on the earlier of maturity, termination or prepayment of the Term Loan.
(2) Classified within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2019.

Revolving Line of Credit

The Loan Agreement also provides for an up to $25 million revolving credit facility (the “Revolving Line”). As of March 31, 2019, no borrowings have been made under the Revolving Line. The Revolving Line expired on April 3, 2019, its termination date.

In relation to the Loan Agreement, the Company is subject to certain financial and reporting covenants. As of March 31, 2019, none of the financial covenants, which require the Company to maintain a certain minimum liquidity ratio, are

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

applicable. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of March 31, 2019.

Note 10. Leases

The Company’s principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity. The leases expire at various dates through 2025 and, in some cases, include renewal options. The exercise of the option is at the sole discretion of the Company. The Company subleases certain office facilities to third parties. These leases are classified as operating leases. The Company does not have any short-term or finance leases. Information about these operating leases is disclosed in the following table (dollars in thousands):

Three Months Ended March 31, 2019
Lease cost:
Operating lease cost	$1,649
Variable lease cost (1)	151
Sublease income	(616)
Total lease cost	$1,184

Other information:
Operating cash flows used in the measurement of operating lease liabilities	$1,749
Weighted-average remaining lease term - operating leases (in years)	3.5
Weighted-average discount rate - operating leases	7.45%
(1) Includes variable payments such as common area maintenance, property taxes and insurance.

Maturities of Lease Liabilities

As of March 31, 2019, the future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

Remainder of 2019	$5,336
2020	6,524
2021	5,355
2022	3,050
2023	677
2024 and later	1,111
Total lease payments	22,053
Less: Interest	(2,697)
Present value of lease liabilities	$19,356
Less: current portion	(5,928)
Operating lease liabilities, non-current	$13,428

Note 11. Contingencies
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

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

accrues for loss contingencies when it is both probable that it will incur the loss and when it can reasonably estimate the amount of the loss or range of loss.

Note 12. Stock Compensation
Restricted Stock Units

A summary of restricted stock unit activity for the three months ended March 31, 2019 is as follows:

	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2018	9,528,602	$3.54
Restricted Stock Units granted	1,189,450	$3.40
Restricted Stock Units vested	(967,712)	$3.89
Restricted Stock Units forfeited and canceled (1)	(655,982)	$3.54
Balance as of March 31, 2019	9,094,358	$3.48
(1) Includes PSUs that were granted in the prior year, which were canceled because performance targets were not achieved.
As of March 31, 2019, there was a total of $29.1 million in unrecognized compensation cost related to restricted stock units and performance stock units, which is expected to be recognized over a weighted-average period of approximately 2.7 years.
Stock Options
A summary of stock option activity for the three months ended March 31, 2019 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2018	6,265,223	$2.65	$3,499
Stock option grants	200,000	$3.22
Stock options exercised	(1,060,870)	$1.58
Stock options forfeited and canceled	(21,987)	$3.04
Balance as of March 31, 2019	5,382,366	$2.88	$8,811
The total grant-date fair value of stock options granted during the three months ended March 31, 2019 and 2018 was $0.4 million and $0.3 million, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Three Months Ended March 31, 2019
	2019	2018
Volatility	57%	57%
Expected life (in years)	6.06	6.06
Risk-free interest rate	2.57%	2.72%	-	2.74%
Dividend yield	—%	—%
As of March 31, 2019, the Company had $1.2 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13. Stockholders’ Equity
Common Stock
As of March 31, 2019, the Company had 36,137,783 shares of Class A common stock and 107,818,004 shares of Class B common stock outstanding.
Note 14. Income Taxes

The effective tax rate for each of the three month periods ended March 31, 2019  and 2018 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. At March 31, 2019, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.
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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2019		2018
	Class A	Class B	Class A	Class B
Net loss	$(2,741)	$(7,798)	$(5,646)	$(8,798)
Weighted-average shares used to compute basic and diluted net loss per share	37,189	105,811	52,764	82,230
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.11)	$(0.11)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options and restricted stock units	14,477	20,601
Warrants	115	115
Total	14,592	20,716

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

Signed Annual Recurring Revenue

	As of March 31,
	2019	2018
	(in millions)
Signed Annual Recurring Revenue	$154.3	$163.9

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

Our ARR as of March 31, 2019 was $154.3 million, compared with $163.9 million as of March 31, 2018, representing a decrease of approximately 6%, primarily attributable to churn, partially offset by new customers and renewals.

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
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2019	2018
Revenue:
Subscription	95%	90%
Professional services and other	5%	10%
Total revenue, net	100%	100%
Cost of revenue:
Cost of subscription	23%	25%
Cost of professional services and other	17%	16%
Total cost of revenue	40%	41%
Gross margin percentage	60%	59%
Operating expenses:
Sales and marketing	26%	38%
Research and development	44%	42%
General and administrative	21%	19%
Total operating expenses	91%	99%
Operating loss	(31)%	(40)%
Other income, net	1%	—%
Net loss	(30)%	(40)%
Revenue

	Three Months Ended March 31,
	2019	2018	% Change	$ Change
	(In thousands, except percentages)
Revenue:
Subscription	$33,806	$32,989	2%	$817
Professional services and other	1,684	3,490	(52)%	(1,806)
Total revenue, net	$35,490	$36,479	(3)%	$(989)

Total revenue for the three months ended March 31, 2019 decreased by $1.0 million, or 3%, primarily due to customer terminations in 2018, partially offset by customer launches in 2018 and 2019. Professional services and other revenue decreased primarily due to revenue related to non-recurring professional services in the three months ended March 31, 2018.

Costs and Operating Expenses

	Three Months Ended March 31,
	2019	2018	% Change	$ Change
	(In thousands, except percentages)
Cost of revenue:
Subscription	$8,166	$9,174	(11)%	$(1,008)
Professional services and other	5,944	5,769	3%	175
Total cost of revenue	$14,110	$14,943	(6)%	$(833)
Gross margin (loss) percentage:
Subscription	76%	72%
Professional services and other	(253)%	(65)%
Total gross margin	60%	59%
Gross profit	$21,380	$21,536	(1)%	$(156)
Cost of subscription revenue for the three months ended March 31, 2019 decreased by $1.0 million, or 11%, primarily due to a decrease of $0.4 million in data fees and a decrease of $0.4 million in employee-related expenses.

Cost of professional services revenue for the three months ended March 31, 2019 increased by $0.2 million or 3%. The increase is primarily due to a $0.3 million increase in employee-related expenses, arising primarily from headcount growth to support our new customer launches.

Gross margin for the three months ended March 31, 2019 remained relatively flat.

Sales and Marketing

	Three Months Ended March 31,
	2019	2018	% Change	$ Change
	(In thousands, except percentages)
Sales and marketing	$9,215	$13,912	(34)%	$(4,697)

Sales and marketing expense for the three months ended March 31, 2019 decreased by $4.7 million, or 34%, primarily due to decreases of $3.0 million in employee-related expenses primarily due to the reduction in force in the third quarter of 2018, $0.4 million in third-party referral fees, $0.3 million in travel-related expenses and $0.3 million in marketing programs.

Research and Development

	Three Months Ended March 31,
	2019	2018	% Change	$ Change
	(In thousands, except percentages)
Research and development	$15,725	$15,371	2%	$354

Research and development expense for the three months ended March 31, 2019 increased by $0.4 million, or 2%. The overall increase was primarily due to an increase in employee-related expenses of $0.6 million.

General and Administrative

	Three Months Ended March 31,
	2019	2018	% Change	$ Change
	(In thousands, except percentages)
General and administrative	$7,293	$6,825	7%	$468

General and administrative expense for the three months ended March 31, 2019 increased by $0.5 million, or 7%. The overall increase was primarily due to an increase in employee-related expenses of $0.3 million.
Liquidity and Capital Resources

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(12,131)	$(18,972)
Net cash provided by investing activities	11,249	5,337
Net cash provided by financing activities	1,215	490
Net increase (decrease) in cash, cash equivalents and restricted cash	$333	$(13,145)
As of March 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $66.3 million, which were held for working capital purposes. Our securities are comprised of U.S. agency obligations, U.S. treasury securities and money market funds.
Since our inception, we have financed our operations primarily through sales of equity securities and, to a lesser extent, payments from our customers. We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, the timing and extent of spending to support development efforts, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may in the future enter into these types of arrangements.
On April 3, 2017, Castlight, Jiff and Silicon Valley Bank agreed to refinance the existing term loan facility owed by Jiff to the Silicon Valley Bank. The loan agreement provides for an approximately $5.6 million term loan and up to a $25 million revolving credit facility. The revolving credit facility expired on April 3, 2019, its termination date. Refer to Note 9-Debt to the condensed consolidated financial statements for further information on our debt.
We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
Cash used in operating activities for the three months ended March 31, 2019 and 2018 was $12.1 million and $19.0 million, respectively. The decrease in cash used in operations resulted primarily from lower average year-to-date headcount. Cash used in operations reflected our net loss of $10.5 million for the three months ended March 31, 2019, adjusted by $9.9 million in non-cash expenses, including stock-based compensation of $4.0 million, amortization of deferred costs of $3.5 million, depreciation and amortization of $1.3 million and non-cash operating lease expense of $1.3 million. Uses of cash included an increase in accounts receivable of $7.9 million, primarily as a result of the timing of billings and collections. Other uses of cash included a decrease in accounts payable and other accruals of $2.2 million primarily due to timing of volume of payments to our ecosystem partners, a decrease in accrued compensation of $1.0 million primarily due to payout of 2018 bonuses, an increase in deferred costs of $1.9 million, a decrease in operating lease liabilities of $1.4 million and an increase in other assets of $0.8 million. These uses of cash were partially offset by an increase in deferred revenue of $3.5 million, primarily as a result of higher billings than revenue recognized.

Investing Activities
Cash provided by investing activities for the three months ended March 31, 2019 and 2018 was $11.2 million and $5.3 million, respectively. Net cash provided by investing activities was primarily attributable to $11.5 million of maturities of marketable securities, partially offset by purchases of $0.2 million of property and equipment.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2019 and 2018 was $1.2 million and $0.5 million, respectively. Net cash provided by financing activities during the three months ended March 31, 2019 was due to proceeds from the exercise of employee stock options of $1.7 million, partially offset by the payments on long-term debt of $0.5 million.
Contractual Obligations and Commitments
Our principal commitments primarily consist of obligations under leases for office space and a term loan facility with Silicon Valley Bank and co-location facilities for data center capacity. Our existing lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised these options. See Note 9 –Debt and Note 10–Leases to the condensed consolidated financial statements for a discussion of our term loan and lease commitments, respectively. There were no other material changes in the Company’s contractual obligations from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018 other than those discussed in Note 11–Contingencies to the condensed consolidated financial statements.

Other than the term loan and lease commitments discussed in Note 9 –Debt and Note 10–Leases, respectively, to the condensed consolidated financial statements, we do not have commitments under lines of credit, or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of March 31, 2019.
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
Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies during the three months ended March 31, 2019, as described in our Annual Report on Form 10-K for the year ended December 31, 2018. Effective January 1, 2019, we adopted ASU 2016-02, Leases (“ASC 842”). As a result of this adoption, we were required to make certain estimates and assumptions. See Note 2 - Accounting Standards and Significant Accounting Policies under the captions “Use of Estimates,” “Summary of Significant Accounting Policies,” and “Recently Adopted Accounting Pronouncements” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents totaling $66.3 million as of March 31, 2019 and cash, cash equivalents and marketable securities totaling $77.3 million as of December 31, 2018. These are invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash and cash equivalents are held for working capital and other general corporate purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

Our cash equivalents are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.
An immediate increase or decrease of 100-basis points in interest rates would result in an immaterial change in the market value of our investments as of March 31, 2019. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

We also have interest rate exposure as a result of our loan agreement, which provides a term loan and revolving credit facility, as described in Note 9–Debt to the condensed consolidated financial statements. We currently do not hedge this risk. As of March 31, 2019, we had $4.6 million of borrowings outstanding under the term loan and no borrowings outstanding under the revolving credit facility. The revolving credit facility expired on April 3, 2019, its termination date. Borrowings outstanding under the term loan are subject to variable interest rates based on the prime rate as published in the money rates section of The Wall Street Journal. Changes in the prime rate will affect the interest on borrowings under the loan agreement. However, a 50-basis point increase in the interest rate on the term loan would not materially increase interest expense during 2019.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2019, we implemented changes to our lease related policies and processes to support the adoption of ASU 2016-02, Leases (“ASC 842”). We have also updated internal controls over financial reporting to ensure compliance with the new accounting and disclosure rules.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 11 - Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, which is incorporated herein by reference.

From time to time, we may become subject to other legal proceedings, claims or litigation arising in the ordinary course of business. We are not presently a party to any other legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.
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

We have experienced significant growth since our inception, both organic and through acquisitions, which puts strain on our business, operations and employees. Future revenues may not grow at the same rates they have historically or may even stagnate or decline. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the reductions in workforce we implemented in 2016 and 2018, or disposing of, or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. We must also attract, train and retain a significant number of qualified personnel in key areas such as research and development, sales and marketing, customer support, professional services, and management, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters is located in the San Francisco Bay Area.
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
We have incurred significant GAAP net losses in each year since our incorporation in 2008 and expect to continue to incur GAAP net losses for at least fiscal year 2019. We experienced GAAP net losses of $10.5 million, $39.7 million, $51.9 million and $58.7 million during the three months ended March 31, 2019, and the years ended 2018, 2017, and 2016, respectively. As of March 31, 2019, we had an accumulated deficit of $425.6 million. The GAAP losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We announced a restructuring program in July 2018 to reduce our workforce and better align our operations with evolving business needs, under which we reduced our expected expenses by approximately 12%. However, our estimates and forecasts relating to the success of our cost-savings measures may prove to be inaccurate. We anticipate that cost of revenue and operating expenses will increase in the foreseeable future as we seek to continue to grow our business, enhance our offerings and acquire additional customers. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased GAAP losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior GAAP losses, combined with our expected future GAAP losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur GAAP operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, or at all.
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

Following the acquisition of Jiff, Inc., as a combined company we have been and will continue to be required to devote significant management attention and resources to the adoption and migration to our integrated platform. As a combined company, we may fail to realize some or all of the anticipated benefits of the acquisition if the integration process is not successful or is more costly than expected. As a combined company we may encounter difficulties in the integration process that include the following:

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
Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the three months ended March 31, 2019, our top 10 customers by revenue accounted for approximately 28% of our total revenue. In calculating our top 10 customers by revenue, we include only direct customers, not channel partners. In addition, one of our channel partners accounted for approximately 24% of total revenue for the three months ended March 31, 2019. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. For example, during the third quarter of 2018, one of our largest customers adopted a new benefits strategy and did not renew its agreement with us, and that agreement expired on December 31, 2018. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the three months ended March 31, 2019 and March 31, 2018, our net cash used in operating activities was $12.1 million and $19.0 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation and integration of the Jiff and Castlight functionalities, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, it may be difficult to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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
Until December 31, 2019, we will continue to be an emerging growth company, as defined under the JOBS Act. For as long as we are an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class B common stock less attractive because we rely on these exemptions. If some investors find our Class B common stock less attractive as a result, there may be a less active trading market for our Class B common stock and our stock price may be more volatile.

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

Because of our dual class common stock structure, the holders of our Class A common stock, who in large part consist of our founders, early investors, directors, executives, employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they own less than 50% of the outstanding shares of our Class A and Class B common stock, combined. As of March 31, 2019, holders of our Class A common stock owned approximately 25% of the outstanding shares of our Class A and Class B common stock, combined, however, holders of our Class A common stock, including our executive officers and directors and their affiliates, have approximately 77% of the voting power of our outstanding capital stock with respect to the matters specified above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
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

•
Amendment of the anti-takeover provisions of our restated certificate of incorporation require super majority approval by holders of at least two-thirds of our outstanding Class A and Class B    common stock, combined. and

In certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of March 31, 2019, holders of our Class A common stock owned approximately 25% and holders of our Class B common stock owned approximately 75% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 77% and holders of our Class B common stock have approximately 23% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 25% and holders of our Class B common stock have approximately 75% of the total votes.

Item 6. Exhibits
(a) Exhibits.

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

CASTLIGHT HEALTH, INC.
Date:	May 3, 2019	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
Chief Financial Officer (Principal Financial Officer)