Form 10-Q
period 2019-06-30
CASTLIGHT HEALTH, INC.
filed 2019-07-31
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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

As of July 25, 2019, there were 35,043,253 shares of the Registrant’s Class A common stock outstanding and 110,207,745 shares of the Registrant’s Class B common stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	As of
	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$50,052	$66,005
Marketable securities	13,874	11,327
Accounts receivable and other, net	32,611	26,816
Prepaid expenses and other current assets	5,450	3,680
Total current assets	101,987	107,828
Property and equipment, net	3,556	3,963
Restricted cash, non-current	1,325	1,325
Deferred commissions	17,956	20,142
Deferred professional service costs	9,093	10,133
Intangible assets, net	14,457	16,209
Goodwill	91,785	91,785
Operating lease right-of-use assets, net	14,691	—
Other assets	2,223	2,129
Total assets	$257,073	$253,514
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,355	$9,556
Accrued expenses and other current liabilities	11,170	15,454
Accrued compensation	5,169	5,975
Deferred revenue	20,698	20,193
Operating lease liabilities	5,911	—
Total current liabilities	54,303	51,178
Deferred revenue, non-current	837	1,030
Debt, non-current	2,324	3,254
Operating lease liabilities, non-current	12,032	—
Other liabilities, non-current	1,067	3,381
Total liabilities	70,563	58,843
Commitments and contingencies
Stockholders’ equity:
Class A and Class B common stock	14	14
Additional paid-in capital	620,449	609,697
Accumulated other comprehensive income	7	—
Accumulated deficit	(433,960)	(415,040)
Total stockholders’ equity	186,510	194,671
Total liabilities and stockholders’ equity	$257,073	$253,514
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Subscription	$33,964	$34,802	$67,770	$67,791
Professional services and other	1,946	2,982	3,630	6,472
Total revenue, net	35,910	37,784	71,400	74,263
Cost of revenue:
Cost of subscription (1)	8,234	9,140	16,400	18,314
Cost of professional services and other (1)	5,929	6,590	11,873	12,359
Total cost of revenue	14,163	15,730	28,273	30,673
Gross profit	21,747	22,054	43,127	43,590
Operating expenses:
Sales and marketing (1)	8,889	13,306	18,104	27,218
Research and development (1)	14,487	16,425	30,212	31,796
General and administrative (1)	7,010	6,382	14,303	13,207
Total operating expenses	30,386	36,113	62,619	72,221
Operating loss	(8,639)	(14,059)	(19,492)	(28,631)
Other income, net	258	101	572	229
Net loss	$(8,381)	$(13,958)	$(18,920)	$(28,402)
Net loss per share, basic and diluted	$(0.06)	$(0.10)	$(0.13)	$(0.21)
Weighted-average shares used to compute basic and diluted net loss per share	144,572	136,682	143,790	135,843

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue:
Cost of subscription	$196	$231	$415	$473
Cost of professional services and other	236	315	501	616
Sales and marketing	662	1,318	1,289	2,456
Research and development	1,733	1,908	3,437	3,562
General and administrative	2,030	1,375	3,192	2,632

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	(8,381)	$(13,958)	(18,920)	$(28,402)
Other comprehensive income:
Net change in unrealized gain on available-for-sale marketable securities	7	11	7	13
Other comprehensive income	7	11	7	13
Comprehensive loss	$(8,374)	$(13,947)	$(18,913)	$(28,389)

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2019	143,955,787	$14	$615,394	$—	$(425,579)	$189,829
Vesting of restricted stock units	1,123,186	—	—	—	—	—
Exercise of stock options, net	119,914	—	165	—	—	165
Stock-based compensation	—	—	4,890	—	—	4,890
Comprehensive loss	—	—	—	7	(8,381)	(8,374)
Balances as of June 30, 2019	145,198,887	$14	$620,449	$7	$(433,960)	$186,510

Balances as of March 31, 2018	135,595,828	$13	$592,023	$(20)	$(389,778)	$202,238
Vesting of restricted stock units	915,115	—	—	—	—	—
Exercise of stock options, net	1,218,067	1	1,752	—	—	1,753
Stock-based compensation	—	—	5,188	—	—	5,188
Comprehensive loss	—	—	—	11	(13,958)	(13,947)
Balances as of June 30, 2018	137,729,010	$14	$598,963	$(9)	$(403,736)	$195,232

Balances as of December 31, 2018	141,927,205	$14	$609,697	$—	$(415,040)	$194,671
Vesting of restricted stock units	2,090,898	—	—	—	—	—
Exercise of stock options, net	1,180,784	—	1,845	—	—	1,845
Stock-based compensation	—	—	8,907	—	—	8,907
Comprehensive loss	—	—	—	7	(18,920)	(18,913)
Balances as of June 30, 2019	145,198,887	$14	$620,449	$7	$(433,960)	$186,510

Balances as of December 31, 2017	134,539,275	$13	$586,900	$(22)	$(375,334)	$211,557
Vesting of restricted stock units	1,662,426	—	—	—	—	—
Exercise of stock options, net	1,527,309	1	2,242	—	—	2,243
Stock-based compensation	—	—	9,821	—	—	9,821
Comprehensive loss	—	—	—	13	(28,402)	(28,389)
Balances as of June 30, 2018	137,729,010	$14	$598,963	$(9)	$(403,736)	$195,232

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(18,920)	$(28,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,687	3,573
Stock-based compensation	8,834	9,739
Amortization and impairment of deferred commissions	4,856	5,800
Amortization and impairment of deferred professional service costs	2,014	2,097
Non-cash operating lease expense	2,580	—
Lease exit and related charges	—	1,817
Accretion and amortization of marketable securities	(213)	(266)
Changes in operating assets and liabilities:
Accounts receivable and other, net	(5,795)	(6,252)
Deferred commissions	(2,670)	(2,979)
Deferred professional service costs	(901)	(1,389)
Prepaid expenses and other assets	(1,864)	(1,896)
Accounts payable	1,864	511
Operating lease liabilities	(2,795)	—
Accrued expenses and other liabilities	(3,131)	3,182
Deferred revenue	312	(1,210)
Accrued compensation	(806)	(4,411)
Net cash used in operating activities	(13,948)	(20,086)
Investing activities:
Purchase of property and equipment	(593)	(1,304)
Purchase of marketable securities	(13,780)	(23,979)
Maturities of marketable securities	11,453	26,450
Net cash (used in) provided by investing activities	(2,920)	1,167
Financing activities:
Proceeds from exercise of stock options	1,845	2,242
Principal payments on long-term debt	(930)	—
Net cash provided by financing activities	915	2,242

Net decrease in cash, cash equivalents and restricted cash	(15,953)	(16,677)
Cash, cash equivalents and restricted cash at beginning of period	67,330	62,644
Cash, cash equivalents and restricted cash at end of period	$51,377	$45,967

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$50,052	$44,642
Restricted cash	1,325	1,325
Total cash, cash equivalents and restricted cash	$51,377	$45,967

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Description of Business
Castlight Health, Inc. (“Castlight” or “the Company”) offers a comprehensive software-as-a-service platform that simplifies health benefits navigation for millions of employees. The Castlight platform matches employees to the best resources their employers make available to them, whether they are healthy, actively seeking medical care, or managing a condition, and motivates them to take the best steps for their health. Castlight helps employers generate more value from their benefits investments by helping to improve outcomes, lower health care costs, and increase benefits satisfaction. In July 2019, the Company announced plans to market its technology beyond its current employer market to health plans and other potential buyers who interact with healthcare users at the point of their care. The Company was incorporated in the State of Delaware in January 2008. The Company's principal executive offices are located in San Francisco, California.

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

Concentrations of Risk and Significant Customers

No single direct customer accounted for more than 10% of total revenue during the three and six months ended June 30, 2019 or more than 10% of accounts receivable as of June 30, 2019. Castlight had one channel partner that represented approximately 26% and 25% of total revenue during the three and six months ended June 30, 2019, respectively, and approximately 37% of accounts receivable as of June 30, 2019.

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

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined that the ASUs issued by the FASB during the six months ended June 30, 2019 are either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial results.

Note 3. Revenue, Deferred Revenue, Contract Balances and Performance Obligations

The Company sells to customers based in the United States through direct sales and indirect channels. Indirect channel revenue represented approximately 27% and 10% of the Company’s total revenue for the three months ended June 30, 2019 and 2018, respectively. Indirect channel revenue represented approximately 27% and 10% of the Company’s total revenue for the six months ended June 30, 2019 and 2018, respectively.

Deferred revenue as of June 30, 2019 and December 31, 2018 was $21.5 million and $21.2 million, respectively. Contract assets as of June 30, 2019 and December 31, 2018 were $1.2 million and $1.0 million, respectively.

$11.3 million and $16.5 million of revenue was recognized during the three months ended June 30, 2019 and 2018, respectively, that was included in the Company’s deferred revenue balances at the beginning of the respective periods. $16.0 million and $22.6 million of revenue was recognized during the six months ended June 30, 2019 and 2018, respectively, that was included in the Company’s deferred revenue balances at the beginning of the respective periods.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company recorded favorable cumulative catch-up adjustments to revenue of $0.5 million during the three months ended June 30, 2019 and unfavorable cumulative catch-up adjustments to revenue of $0.8 million during the three months ended June 30, 2018, arising from changes in estimates of transaction price. The Company recorded favorable cumulative catch-up adjustments to revenue of $1.9 million during the six months ended June 30, 2019 and unfavorable cumulative catch-up adjustments to revenue of $0.6 million during the six months ended June 30, 2018, arising from changes in estimates of transaction price.

The aggregate balance of remaining performance obligations from non-cancelable contracts with customers as of June 30, 2019 was $127.3 million. The Company expects to recognize approximately 70% of this balance over the next 12 months, with the remaining balance recognized thereafter. Remaining performance obligations are defined as deferred revenue and amounts yet to be billed for the non-cancelable portion of contracts.
Note 4. Deferred Costs

Changes in the balance of total deferred commissions and total deferred professional service costs during the six months ended June 30, 2019 are as follows (in thousands):

	As of December 31, 2018		Expense recognized	As of June 30, 2019
		Additions
Deferred commissions	$20,142	$2,670	$(4,856)	$17,956
Deferred professional service costs	10,133	974	(2,014)	9,093
Total deferred commissions and professional service costs	$30,275	$3,644	$(6,870)	$27,049

    These costs are reviewed for impairment periodically, and impairment charges recorded for the three and six months ended June 30, 2019 and 2018 were not material.

Note 5. Goodwill and Intangible Assets

Goodwill

Currently, all of the Company’s goodwill relates to the acquisition of Jiff. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. There were no changes to goodwill for the three and six months ended June 30, 2019.

Intangible assets, net

The following tables set forth the fair value components of identifiable acquired intangible assets (dollars in thousands):

	June 30, 2019
	Useful Life			Gross	Accumulated Amortization	Net
Customer relationships	10			$10,900	$(2,452)	$8,448
Developed technology	5			10,600	(4,770)	5,830
Backlog	3			1,500	(1,371)	129
Other acquired intangible assets	1	-	3	900	(850)	50
Total identifiable intangible assets				$23,900	$(9,443)	$14,457

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

Amortization expense from acquired intangible assets for the three months ended June 30, 2019 and 2018 was $0.9 million and $1.0 million, respectively. Amortization expense from acquired intangible assets for the six months ended June 30, 2019 and 2018 was $1.8 million and $2.1 million, respectively. Amortization expense is included in cost of subscription, sales and marketing, and general and administrative expenses.

Amortization expense for acquired intangible assets for the following five years and thereafter is as follows (in thousands):

Remainder of 2019	$1,753
2020	3,242
2021	3,210
2022	1,620
2023	1,090
Thereafter	3,542
Total amortization expense	$14,457

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

As of June 30, 2019 and December 31, 2018, respectively, marketable securities consisted of the following (in thousands):

	As of June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$3,999	$4	$—	$4,003
U.S. agency obligations	14,808	3	—	14,811
Money market mutual funds	2,778	—	—	2,778
	21,585	7	—	21,592
Included in cash and cash equivalents	7,718	—	—	7,718
Included in marketable securities	$13,867	$7	$—	$13,874

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
There have been no changes in valuation techniques in the periods presented. There were no significant transfers between fair value measurement levels as of June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, there were no securities within Level 3 of the fair value hierarchy.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2019
	Level 1	Level 2	Total
Cash equivalents:
U.S. agency obligations	$—	$4,940	$4,940
Money market mutual funds	2,778	—	2,778
Marketable securities:
U.S. treasury securities	—	4,003	4,003
U.S. agency obligations	—	9,871	9,871
	$2,778	$18,814	$21,592

	As of December 31, 2018
	Level 1	Level 2	Total
Cash equivalents:
U.S. agency obligations	$—	$14,811	$14,811
Money market mutual funds	7,115	—	7,115
Marketable securities:
U.S. treasury securities	—	7,980	7,980
U.S. agency obligations	—	3,347	3,347
	$7,115	$26,138	$33,253
Gross unrealized gains and losses for cash equivalents and marketable securities as of June 30, 2019 and December 31, 2018 were not material. The Company does not believe the unrealized losses represent other-than-temporary impairments based on the Company’s evaluation of available evidence as of June 30, 2019 and December 31, 2018.
There were no realized gains or losses during the three and six months ended June 30, 2019. All of the Company’s securities as of June 30, 2019 and December 31, 2018 mature within one year.
Note 8. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
Leasehold improvements	$3,102	$3,102
Computer equipment	7,185	6,860
Software	1,093	1,097
Internal-use software	2,925	2,925
Furniture and equipment	1,078	1,018
Total	15,383	15,002
Accumulated depreciation	(11,827)	(11,039)
Property and equipment, net	$3,556	$3,963
Depreciation and amortization expense for the three months ended June 30, 2019 and 2018 was $0.5 million and $0.8 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2019 and 2018 was $0.9 million and $1.5 million, respectively. Depreciation and amortization are recorded on a straight-line basis.

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

The future maturities of the Term Loan by year as of June 30, 2019 are as follows (in thousands):

Remainder of 2019	$929
2020	1,859
2021(1)	1,395
Total future maturities of debt	$4,183
Less current maturities(2)	(1,859)
Debt, non-current	$2,324
(1) Excludes the $0.5 million required to be paid as final payment on the earlier of maturity, termination or prepayment of the Term Loan.
(2) Classified within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of June 30, 2019.

Revolving Line of Credit

The Loan Agreement also provided for an up to $25 million revolving credit facility, which expired on April 3, 2019, its termination date.

In relation to the Loan Agreement, the Company is subject to certain financial and reporting covenants. As of June 30, 2019, none of the financial covenants, which require the Company to maintain a certain minimum liquidity ratio, are applicable. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of June 30, 2019.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Leases

The Company’s principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity. The leases expire at various dates through 2025 and, in some cases, include renewal options. The exercise of the option is at the sole discretion of the Company. The Company subleases certain office facilities to third parties. These leases are classified as operating leases. The Company does not have finance leases. Information about these operating leases is disclosed in the following table (dollars in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost:
Operating lease cost	$1,639	$3,288
Variable lease cost (1)	229	380
Short-term lease cost	7	7
Sublease income	(577)	(1,193)
Total lease cost	$1,298	$2,482

Other information:
Operating cash flows used in the measurement of operating lease liabilities		$3,503
Weighted-average remaining lease term - operating leases (in years)		3.3
Weighted-average discount rate - operating leases		7.46%
(1) Includes variable payments such as common area maintenance, property taxes and insurance.

Maturities of Lease Liabilities

As of June 30, 2019, the future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

Remainder of 2019	$3,582
2020	6,524
2021	5,355
2022	3,050
2023	677
2024 and later	1,111
Total lease payments	20,299
Less: Interest	(2,356)
Present value of lease liabilities	$17,943
Less: current portion	(5,911)
Operating lease liabilities, non-current	$12,032

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

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12. Stock Compensation
Restricted Stock Units (“RSUs”)

A summary of unvested restricted stock unit activity for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2018	9,528,602	$3.54
Granted	4,602,787	$3.61
Vested	(2,090,898)	$3.82
Forfeited and canceled (1)	(1,113,569)	$3.48
Balance as of June 30, 2019	10,926,922	$3.49
(1) Includes performance stock units that were granted in the prior year, which were canceled because performance targets were not achieved.
As of June 30, 2019, there was a total of $35.0 million in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

The Company granted 519,000 market-based RSUs during the three and six months ended June 30, 2019. No market-based RSUs were granted in prior periods. The market-based RSUs vest based on the Company achieving certain stock price thresholds, subject to the employee’s continued employment with the Company through the date of achievement. The fair value is based on values calculated under the Monte Carlo simulation model on the grant date, which will be recognized over the derived service period. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. For the three and six months ended June 30, 2019, the Company recognized $0.4 million of stock compensation expense in connection with this award.
Stock Options
A summary of stock option activity for the six months ended June 30, 2019 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2018	6,265,223	$2.65	$3,499
Granted	200,000	$3.22
Exercised	(1,180,784)	$1.56
Forfeited and canceled	(54,406)	$2.55
Balance as of June 30, 2019	5,230,033	$2.92	$6,182
The total grant-date fair value of stock options granted during the six months ended June 30, 2019 and 2018 was $0.4 million and $0.3 million, respectively.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Six Months Ended June 30, 2019
	2019	2018
Volatility	57%	57%
Expected life (in years)	6.06	6.06
Risk-free interest rate	2.57%	2.72%	-	2.74%
Dividend yield	—%	—%
As of June 30, 2019, the Company had $1.0 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
Note 13. Stockholders’ Equity
Common Stock
As of June 30, 2019, the Company had 35,043,253 shares of Class A common stock and 110,155,634 shares of Class B common stock outstanding.
Note 14. Income Taxes

The effective tax rate for each of the three and six months ended June 30, 2019 and 2018 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. At June 30, 2019, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.
Note 15. Net Loss per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including outstanding stock options and warrants, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(2,026)	$(6,355)	$(5,315)	$(8,643)	$(4,767)	$(14,153)	$(10,956)	$(17,446)
Weighted-average shares used to compute basic and diluted net loss per share	35,276	109,296	52,043	84,639	36,227	107,563	52,401	83,442
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.10)	$(0.10)	$(0.13)	$(0.13)	$(0.21)	$(0.21)

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options and restricted stock units	16,157	19,092	16,157	19,092
Warrants	115	115	115	115
Total	16,272	19,207	16,272	19,207

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

In July 2019, the Company announced plans to market its technology beyond its current employer market to health plans and other potential buyers who interact with healthcare users at the point of their care.

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
Key Factors Affecting Our Performance

Sales of New and Additional Products. Our revenue growth rate and long-term profitability are affected by our ability to sell new and additional products to new and existing customers, directly and through our channel partners. Additionally, we believe that there is a significant opportunity to sell subscriptions to add-on products as our customers become more familiar with our offering and seek to address additional needs and to market our technology to health plans and other potential buyers who interact with healthcare users at the point of their care.

Renewals of Customer Contracts. We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships.

Channel Partnerships. We have relationships with channel partners including Anthem, which complement our direct sales capabilities. These relationships allow deeper penetration into our market and enable us to promote our health benefits platform and products to create customer cross-sell opportunities and to market our technology directly to these channel partners.

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

Signed Annual Recurring Revenue

	As of June 30,
	2019	2018
	(in millions)
Signed Annual Recurring Revenue	$141.7	$166.4

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

Our ARR as of June 30, 2019 was $141.7 million, compared with $166.4 million as of June 30, 2018, representing a decrease of approximately 15%, primarily attributable to churn, partially offset by new customers and renewals.

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
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Subscription	95%	92%	95%	91%
Professional services and other	5%	8%	5%	9%
Total revenue, net	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	23%	24%	23%	24%
Cost of professional services and other	16%	18%	17%	17%
Total cost of revenue	39%	42%	40%	41%
Gross margin percentage	61%	58%	60%	59%
Operating expenses:
Sales and marketing	25%	35%	25%	37%
Research and development	40%	43%	42%	43%
General and administrative	20%	17%	20%	18%
Total operating expenses	85%	95%	87%	98%
Operating loss	(24)%	(37)%	(27)%	(39)%
Other income, net	1%	—%	1%	1%
Net loss	(23)%	(37)%	(26)%	(38)%
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	% Change	$ Change	2019	2018	% Change	$ Change
	(In thousands, except percentages)
Revenue:
Subscription	$33,964	$34,802	(2)%	$(838)	$67,770	$67,791	—%	$(21)
Professional services and other	1,946	2,982	(35)%	(1,036)	3,630	6,472	(44)%	(2,842)
Total revenue, net	$35,910	$37,784	(5)%	$(1,874)	$71,400	$74,263	(4)%	$(2,863)

Subscription revenue for the three months ended June 30, 2019 decreased by $0.8 million, or 2%, primarily due to customer terminations in 2018 and 2019, partially offset by customer launches in 2018 and 2019. Professional services and other revenue decreased primarily due to revenue from non-recurring professional services in the three months ended June 30, 2018.

Subscription revenue for the six months ended June 30, 2019 remained flat, primarily due to customer terminations in 2018 and 2019, offset by customer launches in 2018 and 2019. Professional services and other revenue decreased primarily due to revenue from non-recurring professional services in the six months ended June 30, 2018.

Costs and Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	% Change	$ Change	2019	2018	% Change	$ Change
	(In thousands, except percentages)
Cost of revenue:
Subscription	$8,234	$9,140	(10)%	$(906)	16,400	$18,314	(10)%	$(1,914)
Professional services and other	5,929	6,590	(10)%	(661)	11,873	12,359	(4)%	(486)
Total cost of revenue	$14,163	$15,730	(10)%	$(1,567)	$28,273	$30,673	(8)%	$(2,400)
Gross margin (loss) percentage:
Subscription	76%	74%			76%	73%
Professional services and other	(205)%	(121)%			(227)%	(91)%
Total gross margin	61%	58%			60%	59%
Gross profit	$21,747	$22,054	(1)%	$(307)	$43,127	$43,590	(1)%	$(463)
Cost of subscription revenue for the three months ended June 30, 2019 decreased by $0.9 million, or 10%, primarily due to a decrease of $0.6 million in employee-related expenses and a decrease of $0.3 million in hosting costs.
Cost of subscription revenue for the six months ended June 30, 2019 decreased by $1.9 million, or 10%, primarily due to a decrease of $1.0 million in employee-related expenses, a decrease of $0.4 million in data fees and a decrease of $0.4 million in amortization of internal-use software.

Cost of professional services revenue for the three months ended June 30, 2019 decreased by $0.7 million or 10%. The decrease is primarily due to a $0.6 million decrease in employee-related expenses.

Cost of professional services revenue for the six months ended June 30, 2019 decreased by $0.5 million or 4%. The decrease is primarily due to a $0.5 million decrease in third-party contractor and professional service fees.

Gross margin for the three months ended June 30, 2019 increased primarily due to revenue decline of 5% compared to a 10% decline in the associated costs. Gross margin for the six months ended June 30, 2019 remained relatively flat.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	% Change	$ Change	2019	2018	% Change	$ Change
	(In thousands, except percentages)
Sales and marketing	$8,889	$13,306	(33)%	$(4,417)	$18,104	$27,218	(33)%	$(9,114)

Sales and marketing expense for the three months ended June 30, 2019 decreased by $4.4 million, or 33%, due to decreases of $3.4 million in employee-related expenses primarily from the reduction in force in the third quarter of 2018, $0.3 million in travel-related expenses, $0.3 million in allocated overhead and $0.3 million in marketing programs.

Sales and marketing expense for the six months ended June 30, 2019 decreased by $9.1 million, or 33%, due to decreases of $6.3 million in employee-related expenses primarily from the reduction in force in the third quarter of 2018, $0.6 million in third-party referral fees, $0.6 million in marketing programs, $0.5 million in travel-related expenses, $0.4 million in allocated overhead and $0.3 million in third-party contractor and professional service fees.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	% Change	$ Change	2019	2018	% Change	$ Change
	(In thousands, except percentages)
Research and development	$14,487	$16,425	(12)%	$(1,938)	$30,212	$31,796	(5)%	$(1,584)

Research and development expense for the three months ended June 30, 2019 decreased by $1.9 million, or 12%. The overall decrease was primarily due to a decrease in employee-related expenses of $0.7 million, $0.6 million in third-party contractor and professional service fees and $0.8 million in lease exit and related charges recorded in the second quarter of 2018.

Research and development expense for the six months ended June 30, 2019 decreased by $1.6 million, or 5%. The overall decrease was primarily due to $1.8 million in lease exit and related charges recorded in the first and second quarter of 2018, a decrease in third-party contractor and professional service fees of $0.6 million, partially offset by an increase in allocated overhead of $0.4 million and an increase in facilities cost of $0.3 million.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	% Change	$ Change	2019	2018	% Change	$ Change
	(In thousands, except percentages)
General and administrative	$7,010	$6,382	10%	$628	$14,303	$13,207	8%	$1,096

General and administrative expense for the three months ended June 30, 2019 increased by $0.6 million, or 10%. The overall increase was primarily due to an increase in third-party contractor and professional service fees of $0.3 million.

General and administrative expense for the six months ended June 30, 2019 increased by $1.1 million, or 8%. The overall increase was primarily due to an increase in taxes and fees of $0.5 million, an increase in employee-related expenses of $0.3 million and an increase of other corporate expenses of $0.3 million.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(13,948)	$(20,086)
Net cash (used in) provided by investing activities	(2,920)	1,167
Net cash provided by financing activities	915	2,242
Net decrease in cash, cash equivalents and restricted cash	$(15,953)	$(16,677)
As of June 30, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $63.9 million, which were held for working capital purposes. Our securities are comprised of U.S. agency obligations, U.S. treasury securities and money market funds.
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
During the second quarter of 2019, the Company entered into an agreement with a financial institution to process vendor payments using a credit card program, which carries a $20.0 million limit. The Company pays the financial institution monthly based on the terms of the credit card program.
We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Operating Activities
Cash used in operating activities for the six months ended June 30, 2019 and 2018 was $13.9 million and $20.1 million, respectively. The decrease in cash used in operations resulted primarily from lower average year-to-date headcount. Cash used in operations reflected our net loss of $18.9 million for the six months ended June 30, 2019, adjusted by $20.8 million in non-cash expenses, including stock-based compensation of $8.8 million, amortization of deferred costs of $6.9 million, depreciation and amortization of $2.7 million and non-cash operating lease expense of $2.6 million. Uses of cash included an increase in accounts receivable of $5.8 million, primarily as a result of the timing of billings and collections. Other uses of cash included additions of deferred costs of $3.6 million, payments of operating lease liabilities of $2.8 million, an increase in other assets of $1.9 million, a decrease in accrued expenses and other liabilities of $3.1 million and a decrease in accrued compensation of $0.8 million primarily due to payout of 2018 bonuses. These uses of cash were partially offset by an increase in accounts payable of $1.9 million, primarily due to the credit card program discussed above, and an increase in deferred revenue of $0.3 million.
Investing Activities
Cash used in investing activities was $2.9 million for the six months ended June 30, 2019 and cash provided by investing activities was $1.2 million for the six months ended June 30, 2018. Net cash used by investing activities during the six months ended June 30, 2019 was primarily attributable to $2.3 million of purchases net of maturities of marketable securities and $0.6 million of purchases of property and equipment.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2019 and 2018 was $0.9 million and $2.2 million, respectively. Net cash provided by financing activities during the six months ended June 30, 2019 was due to proceeds from the exercise of employee stock options of $1.8 million, partially offset by the payments on long-term debt of $0.9 million.
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

Other than the term loan and lease commitments discussed in Note 9 –Debt and Note 10–Leases, respectively, to the condensed consolidated financial statements, we do not have commitments under lines of credit, or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of June 30, 2019.

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
Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies during the six months ended June 30, 2019, as described in our Annual Report on Form 10-K for the year ended December 31, 2018. Effective January 1, 2019, we adopted ASU 2016-02, Leases (“ASC 842”). As a result of this adoption, we were required to make certain estimates and assumptions. See Note 2 - Accounting Standards and Significant Accounting Policies under the captions “Use of Estimates,” “Summary of Significant Accounting Policies,” and “Recently Adopted Accounting Pronouncements” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents totaling $63.9 million as of June 30, 2019 and cash, cash equivalents and marketable securities totaling $77.3 million as of December 31, 2018. These are invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash and cash equivalents are held for working capital and other general corporate purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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
An immediate increase or decrease of 100-basis points in interest rates would result in an immaterial change in the market value of our investments as of June 30, 2019. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

We also have interest rate exposure as a result of our loan agreement, which provides a term loan and revolving credit facility, as described in Note 9–Debt to the condensed consolidated financial statements. We currently do not hedge this risk. As of June 30, 2019, we had $4.2 million of borrowings outstanding under the term loan and no borrowings outstanding under the revolving credit facility. The revolving credit facility expired on April 3, 2019, its termination date. Borrowings outstanding under the term loan are subject to variable interest rates based on the prime rate as published in the money rates section of The Wall Street Journal. Changes in the prime rate will affect the interest on borrowings under the loan agreement. However, a 50-basis point increase in the interest rate on the term loan would not materially increase interest expense during 2019.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Certain relationships we will enter or have entered into with channel partners will require substantial investments of our resources to support these initiatives. We plan to invest resources into developing products that are targeted to the channels’ needs. There can be no assurance that the investments we make to develop and support these channel relationships, or the effort required to do so or the products resulting from those efforts, will provide a positive return on our investment in the near term, or at all.  If any of these events materialize, our business and results of operations could be materially adversely affected.
If our new products and services are not adopted by our customers, or if we fail to continue to innovate and develop new products and services that are adopted by customers, then our revenue and operating results will be adversely affected.
Prior to our acquisition of Jiff, we derived a substantial majority of our revenue from sales of our legacy care guidance platform, and our longer-term operating results and continued growth depend in part on our ability to successfully develop and sell new products and services that our new and existing customers want and are willing to purchase. In addition to our legacy core Castlight platform (now marketed as our care guidance solution), we continue to introduce a number of products and cross-sells, such as our latest offering of Castlight Complete, Care Guidance Navigator, Wellbeing Navigator, Elevate and Engage, but it is uncertain whether these products and services will result in significant revenue or comprise a significant portion of our total revenue. In addition, based on our belief that our customers are interested in acquiring wellness-related products, we devoted substantial efforts to our acquisition of Jiff, and expect to continue to devote substantial efforts to the integration and expansion of that portion of the business. We have also invested, and will continue to invest, significant resources in research and development to enhance our existing offering and introduce new high-quality products and services. If existing customers are not willing to make additional payments for such new products, or if new customers do not value such new products, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively communicated and brought to market.
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
Our success depends largely upon the continued services of our key executive officers. We have in the past and may in the future experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, effective July 26, 2019, Maeve O’Meara assumed the role of Chief Executive Officer, following the departure of John C. Doyle. Transitions such as this may have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized.
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
We have incurred significant GAAP net losses in each year since our incorporation in 2008 and expect to continue to incur GAAP net losses for at least fiscal year 2019. We experienced GAAP net losses of $18.9 million, $39.7 million, $51.9 million and $58.7 million during the six months ended June 30, 2019, and the years ended 2018, 2017, and 2016, respectively. As of June 30, 2019, we had an accumulated deficit of $434.0 million. The GAAP losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We announced a restructuring program in July 2018 to reduce our workforce and better align our operations with evolving business needs, under which we reduced our expected expenses by approximately 12%. However, our estimates and forecasts relating to the success of our cost-savings measures may prove to be inaccurate. We anticipate that cost of revenue and operating expenses will increase in the foreseeable future as we seek to continue to grow our business, enhance our offerings and acquire additional customers. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased GAAP losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior GAAP losses, combined with our expected future GAAP losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur GAAP operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, or at all.

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
Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the six months ended June 30, 2019, our top 10 customers by revenue accounted for approximately 28% of our total revenue. In calculating our top 10 customers by revenue, we include only direct customers, not channel partners. In addition, one of our channel partners accounted for approximately 25% of total revenue for the six months ended June 30, 2019. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. For example, during the third quarter of 2018, one of our largest customers adopted a new benefits strategy and did not renew its agreement with us, and that agreement expired on December 31, 2018. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.
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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2019 and June 30, 2018, our net cash used in operating activities was $13.9 million and $20.1 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation and integration of the Jiff and Castlight functionalities, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, it may be difficult to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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

Because of our dual class common stock structure, the holders of our Class A common stock, who in large part consist of our founders, early investors, directors, executives, employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they own less than 50% of the outstanding shares of our Class A and Class B common stock, combined. As of June 30, 2019, holders of our Class A common stock owned approximately 24% of the outstanding shares of our Class A and Class B common stock, combined, however, holders of our Class A common stock, including our executive officers and directors and their affiliates, have approximately 76% of the voting power of our outstanding capital stock with respect to the matters specified above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
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

•
Amendment of the anti-takeover provisions of our restated certificate of incorporation require super majority approval by holders of at least two-thirds of our outstanding Class A and Class B    common stock, combined. and

In certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of June 30, 2019, holders of our Class A common stock owned approximately 24% and holders of our Class B common stock owned approximately 76% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 76% and holders of our Class B common stock have approximately 24% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 24% and holders of our Class B common stock have approximately 76% of the total votes.
Item 6. Exhibits
(a) Exhibits.

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1*	Offer Letter, dated as of July 26, 2019, by and between the Registrant and Maeve O’Meara.					X
10.2*	Offer Letter, dated as of July 26, 2019, by and between the Registrant and Siobhan Nolan Mangini.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1**	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
32.2**	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
_______________________

*	Indicates a management contract, compensatory plan or arrangement.
**
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

CASTLIGHT HEALTH, INC.
Date:	July 31, 2019	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
President and Chief Financial Officer (Principal Financial Officer)