Form 10-Q
period 2019-09-30
CASTLIGHT HEALTH, INC.
filed 2019-10-31
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not applicable

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of October 25, 2019, there were 35,032,053 shares of the Registrant’s Class A common stock outstanding and 111,141,225 shares of the Registrant’s Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	As of
	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$36,040	$66,005
Marketable securities	19,977	11,327
Accounts receivable and other, net	35,442	26,816
Prepaid expenses and other current assets	4,512	3,680
Total current assets	95,971	107,828
Property and equipment, net	3,318	3,963
Restricted cash, non-current	1,325	1,325
Deferred commissions	17,242	20,142
Deferred professional service costs	8,429	10,133
Intangible assets, net	13,253	16,209
Goodwill	91,785	91,785
Operating lease right-of-use assets, net	13,351	—
Other assets	2,119	2,129
Total assets	$246,793	$253,514
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,989	$9,556
Accrued expenses and other current liabilities	11,169	15,454
Accrued compensation	5,547	5,975
Deferred revenue	17,509	20,193
Operating lease liabilities	5,897	—
Total current liabilities	52,111	51,178
Deferred revenue, non-current	824	1,030
Debt, non-current	1,860	3,254
Operating lease liabilities, non-current	10,574	—
Other liabilities, non-current	1,125	3,381
Total liabilities	66,494	58,843
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 35,032,053 shares and 37,576,324 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	4	4
Class B common stock, $0.0001 par value; 800,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 111,133,913 shares and 104,350,881 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	11	10
Additional paid-in capital	623,573	609,697
Accumulated other comprehensive income	7	—
Accumulated deficit	(443,296)	(415,040)
Total stockholders’ equity	180,299	194,671
Total liabilities and stockholders’ equity	$246,793	$253,514
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Subscription	$34,900	$36,702	$102,670	$104,493
Professional services and other	561	3,339	4,191	9,811
Total revenue, net	35,461	40,041	106,861	114,304
Cost of revenue:
Cost of subscription (1)	8,517	8,558	24,917	26,872
Cost of professional services and other (1)	5,984	6,237	17,857	18,596
Total cost of revenue	14,501	14,795	42,774	45,468
Gross profit	20,960	25,246	64,087	68,836
Operating expenses:
Sales and marketing (1)	9,829	11,497	27,933	38,715
Research and development (1)	14,295	15,028	44,507	46,824
General and administrative (1)	6,440	6,193	20,743	19,400
Total operating expenses	30,564	32,718	93,183	104,939
Operating loss	(9,604)	(7,472)	(29,096)	(36,103)
Other income, net	268	207	840	436
Net loss	$(9,336)	$(7,265)	$(28,256)	$(35,667)
Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.20)	$(0.26)
Weighted-average shares used to compute basic and diluted net loss per share	145,701	138,490	144,434	136,735

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue:
Cost of subscription	$180	$322	$595	$795
Cost of professional services and other	236	322	737	938
Sales and marketing	678	699	1,967	3,155
Research and development	1,294	1,798	4,731	5,360
General and administrative	625	1,129	3,817	3,761

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(9,336)	$(7,265)	$(28,256)	$(35,667)
Other comprehensive income:
Net change in unrealized gain on available-for-sale marketable securities	—	3	7	16
Other comprehensive income	—	3	7	16
Comprehensive loss	$(9,336)	$(7,262)	$(28,249)	$(35,651)

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2019	145,198,887	$14	$620,449	$7	$(433,960)	$186,510
Vesting of restricted stock units	913,573	—	—	—	—	—
Exercise of stock options, net	53,506	1	78	—	—	79
Stock-based compensation	—	—	3,046	—	—	3,046
Comprehensive loss	—	—	—	—	(9,336)	(9,336)
Balances as of September 30, 2019	146,165,966	$15	$623,573	$7	$(443,296)	$180,299

Balances as of June 30, 2018	137,729,010	$14	$598,963	$(9)	$(403,736)	$195,232
Vesting of restricted stock units	1,219,444	—	—	—	—	—
Exercise of stock options, net	352,013	—	371	—	—	371
Stock-based compensation	—	—	4,323	—	—	4,323
Comprehensive loss	—	—	—	3	(7,265)	(7,262)
Balances as of September 30, 2018	139,300,467	$14	$603,657	$(6)	$(411,001)	$192,664

Balances as of December 31, 2018	141,927,205	$14	$609,697	$—	$(415,040)	$194,671
Vesting of restricted stock units	3,004,471	—	—	—	—	—
Exercise of stock options, net	1,234,290	1	1,923	—	—	1,924
Stock-based compensation	—	—	11,953	—	—	11,953
Comprehensive loss	—	—	—	7	(28,256)	(28,249)
Balances as of September 30, 2019	146,165,966	$15	$623,573	$7	$(443,296)	$180,299

Balances as of December 31, 2017	134,539,275	$13	$586,900	$(22)	$(375,334)	$211,557
Vesting of restricted stock units	2,881,870	—	—	—	—	—
Exercise of stock options, net	1,879,322	1	2,612	—	—	2,613
Stock-based compensation	—	—	14,145	—	—	14,145
Comprehensive loss	—	—	—	16	(35,667)	(35,651)
Balances as of September 30, 2018	139,300,467	$14	$603,657	$(6)	$(411,001)	$192,664

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(28,256)	$(35,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,368	5,271
Stock-based compensation	11,847	14,009
Amortization and impairment of deferred commissions	7,403	9,017
Amortization and impairment of deferred professional service costs	3,110	3,351
Non-cash operating lease expense	3,919	—
Lease exit and related charges	—	2,070
Accretion and amortization of marketable securities	(244)	(392)
Changes in operating assets and liabilities:
Accounts receivable and other, net	(8,626)	(8,302)
Deferred commissions	(4,503)	(5,180)
Deferred professional service costs	(1,301)	(2,110)
Prepaid expenses and other assets	(822)	(1,119)
Accounts payable	2,378	1,745
Operating lease liabilities	(4,267)	—
Accrued expenses and other liabilities	(3,072)	1,645
Deferred revenue	(2,890)	(2,315)
Accrued compensation	(428)	(8,080)
Net cash used in operating activities	(21,384)	(26,057)
Investing activities:
Purchase of property and equipment	(712)	(1,895)
Purchase of marketable securities	(23,069)	(25,430)
Maturities of marketable securities	14,670	36,350
Net cash (used in) provided by investing activities	(9,111)	9,025
Financing activities:
Proceeds from exercise of stock options	1,924	2,613
Principal payments on long-term debt	(1,394)	—
Net cash provided by financing activities	530	2,613

Net decrease in cash, cash equivalents and restricted cash	(29,965)	(14,419)
Cash, cash equivalents and restricted cash at beginning of period	67,330	62,644
Cash, cash equivalents and restricted cash at end of period	$37,365	$48,225

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$36,040	$46,900
Restricted cash	1,325	1,325
Total cash, cash equivalents and restricted cash	$37,365	$48,225
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

Other than as described below, there have been no changes to the Company's significant accounting policies described in the Company's Annual Report that have had a material impact on the Company's consolidated financial statements and related notes.
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
•The amortization period for deferred commissions and deferred professional services costs; and
•Assumptions used in the calculation of right-of-use (“ROU”) assets and lease liabilities for operating leases, including lease terms and the Company’s incremental borrowing rate.

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

Concentrations of Risk and Significant Customers

No single direct customer accounted for more than 10% of total revenue during the three and nine months ended September 30, 2019 or more than 10% of accounts receivable as of September 30, 2019. Castlight had one channel partner, Anthem, Inc. (“Anthem”), that represented approximately 29% and 26% of total revenue during the three and nine months ended September 30, 2019, respectively, and approximately 41% of accounts receivable as of September 30, 2019.

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

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined that the ASUs issued by the FASB during the nine months ended September 30, 2019 are either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial results.

Note 3. Revenue, Deferred Revenue, Contract Balances and Performance Obligations

The Company sells to customers based in the United States through direct sales and indirect channels. Indirect channel revenue represented approximately 31% and 13% of the Company’s total revenue for the three months ended September 30, 2019 and 2018, respectively. Indirect channel revenue represented approximately 28% and 11% of the Company’s total revenue for the nine months ended September 30, 2019 and 2018, respectively.

Deferred revenue as of September 30, 2019 and December 31, 2018 was $18.3 million and $21.2 million, respectively. Contract assets as of September 30, 2019 and December 31, 2018 were $1.1 million and $1.0 million, respectively.

$11.3 million and $16.0 million of revenue was recognized during the three months ended September 30, 2019 and 2018, respectively, that was included in the Company’s deferred revenue balances at the beginning of the respective periods. $18.5 million and $26.6 million of revenue was recognized during the nine months ended September 30, 2019 and 2018, respectively, that was included in the Company’s deferred revenue balances at the beginning of the respective periods.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company recorded unfavorable cumulative catch-up adjustments to revenue of $0.1 million during the three months ended September 30, 2019 and favorable cumulative catch-up adjustments to revenue of $0.7 million during the three months ended September 30, 2018, arising from changes in estimates of transaction price. The Company recorded favorable cumulative catch-up adjustments to revenue of $1.8 million during the nine months ended September 30, 2019 and favorable cumulative catch-up adjustments to revenue of $0.1 million during the nine months ended September 30, 2018, arising from changes in estimates of transaction price.

The aggregate balance of remaining performance obligations from non-cancelable contracts with customers as of September 30, 2019 was $121.9 million. The Company expects to recognize approximately 70% of this balance over the next 12 months, with the remaining balance recognized thereafter. Remaining performance obligations are defined as deferred revenue and amounts yet to be billed for the non-cancelable portion of contracts.
Note 4. Deferred Costs

Changes in the balance of total deferred commissions and total deferred professional service costs during the nine months ended September 30, 2019 are as follows (in thousands):

	As of December 31, 2018		Expense recognized	As of September 30, 2019
		Additions
Deferred commissions	$20,142	$4,503	$(7,403)	$17,242
Deferred professional service costs	10,133	1,406	(3,110)	8,429
Total deferred commissions and professional service costs	$30,275	$5,909	$(10,513)	$25,671

 These costs are reviewed for impairment quarterly. Impairment charges, included in expense recognized above, were $0.2 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and were $0.8 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 5. Goodwill and Intangible Assets

Goodwill

Currently, all of the Company’s goodwill relates to the acquisition of Jiff. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. There were no changes to goodwill for the three and nine months ended September 30, 2019.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets, net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Subsequent to the end of second quarter of 2019, the Company realized elevated churn related to legacy Jiff customers. As a result, the Company performed an analysis of realized churn and future forecasts and updated its estimate of the original useful life of customer relationships and backlog in the third quarter of 2019. The estimated useful life of customer relationships was revised from 10 years to 6 years, and the estimated useful life of backlog was revised from 3 years to 2.5 years. These updates in useful lives have been accounted for as a change in accounting estimate and will be applied prospectively to the remaining carrying amounts.

The following tables set forth the fair value components of identifiable acquired intangible assets (dollars in thousands):

	As of September 30, 2019
	Useful Life			Gross	Accumulated Amortization	Net
Customer relationships	6			$10,900	$(2,980)	$7,920
Developed technology	5			10,600	(5,300)	5,300
Backlog	2.5			1,500	(1,500)	—
Other acquired intangible assets	1	-	3	900	(867)	33
Total identifiable intangible assets				$23,900	$(10,647)	$13,253

	As of December 31, 2018
	Useful Life			Gross	Accumulated Amortization	Net
Customer relationships	10			$10,900	$(1,908)	$8,992
Developed technology	5			10,600	(3,710)	6,890
Backlog	3			1,500	(1,256)	244
Other acquired intangible assets	1	-	3	900	(817)	83
Total identifiable intangible assets				$23,900	$(7,691)	$16,209

Amortization expense from acquired intangible assets for the three months ended September 30, 2019 and 2018 was $1.2 million and $1.0 million, respectively. Amortization expense from acquired intangible assets for the nine months ended September 30, 2019 and 2018 was $3.0 million and $3.1 million, respectively. Amortization expense is included in cost of subscription, sales and marketing, and general and administrative expenses.

Amortization expense for acquired intangible assets for the following five years is as follows (in thousands):

Remainder of 2019	$1,075
2020	4,248
2021	4,232
2022	2,642
2023	1,056
Total amortization expense	$13,253

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Marketable Securities

All of the Company’s cash equivalents and marketable securities are classified as “available-for-sale” securities. These securities are reported at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, except for money market mutual funds, where gains and losses are included in the results of operations.

Marketable securities consisted of the following (in thousands):

	As of September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$9,504	$3	$—	$9,507
U.S. agency obligations	10,466	4	—	10,470
Money market mutual funds	11,703	—	—	11,703
	31,673	7	—	31,680
Included in cash and cash equivalents	11,703	—	—	11,703
Included in marketable securities	$19,970	$7	$—	$19,977

	As of December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$7,980	$—	$—	$7,980
U.S. agency obligations	18,158	—	—	18,158
Money market mutual funds	7,115	—	—	7,115
	33,253	—	—	33,253
Included in cash and cash equivalents	21,926	—	—	21,926
Included in marketable securities	$11,327	$—	$—	$11,327

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
There have been no changes in valuation techniques in the periods presented. There were no significant transfers between fair value measurement levels as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, there were no securities within Level 3 of the fair value hierarchy.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2019
	Level 1	Level 2	Total
Cash equivalents:
Money market mutual funds	$11,703	$—	$11,703
Marketable securities:
U.S. treasury securities	—	9,507	9,507
U.S. agency obligations	—	10,470	10,470
	$11,703	$19,977	$31,680

	As of December 31, 2018
	Level 1	Level 2	Total
Cash equivalents:
U.S. agency obligations	$—	$14,811	$14,811
Money market mutual funds	7,115	—	7,115
Marketable securities:
U.S. treasury securities	—	7,980	7,980
U.S. agency obligations	—	3,347	3,347
	$7,115	$26,138	$33,253
Gross unrealized gains and losses for cash equivalents and marketable securities as of September 30, 2019 and December 31, 2018 were not material. The Company does not believe the unrealized losses represent other-than-temporary impairments based on the Company’s evaluation of available evidence as of September 30, 2019 and December 31, 2018.
There were no realized gains or losses during the three and nine months ended September 30, 2019. All of the Company’s securities as of September 30, 2019 and December 31, 2018 mature within one year.
Note 8. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	September 30, 2019	December 31, 2018
Leasehold improvements	$3,102	$3,102
Computer equipment	7,373	6,860
Software	1,110	1,097
Internal-use software	2,925	2,925
Furniture and equipment	1,085	1,018
Total	15,595	15,002
Less: accumulated depreciation	(12,277)	(11,039)
Property and equipment, net	$3,318	$3,963
Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 was $0.5 million and $0.7 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018 was $1.4 million and $2.2 million, respectively. Depreciation and amortization are recorded on a straight-line basis.

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

The future maturities of the Term Loan by year as of September 30, 2019 are as follows (in thousands):

Remainder of 2019	$465
2020	1,859
2021(1)	1,395
Total future maturities of debt	3,719
Less current maturities(2)	(1,859)
Debt, non-current	$1,860
(1) Excludes the $0.5 million required to be paid as final payment on the earlier of maturity, termination or prepayment of the Term Loan.
(2) Classified within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2019.

In relation to the Loan Agreement, the Company is subject to certain reporting covenants. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of September 30, 2019.

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

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost:
Operating lease cost	$1,654	$4,942
Variable lease cost (1)	206	586
Short-term lease cost	34	41
Sublease income	(680)	(1,873)
Total lease cost	$1,214	$3,696

Other information:
Operating cash flows used in the measurement of operating lease liabilities		$5,290
Weighted-average remaining lease term - operating leases (in years)		3.1
Weighted-average discount rate - operating leases		7.48%
(1) Includes variable payments such as common area maintenance, property taxes and insurance.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturities of Lease Liabilities

As of September 30, 2019, the future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

Remainder of 2019	$1,795
2020	6,524
2021	5,355
2022	3,050
2023	677
2024 and later	1,111
Total lease payments (1)	18,512
Less: Interest	(2,041)
Present value of lease liabilities	16,471
Less: current portion	(5,897)
Operating lease liabilities, non-current	$10,574
(1) In October 2019, the Company entered into a lease agreement, which commenced in the same month, for an office space in Salt Lake City, Utah. The lease agreement stipulates monthly payments over five years with total minimum lease payments of approximately $3.4 million and is excluded from the table above.
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

Note 12. Stock Compensation
Restricted Stock Units (“RSUs”)

A summary of unvested restricted stock unit activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2018	9,528,602	$3.54
Granted (1)	9,334,664	$2.51
Vested	(3,004,471)	$3.77
Forfeited and canceled (2) (3)	(3,502,993)	$3.42
Balance as of September 30, 2019	12,355,802	$2.71
(1) Includes 896,553 performance stock units ("PSUs") that were granted during the nine months ended September 30, 2019.
(2) Includes PSUs that were granted in the prior year, which were canceled because performance targets were not achieved.
(3) Includes market-based RSUs that were granted in the current year, which were canceled due to employee termination.
As of September 30, 2019, there was a total of $30.8 million in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company granted 519,000 market-based RSUs during the second quarter of 2019. No market-based RSUs were granted in prior periods or during the third quarter of 2019. The market-based RSUs vest based on the Company achieving certain stock price thresholds, subject to the employee’s continued employment with the Company through the date of achievement. The fair value was based on values calculated under the Monte Carlo simulation model on the grant date and recognized over the derived service period. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. During the third quarter of 2019, the Company reversed approximately $0.4 million of stock compensation expense that was previously recognized in connection with this award, upon the employee's termination in the third quarter.

The Company granted 896,553 PSUs during the third quarter of 2019. The number of shares that will eventually vest depends on achievement of certain performance targets, as determined by the compensation committee of the Company's board of directors. Once the performance is determined, the PSUs, if any, will vest, subject to recipients' continued service, on the later of (i) the attainment of the performance targets and (ii) a year after the grant date. The compensation expense associated with the PSUs is recognized using the accelerated method. For the three and nine months ended September 30, 2019, the Company recognized compensation expense of approximately $0.1 million and $0.3 million, respectively, related to these performance awards and performance awards granted in 2018.
Stock Options
A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2018	6,265,223	$2.65	$3,499
Granted	2,792,000	$1.70
Exercised	(1,234,290)	$1.56
Forfeited and canceled	(367,391)	$3.27
Balance as of September 30, 2019	7,455,542	$2.45	$760
The total grant-date fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was $2.6 million and $0.3 million, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions and fair value per share:

	Nine Months Ended September 30, 2019
	2019			2018
Volatility	57%	-	58%	57%
Expected life (in years)	6.06			6.06
Risk-free interest rate	1.62%	-	2.57%	2.72%	-	2.74%
Dividend yield	—			—
As of September 30, 2019, the Company had $2.7 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.6 years.
Employee Stock Purchase Plan
In March 2014, the Company's Board of Directors adopted and its stockholders approved the 2014 Employee Stock Purchase Plan ("the ESPP"). A total of 6,000,000 shares of Class B common stock were initially reserved and available for issuance under the ESPP. The ESPP provides for an initial three-month offering period commencing December 1, 2019, and for regular six-month offering periods beginning each March 1 and September 1 thereafter. On each purchase date, ESPP participants will purchase shares of the Company’s Class B common stock at a price per share equal to 85% of the lesser of (1)

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the fair market value of the Class B common stock on the offering date or (2) the fair market value of the Class B common stock on the purchase date.
The Company will begin recognizing stock-based compensation expense for the ESPP in the fourth quarter of 2019.
Note 13. Income Taxes

The effective tax rate for each of the three and nine months ended September 30, 2019 and 2018 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. At September 30, 2019, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.
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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(2,245)	$(7,091)	$(2,260)	$(5,005)	$(7,009)	$(21,247)	$(12,850)	$(22,817)
Weighted-average shares used to compute basic and diluted net loss per share	35,041	110,660	43,085	95,405	35,827	108,607	49,262	87,473
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.05)	$(0.05)	$(0.20)	$(0.20)	$(0.26)	$(0.26)
The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options and restricted stock units	19,811	19,588	19,811	19,588
Warrants	115	115	115	115
Total	19,926	19,703	19,926	19,703

Note 15. Reduction in Workforce

On July 30, 2018, the Company announced its intent to undertake a program to reduce its workforce in order to decrease expenses, align its operations with evolving business needs and improve efficiencies. This was in part due to the unexpected churn of a large customer. Under this program, the Company undertook an initiative to reduce its workforce by approximately 12%. For the three months ended September 30, 2018, the Company incurred charges of approximately $2.1 million for this reduction, all of which related to severance costs. As of September 30, 2018, $1.4 million of the total was paid out, and the remaining balance of $0.7 million was paid in the fourth quarter of 2018.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 16. Subsequent Event

In October 2019, the Company entered into an agreement with Anthem, pursuant to which the Company will provide certain services to Anthem. For these services, Anthem will pay the Company license fees of $168 million over 30 months, starting January 1, 2020.

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

Channel Partnerships. We have relationships with channel partners including Anthem, which complement our direct sales capabilities. These relationships allow deeper penetration into our market and enable us to promote our health benefits platform and products to create customer cross-sell opportunities and to market our technology directly to these channel partners. See Note 16 - Subsequent Event for additional information.

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

Signed Annual Recurring Revenue

	As of September 30,
	2019	2018
	(in millions)
Signed Annual Recurring Revenue	$137.4	$152.7

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

As of September 30, 2019, ARR totaled $137.4 million compared to $152.7 million as of September 30, 2018. The decrease of approximately 10% is primarily attributable to churn, partially offset by new customers and renewals. In October 2019, we entered into an agreement with Anthem, Inc. (“Anthem”), pursuant to which the Company will provide certain services to Anthem. See Note 16 - Subsequent Event for additional information.

Annual Net Dollar Retention Rate

	Year Ended December 31,
	2018	2017
Annual Net Dollar Retention Rate	82%	104%

We assess our performance on customer retention by measuring our Annual Net Dollar Retention rate (“NDR”). We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our NDR provides a measurement of our ability to increase revenue across our existing customer base through expansion of our additional products to existing customers, increases in user counts for existing customers and customer renewals, as offset by terminations or pricing changes. The addition or loss of a significant customer or customers during the calendar year can have a significant impact on NDR. We calculate NDR for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. In calculating NDR, we exclude one-time fees. NDR does not include subscriptions by new customers contracted since the end of the most recently completed year. We observed an annual net dollar retention rate of 82% and 104% for our signed customer base, for the years ended December 31, 2018 and 2017, respectively. The NDR of 82% for the year ended December 31, 2018 was primarily due to churn, partially offset by upsells and cross-sells.

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
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Subscription	98%	92%	96%	91%
Professional services and other	2%	8%	4%	9%
Total revenue, net	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	24%	21%	23%	24%
Cost of professional services and other	17%	16%	17%	16%
Total cost of revenue	41%	37%	40%	40%
Gross margin percentage	59%	63%	60%	60%
Operating expenses:
Sales and marketing	28%	29%	26%	34%
Research and development	40%	38%	42%	41%
General and administrative	18%	15%	19%	17%
Total operating expenses	86%	82%	87%	92%
Operating loss	(27)%	(19)%	(27)%	(32)%
Other income, net	1%	1%	1%	1%
Net loss	(26)%	(18)%	(26)%	(31)%
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	% Change	$ Change	2019	2018	% Change	$ Change
	(In thousands, except percentages)
Revenue:
Subscription	$34,900	$36,702	(5)%	$(1,802)	$102,670	$104,493	(2)%	$(1,823)
Professional services and other	561	3,339	(83)%	(2,778)	4,191	9,811	(57)%	(5,620)
Total revenue, net	$35,461	$40,041	(11)%	$(4,580)	$106,861	$114,304	(7)%	$(7,443)

Subscription revenue for the three months ended September 30, 2019 decreased by $1.8 million, or 5%, primarily due to customer terminations in 2018 and 2019, partially offset by customer launches in 2018 and 2019. Professional services and other revenue decreased primarily due to revenue from non-recurring professional services in the three months ended September 30, 2018.

Subscription revenue for the nine months ended September 30, 2019 decreased by $1.8 million, or 2%, primarily due to customer terminations in 2018 and 2019, partially offset by customer launches in 2018 and 2019. Professional services and other revenue decreased primarily due to revenue from non-recurring professional services in the nine months ended September 30, 2018.

Costs and Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	% Change	$ Change	2019	2018	% Change	$ Change
	(In thousands, except percentages)
Cost of revenue:
Subscription	$8,517	$8,558	—%	$(41)	$24,917	$26,872	(7)%	$(1,955)
Professional services and other	5,984	6,237	(4)%	(253)	17,857	18,596	(4)%	(739)
Total cost of revenue	$14,501	$14,795	(2)%	$(294)	$42,774	$45,468	(6)%	$(2,694)
Gross margin (loss) percentage:
Subscription	76%	77%			76%	74%
Professional services and other	(967)%	(87)%			(326)%	(90)%
Total gross margin	59%	63%			60%	60%
Gross profit	$20,960	$25,246	(17)%	$(4,286)	$64,087	$68,836	(7)%	$(4,749)
Cost of subscription revenue for the three months ended September 30, 2019 remained flat.
Cost of subscription revenue for the nine months ended September 30, 2019 decreased by $2.0 million, or 7%, primarily due to decreases of $0.9 million in amortization of internal-use software and intangibles, $0.8 million in employee-related expenses and $0.4 million in data fees.

Cost of professional services revenue for the three months ended September 30, 2019 decreased by $0.3 million or 4%, primarily due to a decrease in one-time, severance-related expenses as a result of the reduction in workforce in the third quarter of 2018.

Cost of professional services revenue for the nine months ended September 30, 2019 decreased by $0.7 million or 4%, primarily due to a decrease in third-party contractor and professional service fees.

Gross margin for the three months ended September 30, 2019 decreased primarily due to revenue decline of 11% compared to a 2% decline in the associated costs. Gross margin for the nine months ended September 30, 2019 remained flat.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	% Change	$ Change	2019	2018	% Change	$ Change
	(In thousands, except percentages)
Sales and marketing	$9,829	$11,497	(15)%	$(1,668)	$27,933	$38,715	(28)%	$(10,782)

Sales and marketing expense for the three months ended September 30, 2019 decreased by $1.7 million, or 15%, due to decreases of $1.1 million of one time severance-related expenses and $1.0 million of employee-related expenses, as a result of the reduction in workforce in the third quarter of 2018, partially offset by an increase of $0.3 million in amortization of intangibles as a result of shortening the useful lives of customer relationships and backlog. See Note 5 - Goodwill and Intangible Assets.

Sales and marketing expense for the nine months ended September 30, 2019 decreased by $10.8 million, or 28%, due to decreases of $7.3 million in employee-related expenses and $1.1 million of one-time severance-related expenses, primarily from the reduction in force in the third quarter of 2018, $0.6 million in marketing programs, $0.4 million in third-party referral fees and $0.4 million in travel-related expenses.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	% Change	$ Change	2019	2018	% Change	$ Change
	(In thousands, except percentages)
Research and development	$14,295	$15,028	(5)%	$(733)	$44,507	$46,824	(5)%	$(2,317)

Research and development expense for the three months ended September 30, 2019 decreased by $0.7 million, or 5%, primarily due to a decrease in third-party contractor and professional service fees of $0.6 million.

Research and development expense for the nine months ended September 30, 2019 decreased by $2.3 million, or 5%. The decrease was primarily due to $2.0 million in lease exit and related charges recorded in 2018, a decrease in third-party contractor and professional service fees of $1.1 million, partially offset by an increase in facilities cost of $0.5 million and an increase in allocated overhead of $0.3 million.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	% Change	$ Change	2019	2018	% Change	$ Change
	(In thousands, except percentages)
General and administrative	$6,440	$6,193	4%	$247	$20,743	$19,400	7%	$1,343

General and administrative expense for the three months ended September 30, 2019 increased by $0.2 million, or 4%, primarily due to an increase in taxes and fees.

General and administrative expense for the nine months ended September 30, 2019 increased by $1.3 million, or 7%. The increase was primarily due to an increase in taxes and fees of $0.7 million and an increase in legal costs of $0.5 million.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(21,384)	$(26,057)
Net cash (used in) provided by investing activities	(9,111)	9,025
Net cash provided by financing activities	530	2,613
Net decrease in cash, cash equivalents and restricted cash	$(29,965)	$(14,419)
As of September 30, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $56.0 million, which were held for working capital purposes. Our securities are comprised of U.S. agency obligations, U.S. treasury securities and money market funds.
Since our inception, we have financed our operations primarily through sales of equity securities and payments from our customers. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, the timing and extent of spending to support development efforts, the introduction of new and enhanced service offerings and the continuing market acceptance of our cloud-based subscription services. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may in the future enter into these types of arrangements.
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
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2019 and 2018 was $21.4 million and $26.1 million, respectively. The decrease in cash used in operations resulted primarily from lower average year-to-date headcount. Cash used in operations reflected our net loss of $28.3 million for the nine months ended September 30, 2019, adjusted by $30.4 million in non-cash expenses, including stock-based compensation of $11.8 million, amortization of deferred costs of $10.5 million, depreciation and amortization of $4.4 million and non-cash operating lease expense of $3.9 million. Uses of cash included an increase in accounts receivable of $8.6 million, primarily as a result of the timing of billings and collections. Other uses of cash included additions of deferred costs of $5.8 million, payments of operating lease liabilities of $4.3 million, an increase in other assets of $0.8 million, a decrease in deferred revenue of $2.9 million, a decrease in accrued expenses and other liabilities of $3.1 million and a decrease in accrued compensation of $0.4 million primarily due to payout of 2018 bonuses. These uses of cash were partially offset by an increase in accounts payable of $2.4 million, primarily due to the credit card program discussed above.
Investing Activities
Cash used in investing activities was $9.1 million for the nine months ended September 30, 2019 and cash provided by investing activities was $9.0 million for the nine months ended September 30, 2018. Net cash used by investing activities during the nine months ended September 30, 2019 was attributable to $8.4 million of purchases net of maturities of marketable securities and $0.7 million of purchases of property and equipment.

Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2019 and 2018 was $0.5 million and $2.6 million, respectively. Net cash provided by financing activities during the nine months ended September 30, 2019 was due to proceeds from exercise of employee stock options of $1.9 million, partially offset by payments on long-term debt of $1.4 million.
Contractual Obligations and Commitments
Our principal commitments primarily consist of obligations under leases for office space and a term loan facility with Silicon Valley Bank and co-location facilities for data center capacity. Our existing lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised these options. See Note 9 – Debt and Note 10 – Leases to the condensed consolidated financial statements for a discussion of our term loan and lease commitments, respectively. There were no other material changes in the Company’s contractual obligations from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018 other than those discussed in Note 11 –Contingencies to the condensed consolidated financial statements.

Other than the term loan and lease commitments discussed in Note 9 – Debt and Note 10 – Leases, respectively, to the condensed consolidated financial statements, we do not have commitments under lines of credit, or other such debt arrangements. We do not have any material non-cancelable purchase commitments as of September 30, 2019.
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
Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies during the nine months ended September 30, 2019, as described in our Annual Report on Form 10-K for the year ended December 31, 2018. Effective January 1, 2019, we adopted ASU 2016-02, Leases (“ASC 842”). As a result of this adoption, we were required to make certain estimates and assumptions. See Note 2 - Accounting Standards and Significant Accounting Policies under the captions “Use of Estimates,” “Summary of Significant Accounting Policies,” and “Recently Adopted Accounting Pronouncements” for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents totaling $56.0 million as of September 30, 2019 and cash, cash equivalents and marketable securities totaling $77.3 million as of December 31, 2018. These are invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash and cash equivalents are held for working capital and other general corporate purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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

An immediate increase or decrease of 100-basis points in interest rates would result in an immaterial change in the market value of our investments as of September 30, 2019. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

We also have interest rate exposure as a result of our loan agreement, which provides a term loan, as described in Note 9 – Debt to the condensed consolidated financial statements. We currently do not hedge this risk. As of September 30, 2019, we had $3.7 million of borrowings outstanding under the term loan. Borrowings outstanding under the term loan are subject to variable interest rates based on the prime rate as published in the money rates section of The Wall Street Journal. Changes in the prime rate will affect the interest on borrowings under the loan agreement. However, a 50-basis point increase in the interest rate on the term loan would not materially increase interest expense during 2019.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Risks Related to Our Business
We rely on our channel partners and Anthem for a substantial portion of our sales, and if our channel partner relationships or our relationship with Anthem are unsuccessful, our sales results would be adversely affected and the growth of our business would be harmed.
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

In October 2019, we entered into new agreements with Anthem, Inc. (“Anthem”), whereby various services previously provided to Anthem’s customers on a disaggregated basis under separate service order forms have been consolidated into a single Software-as-a-Service Agreement (the “SaaS Agreement”). Under the SaaS Agreement, Anthem is committed to paying us significant annual license fees for calendar years 2020 and 2021, and the first six months of 2022, which could constitute a substantial amount of our revenue for such periods. If the SaaS Agreement were to be terminated by Anthem for any reason, or if Anthem breaches the terms of the SaaS Agreement, our business could be materially and adversely harmed.

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

Certain relationships we will enter or have entered into with channel partners and with Anthem will require substantial investments of our resources to support these initiatives. We plan to invest resources into developing products that are targeted to the channels’ needs. There can be no assurance that the investments we make to develop and support these channel relationships, or the effort required to do so or the products resulting from those efforts, will provide a positive return on our investment in the near term, or at all.  If any of these events materialize, our business and results of operations could be materially adversely affected.

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
We may experience significantly more difficulty than we anticipate in renewing existing customer agreements or in renewing them upon favorable terms, particularly as we seek to convert customers who initially purchased our transparency-only offering to our full platform offering. Factors that may affect the renewal rate for our offering, terms of those renewals and our ability to sell additional products and services include:
•the price, performance and functionality of our offering;
•our customers’ user counts and benefit design features;
•the availability, price, performance and functionality of competing or alternative solutions;
•the potential for customers that are able to access lower-functionality versions of our offering that we provide through health plans or other channel partners to opt to use the lower-functionality versions of our offering;
•our ability to develop complementary products and services;
•our continued ability to access the pricing and claims data necessary to enable us to deliver reliable data in our cost estimation and price transparency offering to customers;
•the stability, performance and security of our hosting infrastructure and hosting services;
•changes in health care laws, regulations or trends; and
•the business environment of our customers, in particular, headcount reductions by our customers.

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
We have experienced turnover in our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees or key subcontractor services could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. We have in the past and may in the future experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, effective July 26, 2019, Maeve O’Meara assumed the role of Chief Executive Officer, following the departure of John C. Doyle, and Will Bondurant will be assuming the role of Chief Financial Officer, effective November 15, 2019. Transitions such as this may have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized.
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
We have incurred significant GAAP net losses in each year since our incorporation in 2008 and expect to continue to incur GAAP net losses for at least fiscal year 2019. We experienced GAAP net losses of $28.3 million, $39.7 million, $51.9 million and $58.7 million during the nine months ended September 30, 2019, and the years ended 2018, 2017, and 2016, respectively. As of September 30, 2019, we had an accumulated deficit of $443.3 million. The GAAP losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We announced a restructuring program in July 2018 to reduce our workforce and better align our operations with evolving business needs, under which we reduced our expected expenses by approximately 12%. However, our estimates and forecasts relating to the success of our cost-savings measures may prove to be inaccurate. We anticipate that cost of revenue and operating expenses will increase in the foreseeable future as we seek to continue to grow our business, enhance our offerings and acquire additional customers. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased GAAP losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior GAAP losses, combined with our expected future GAAP losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur GAAP operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, or at all.
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

Following the acquisition of Jiff, Inc., as a combined company we have been and will continue to be required to devote significant management attention and resources to the adoption and migration to our integrated platform. As a combined company, we may fail to realize some or all of the anticipated benefits of the acquisition if the integration process is not successful or is more costly than expected. As a combined company we may encounter difficulties in the integration process that include the following:

•the inability to successfully market and sell the combined product offerings;
•lost sales and customers as a result of certain customers deciding not to migrate their pre-combination product selection to our combined product:
•complexities associated with managing the combined businesses;
•creating uniform standards, controls, procedures, policies and information systems;
•performance shortfalls as a result of the diversion of management’s attention caused by integrating the companies’ operations and functionality, or developing new functionality; and
•potential loss of brand awareness or confusion as a result of our re-branding activities.

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
Our quarterly results of operations, including our revenue, gross margin, net loss and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, those listed elsewhere in this “Risk Factors” section and those listed below:

•the addition or loss of large customers, including through acquisitions or consolidations of such customers;
•seasonal and other variations in the timing of the sales of our offering, as a significantly higher proportion of our customers either enter into new subscription agreements or renew previous agreements with us in the second half of the year.
•the timing of recognition of revenue, including possible delays in the recognition of revenue due to lengthy and sometimes unpredictable implementation timelines or changes brought about by new accounting pronouncements;
•failure to meet our contractual commitments under service-level agreements with our customers;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•our access to pricing and claims data managed by health plans and other third parties, or changes to the fees we pay for that data;
•the timing and success of introductions of new products, services and pricing by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
•our ability to attract new customers;
•customer renewal rates and the timing and terms of customer renewals;
•network outages or security breaches;
•the mix of products and services sold or renewed during a period;
•general economic, industry and market conditions;
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•other impacts of new accounting pronouncements.

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
Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the nine months ended September 30, 2019, our top 10 customers by revenue accounted for approximately 27% of our total revenue. In calculating our top 10 customers by revenue, we include only direct customers, not channel partners. In addition, Anthem, one of our channel partners accounted for approximately 26% of total revenue for the nine months ended September 30, 2019 and we expect this revenue to increase both in absolute dollars and as a percentage of our revenue in upcoming periods. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. For example, during the third quarter of 2018, one of our largest customers adopted a new benefits strategy and did not renew its agreement with us, and that agreement expired on December 31, 2018. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.
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

A portion of the data that we obtain and handle for or on behalf of our customers is considered PHI, subject to HIPAA as well as other regulations. Under HIPAA and our contractual agreements with our HIPAA covered entity health plan customers, we are considered a “business associate” to those customers, and are required to maintain the privacy and security of PHI in accordance with HIPAA and the terms of our business associate agreements with customers, including by implementing HIPAA-required administrative, technical and physical safeguards. We have incurred, and will continue to incur, significant costs to establish and maintain these safeguards and, if additional safeguards are required to comply with HIPAA regulations or our customers’ requirements, our costs could increase further, which would negatively affect our operating results. Furthermore, if we fail to maintain adequate safeguards, or we or our agents and subcontractors use or disclose PHI in a manner prohibited or not permitted by HIPAA or our business associate agreements with our customers, or if the privacy or security of PHI that we obtain and handle is otherwise compromised, we could be subject to significant liabilities and consequences, including, without limitation:

•breach of our contractual obligations to customers, which may cause our customers to terminate their relationship with us and may result in potentially significant financial obligations to our customers;
•investigation by regulatory authorities empowered to enforce HIPAA and other applicable regulations, including but not limited to the U.S. Department of Health and Human Services and state attorneys general, and the possible imposition of civil penalties;
•private litigation by individuals adversely affected by any violation of HIPAA, HITECH or comparable laws for which we are responsible; and
•negative publicity, which may decrease the willingness of current and potential future customers to work with us and negatively affect our sales and operating results.

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2019 and September 30, 2018, our net cash used in operating activities was $21.4 million and $26.1 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation and integration of the Jiff and Castlight functionalities, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, it may be difficult to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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
In addition, in most instances, we have agreed to indemnify our customers against certain third-party claims, which may include claims that our offering infringes the intellectual property rights of such third parties. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease offering or using technologies that incorporate the challenged intellectual property;
•make substantial payments for legal fees, settlement payments or other costs or damages;
•obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or
•incur substantial costs and reallocate resources to redesign our technology to avoid infringement.

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

Factors affecting our ability to achieve the benefits of the Jiff acquisition, other acquisitions or other strategic alliances  could include:

•inability to integrate or benefit from acquired technologies or services or strategic collaborations or alliances in an efficient, effective or profitable manner;
•unanticipated costs or liabilities associated with the acquisition or strategic transaction;
•challenges in achieving strategic objectives, cost savings and other benefits expected from such transactions;
•the lack of unilateral control over a strategic alliance and the risk that strategic partners have business goals and interests that are not aligned with ours;

•delays, difficulties or unexpected costs in the integration, assimilation, implementation or modification of platforms, systems, functions, technologies and infrastructure to support the combined business or strategic alliance, as well as maintaining and integrating accounting systems and operations, uniform standards, controls (including internal accounting controls), procedures and policies;
•difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;
•diversion of management’s attention from other business concerns;
•adverse effects to our existing business relationships with business partners and customers as a result of the acquisition or strategic transaction;
•the potential loss of key employees;
•the risk that we do not realize a satisfactory return on our investments;
•diversion of resources that are needed in other parts of our business; and
•use of substantial portions of our available cash to consummate the acquisition or strategic transaction.

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

The market price of our Class B common stock has fluctuated significantly since our initial public offering and may continue to fluctuate. These fluctuations could cause you to lose all or part of your investment in our Class B common stock. Factors, many of which are beyond our control, that could cause additional fluctuations in the market price of our Class B common stock include the following:

•overall performance of the equity markets;
•our operating performance and the performance of other similar companies;
•changes in the estimates of our operating results that we provide to the public or our failure to meet these projections;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors or changes in recommendations by securities analysts that elect to follow our Class B common stock;
•sales of shares of our Class B common stock by us or our stockholders, including same day sales to cover tax withholdings as a result of settlement of restricted stock units;
•announcements of technological innovations, new products or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•disruptions in our services due to computer hardware, software or network problems;

•announcements of customer additions and customer cancellations or delays in customer purchases;
•recruitment or departure of key personnel;
•the economy as a whole, market conditions in our industry and the industries of our customers;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business; and
•the size of our market float.
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
Each share of Class A common stock and each share of Class B common stock has one vote per share, except on the following matters (in which each share of Class A common stock has ten votes per share and each share of Class B common stock has one vote per share):
•adoption of a merger or consolidation agreement involving our company;
•a sale, lease or exchange of all or substantially all of our property and assets;
•a dissolution or liquidation of our company; or
•every matter, if and when any individual, entity or “group” (as such term is used in Regulation 13D of the Exchange Act) has, or has publicly disclosed (through a press release or a filing with the SEC) an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of Class A common stock and Class B common stock, combined.
Because of our dual class common stock structure, the holders of our Class A common stock, who in large part consist of our founders, early investors, directors, executives, employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they own less than 50% of the outstanding shares of our Class A and Class B common stock, combined. As of September 30, 2019, holders of our Class A common stock owned approximately 24% of the outstanding shares of our Class A and Class B common stock, combined, however, holders of our Class A common stock, including our executive officers and directors and their affiliates, have approximately 76% of the voting power of our outstanding capital stock with respect to the matters specified above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
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
In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company or changes in our board of directors or management more difficult, including the following:
•Our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause, which may delay the replacement of a majority of our board of directors or impede an acquirer from rapidly replacing our existing directors with its own slate of directors.
•Subject to the rights of the holders of any series of preferred stock to elect directors under specified circumstances, only our board of directors has the right to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.
•Our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our Class A and Class B common stock are not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings, which special meetings may only be called by the chairman of our board, our chief executive officer, our president, or a majority of our board of directors.
•Certain litigation against us can only be brought in Delaware.
•Our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, by our board of directors without the approval of the holders of Class B common stock, which makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
•Advance notice procedures and additional disclosure requirements apply for stockholders to nominate candidates for election as directors or to bring matters before a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.
•Our restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates.
•Amendment of the anti-takeover provisions of our restated certificate of incorporation require super majority approval by holders of at least two-thirds of our outstanding Class A and Class B common stock, combined. and

In certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of September 30, 2019, holders of our Class A common stock owned approximately 24% and holders of our Class B common stock owned approximately 76% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 76% and holders of our Class B common stock have approximately 24% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 24% and holders of our Class B common stock have approximately 76% of the total votes.
Item 6. Exhibits
(a) Exhibits.

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1*	2014 Employee Stock Purchase Plan, as amended.					X
10.2*	Form of 2014 Employee Stock Purchase Plan enrollment/change form.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1**	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
32.2**	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
_______________________

*	Indicates a management contract, compensatory plan or arrangement.
**	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CASTLIGHT HEALTH, INC.
Date:	October 31, 2019	By:	/s/ Siobhan Nolan Mangini
Siobhan Nolan Mangini
President and Chief Financial Officer (Principal Financial Officer)