Form 10-K
period 2019-12-31
CASTLIGHT HEALTH, INC.
filed 2020-02-28
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019
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
Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second quarter, which was June 30, 2019, the aggregate market value of its shares (based on a closing price of $3.23 per share) held by non-affiliates was approximately $395 million. As of February 25, 2020, there were 35,032,053 shares of the Registrant’s Class A common stock outstanding and 114,227,876 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s year ended December 31, 2019, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

Special Note Regarding Forward Looking Statements and Industry Data
This Annual Report on Form 10-K includes forward-looking statements. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our future results of operations, financial position and cash flows, our business strategy, expansion opportunities, results and outcomes for customers and users, and plans and our objectives for future operations are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations.
PART I
Item 1. Business
Overview

Castlight Health, Inc. (“Castlight”, “the Company” or “we”) provides health navigation solutions for large U.S. employers and health plans (“customers”) and their respective employees and members (“users”). Castlight’s offerings deliver a personalized and simplified user experience that helps connect individuals with the right provider or available benefit at the right time. Castlight’s navigation offerings have demonstrated measurable results, driving increased levels of user satisfaction and program utilization and lower healthcare costs for its customers and millions of users.

The foundation of Castlight’s solutions is our proprietary single stack software-as-a-service platform. We believe our platform is unique in its:

•Breadth and depth of data and partner integrations across the healthcare ecosystem;
•Personalization engine that leverages data from these integrations to customize each user experience and help steer users to the right benefits and providers;
•Comprehensive coverage across a user’s available wellbeing, healthcare and condition management benefits; and
•Ability to engage a user through digital (web, mobile app) and high-touch (telephonic) communication modes.

Our platform’s services-oriented architecture enables us to extend our technology for use beyond our own applications. This enables us to serve health plans and other entities seeking to leverage our technology within their own member-facing applications or user touch points.

We sell our platform as a suite of branded and white-labeled digital health navigation mobile applications and web services primarily to large, self-insured U.S. employers. We also sell branded product offerings through our direct sales force and partnerships with large benefits consultants, with a focus on serving large U.S. employers.

In July 2019, we expanded our strategy to focus on health plans as a customer and to package our products to support user experiences beyond those of Castlight-powered websites and applications. Specifically, we seek to leverage our white-labeled health navigation offering and our platform’s services-oriented architecture to power health navigation delivered through third-party digital interfaces, such as a health plan’s existing member app.

Since this strategic expansion, we have begun demonstrating proof points for our expanded strategy, including:

•In October 2019, we announced an enterprise license agreement with Anthem, Inc. (“Anthem”) that provides Anthem with access to key components of our platform. We are seeking opportunities to replicate this model with other health plans, such as U.S. regional health plans.

•In late 2019, we introduced a pilot of our high-touch navigation offering – Castlight Care Guides – as a supplemental service for our large employer customers. Care Guides will support Castlight users and help them with their health navigation using Castlight’s core technology. We believe Castlight Care Guides will generate incremental user engagement and healthcare cost savings for our customers and users over time.

Castlight was incorporated in the State of Delaware in January 2008. Our principal executive offices are located in San Francisco, California.

The U.S. Healthcare Industry and Our Opportunity

We believe we have a significant opportunity to help existing and prospective customers and users navigate the major economic and social challenges associated with the U.S. healthcare system. We see the following industry trends affecting employers, health plans and individual users as potential long-term growth drivers for our business.

Our historical focus has been on large employers of the U.S. healthcare market. We continue to see significant opportunities within this customer category.
Employers play a significant role in U.S. healthcare benefits spending. According to the Centers for Medicare and Medicaid Services (“CMS”):
•Employer-sponsored private health insurance totaled $1.1 trillion in 2018, up 4.1% year-over-year. More than half of this amount was from private employer contributions to health insurance premiums.

•CMS forecasted these expenditures to grow at an average annual growth rate of 4.9% from 2017 to 2027.
Nevertheless, employees continue to struggle to understand and utilize their benefits, limiting the effectiveness of employer cost and quality initiatives. Studies continue to demonstrate significant underutilization of such benefits:
•According to a November 2018 study conducted by the American Institute of Certified Public Accountants, only 28% of employed adults are very confident they are fully utilizing their benefits, and only 38% are very confident they are current on the changes that have been made to their benefits.

•A March 2017 study by Fidelity Investments, Inc. and the National Business Group on Health (“NBGH”) reported utilization rates are below 20% for key benefits offerings like financial wellness, weight management, condition management and resilience.

•A January 2018 survey from NBGH and the Blue Cross Blue Shield Association has shown that one in three employer respondents report difficulty generating employee engagement with their “point solution” benefits such as virtual care and chronic condition management.

Based on these trends, we believe large employers are increasingly interested in innovative benefit plan designs and navigation technologies and services such as ours, to increase employee engagement, lower costs and improve outcomes:

•Large employers offer high-deductible health plans (“HDHPs”), which shift more financial decision making onto employees. In HDHPs, individuals have lower monthly insurance premiums than traditional plans, but pay more out of pocket for medical expenses until their deductible is met. A recent study from the National Center for Health Statistics shows that HDHP enrollment of adults with employer-based coverage increased from 15% to 43% between 2007 and 2017.

•NBGH published a survey in September 2019 that listed their large employer members’ top healthcare initiatives for 2020:

◦Implementing more digital care solutions;
◦Deploying a more focused strategy on high-cost claims;
◦Expanding “centers of excellence” -- programs with concentrated expertise in a particular medical area -- to   include more conditions to lower costs; and
◦Implementing an engagement platform that aggregates point solutions and pushes personalized communications to employees.
As a result of these factors, we believe there is a significant opportunity to help large U.S. employers and their employees address their respective health benefit challenges through personalized health navigation solutions. Given the scalability of our platform, we also believe there is a significant market opportunity for us to offer our platform in new market categories by targeting health plans and other entities involved in health care services. Overall U.S. healthcare spending is projected to continue to grow each year for the foreseeable future:
•CMS estimates that U.S. national health expenditures totaled $3.6 trillion in 2018, an increase of 4.4% year-over-year. CMS expects national health expenditures to increase at an average annual growth rate of 5.5% from 2017 to 2027, totaling approximately $6.0 trillion in 2027.

•As a percentage of gross domestic product, CMS estimates that U.S. national health expenditures were approximately 17.8% in 2018 and projected to increase to 19.4% in 2027. This is significantly higher than most other developed nations.
However, there is scant evidence that these massive U.S. healthcare outlays are efficient or result in better outcomes for Americans:

•Research published in the October 2019 edition of the Journal of the American Medical Association estimates that waste comprises approximately 25% of U.S. healthcare spending across categories, including failure of care delivery and coordination, over-treatment or low-value care, pricing failure, fraud and abuse and administrative complexity.

•A 2019 Peter G. Peterson Foundation study illustrates that, in spite of its lead in healthcare spending, the U.S. does not generate healthcare outcomes that exceed those of other developed countries. In fact, the U.S. underperforms in basic health outcome metrics such as life expectancy, infant mortality and unmanaged diabetes.

In addition to the massive spending and inadequate value discussed above, potential regulatory changes, demographic shifts and the emergence of value-based payments also impact health plans:
•In November 2019, CMS issued one final rule and one proposed rule to increase price transparency among hospitals, group health plans and health insurance issuers in the individual and group markets.

•Medicare Advantage (“MA”) enrollment continues to grow across both the Individual and Group MA markets. According to research conducted by the Kaiser Family Foundation, about 22 million enrollees in 2019 were on an individual MA plan in 2019 -- or 34% of the 64 million Medicare beneficiaries -- up from 23% of total Medicare enrollees in 2009.

•The Group Medicare Advantage developed for employer and union group retirees now represents nearly 4.5 million enrollees in 2019, according to Mark Farrah Associates.
•Value-based programs reward health care providers with incentive payments for the quality of care they give to people with Medicare. CMS is rolling out “value-based care” programs within Medicare to shift provider payments away from the quantity of care provided and toward quality care for patients. As a result, payments associated with these programs are increasing relative to the traditional fee-for-service payment model currently dominant in healthcare. According to a 2018 study led by the Healthcare Payment Learning & Action Network, 34% of total U.S. healthcare payments in 2017 were value-based, up from 23% in 2015.

Health insurance is one of the lowest rated industries in terms of consumer satisfaction. Based on consumer demand, health insurers and providers are turning to digital tools to help improve their customer experience and lower costs:
•As benchmarked by the American Consumer Satisfaction Index issued in November 2018, the health insurance industry ranks 40th out of 46 industries in customer satisfaction.

•A 2018 joint study conducted by Bain & Company and Google concluded that a prototypical health insurer can lower costs by 15% to 20% over the next five years by deploying digital technologies.

Based on these healthcare industry dynamics, we believe there is a significant opportunity for us to leverage our platform to help health plans and other entities responsible for managing healthcare costs.

For example, we could power pricing, provider directory and personalization services that are delivered through a health plan’s existing member app that help users understand and utilize their health plan provider network and other benefits. We believe the platform could also be used to provide similar functionality to entities participating in value-based care programs to help these entities identify and partner with lower cost, higher-quality providers.
Our Solution

We have developed a comprehensive health navigation platform powered by a set of associated services and technologies that match individuals to the best resources available to them, and motivate them to take action. This, in turn, helps customers manage their benefits more effectively, and generate more value from their benefits investments. Our health navigation platform powers all of our products and services with the following key components:

Breadth and Depth of Data Integrations Across Major Health Plans, Benefits Vendors and Digital Health Point Solution Providers. Our ability to drive user engagement, program utilization and medical cost savings is based on our platform’s ability to ingest data across the entire healthcare ecosystem – from insurance carriers and employer eligibility files to third-party digital health point solutions and activity trackers – and utilize it to personalize the user experience. Further, the platform is designed to deliver these services in compliance with healthcare privacy and other applicable regulations.

The foundation of our platform is this breadth and depth of our data integrations, which, in aggregate, include more than one billion records. These integrations include:

•Claims data across: more than 30 medical payers and more than 30 providers spanning pharmacy benefit managers, dental payers, and behavioral/employee assistance programs;
•100+ employer eligibility file vendors;
•100+ bank integrations for health savings accounts (“HSA”); and
•100+ program integrations.

Our platform accesses data from additional sources, such as user searches, user-stated health goals, third-party provider quality sources, biometric data, Health Risk Assessment data, activity trackers, and third-party digital health programs, all of which are integrated into our platform.

Provider Quality Score. In the fourth quarter of 2018, we launched our proprietary provider quality score (“Q-Score”) to enhance our ability to recommend providers based on quality, in addition to cost and user convenience. Q-Score combines baseline provider metrics (years of experience, medical school degrees and board certifications) and third-party hospital and provider quality metrics with internally-derived outcomes metrics based on our analysis of our wealth of historical claims data. Based on these data inputs and our own proprietary algorithms, our platform is able to generate a Q-Score for approximately 80% of U.S. practitioners.

Castlight Genius Personalization Engine. Genius leverages our vast data resources to guide employees to the right available care, benefit program, or content based on their individual health needs. Genius works as follows:

•Genius uses our data sets to score our user population across clinical and wellbeing categories;
•Genius then stratifies these categories into 100+ different targeting segments; and

•Based on this segmentation and demographic data, Genius sends personalized educational content and recommendations to users. User outreach is delivered through channels such as email, mobile push notifications, and in-app and website.

Genius employs rules-based methods and machine learning models to segment the Castlight user population. During 2019, we doubled Genius’s segment-level targeting capacity to further enhance its personalization capabilities.

Third-Party Digital Health Ecosystem Program Integrations. We leverage our open architecture to simplify benefit vendor integration and management. Our platform integrates with nearly any vendor to create one seamless experience with third-party digital health applications and services across categories such as: activity tracking, biometric screening, financial wellness, health risk assessment, mental health and fitness, nutrition management, physical and behavioral health, resilience, second opinion, sleep management, weight coaching, and management of various specific conditions (e.g. heart health, diabetes, holistic wellbeing, maternal health, and medical decision support).

Comprehensive Employee Experience. We have designed our solutions to be the first place users go whenever they have a health benefits related need, wherever they are in their health journey. Whether a user is staying healthy or managing a condition, our solution engages them with personalized content and communication through branded and white-labeled websites and mobile applications.

Services-Oriented Architecture. We designed our platform with a services-oriented architecture, enabling us to extend its use beyond our own applications. This enables us to serve health plans and other entities wishing to leverage our technology within their own member-facing applications or user touch points. Our platform also includes services components such as pricing, personalization and provider directories.

Measurable Value. Since launching Castlight Complete in September 2018, we have demonstrated Complete’s ability to drive measurable value across three core areas: (i) user engagement; (ii) user behavior change; and (iii) medical cost savings that translate into a return on investment (“ROI”) on the customer’s Complete subscription costs. For example:

•User Engagement:
◦Registration and Return Rates: Complete drove a 60%-plus subscriber registration rate and a 38% monthly user return rate over the course of 2019.
◦Employee Experience: The Castlight Complete mobile app generated a Net Promoter Score of 75 in 2019. In addition, Complete's Apple App Store rating was 4.7 stars with more than 10,000 reviews in 2019.

•Behavior Change:
◦Appropriate care: 38% of registered Castlight users had a preventive office visit over the year compared with only 25% of non-users.
◦High-value provider: Employees using Complete received care in an emergency room 25% less often than non-users after being directed to more appropriate care options. Additionally, Complete has reduced medical spending, including approximately 12% reduction in labs and imaging costs for those who search for care within the Castlight app.
◦Program utilization: Complete achieved 1.4 to 2.4 times higher engagement in employer-offered health and wellness solutions that are integrated into the Complete platform.

•Medical Cost Saving/ROI: In the latest reporting period available, 2018, Complete customers typically achieved 1.4% medical cost savings. For an employer with 20,000 employees, this equates to over $2 million in medical cost savings.

Our Products

For Large Employers: We offer our platform through three packages which we sell through our direct sales force:

Care Guidance Navigator: Our Care Guidance Navigator (“Care Guidance”) empowers users to make better care decisions and navigate their employer-sponsored healthcare benefit programs through an experience tailored specifically for a user’s networks, health plans, care options, and programs. By helping individuals choose the right available benefit and right care option at the right time, Care Guidance Navigator seeks to improve user satisfaction with benefits while helping employers achieve medical costs savings.

Wellbeing Navigator: Our personalized, incentivized Wellbeing Navigator (“Wellbeing”) helps drive engagement across an employer’s entire benefits program. Wellbeing Navigator leverages a robust data set, advanced personalization and incentives to help drive engagement, improve health and increase employee satisfaction.

Complete Health Navigator: Complete Health Navigator (“Complete” or “Castlight Complete”) combines the full functionality of the Wellbeing Navigator and Care Guidance Navigator packages in one unified user experience. Complete addresses the unique needs of an organization and guides users through their entire health journey. Complete delivers personalized content and communications, whether users are working to stay healthy or managing a condition.

All the above Navigator packages include ecosystem integrations, the Castlight Genius personalization engine, and an engagement hub that aggregates all employee benefits, personalized recommendations and communications into one central location.

Castlight Care Guides: In October 2019, we announced the creation of a high-touch navigation service to complement our Navigator offerings. Castlight Care Guides combines Castlight’s personalized health navigation technology with a high-touch service to help navigate users to the best care for them. Examples include Care Guide support to assist users searching for care, understanding their benefits, challenging healthcare bills, or navigating a clinical need. With the addition of Castlight Care Guides, an employer can deploy both digital and high-touch navigation solutions and will no longer be limited to choose between the two options. We plan to make this solution broadly available in the third quarter of 2020.

For Health Plans:

White-Labeled Health Navigation Solutions: We offer white-labeled digital health navigation solutions to health plans. Currently, we power the Engage offering that Anthem deploys to its Anthem Blue Cross Blue Shield health plans in the United States. Engage delivers the personalized user experience of our platform to Anthem members with additional features available through deep integrations with Anthem’s own assets, such as the Anthem Health Guide concierge, Anthem’s clinical and care management programs, and Anthem’s gaps-in-care and clinical analytics. Engage is offered in multiple packages, including a more streamlined version that can be offered by Anthem to its smaller size clients. Engage is available to Anthem, Inc. national accounts and large group accounts.

Embedded Platform Technology Services: As part of the Anthem enterprise license agreement effective January 1, 2020, we provide Anthem with a non-exclusive license for some of our underlying health navigation platform technology services, such as transparency and personalization. We offer our platform’s underlying technology services to other health plans seeking to embed our platform functionality into their existing user experiences instead of offering a full white-labeled solution.

Our Services

We provide a range of services to help employers implement and maximize the value of our offering, including:

Implementation Services. We provide implementation services to our customers to help ensure successful deployment of our offering, including executing required data feeds, loading customer data, configuring products, integrating with third-party and other applications, communication and comprehensive testing. We also offer communications services to drive employee engagement with our offering that span educational presentations, email campaigns, print collateral and employer-specific media. Communications initiatives are typically run during open enrollment, time of product launch and periodically post launch, and are designed to drive employee engagement and change management. Fees for these services are included as part of our contracts.

User and Customer Support. We offer end user support to help ensure effective use of our platform. We provide telephonic, live chat and email support for employees and their families in the areas of account maintenance, technical issue resolution, and navigation of online services. We offer interactive sessions to our customers that help them understand the impact of our product through various standard and customized reporting and provide deeper insights about their employee populations with a focus on employee engagement. Fees for these services are included as part of our subscription contracts.

Marketplace: Store and Rewards Center. To help employers drive employee engagement with their benefits, we offer an online store where employers can offer third-party health products and services (e.g. fitness trackers) to their employees for use with Wellbeing Navigator’s activity tracking functionality. Additionally, we power a Rewards Center where employees can redeem incentive points for items such as contributions to their HSA accounts, gift cards, and donations to charity. Revenues from products sold through our online marketplace are recognized on a net basis principally because we are not the primary obligor to the end-customers.

Customers

Our customers consist primarily of large self-insured employers and health plans, representing a wide range of industries, such as education, manufacturing, retail, technology and government, and includes some of the largest employers in the United States. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or health plan, or a distinct business unit of a large corporation, which has entered into a master subscription agreement with us to access our platform, including customers that are in the process of deploying our platform to their users.

In October 2019, we entered into a 30-month enterprise license agreement with Anthem, effective January 1, 2020, that extends and expands our existing relationship with Anthem first announced in 2015. The agreement includes our core care guidance technology, the Engage health navigation platform, and a new, non-exclusive license for some of our underlying health navigation platform technology services, such as transparency and personalization. With this new agreement, Anthem has moved from a channel partner for the Engage offering to a health plan customer.

Employees and Culture

We view our employees and company culture as critical assets for our business and a source of competitive strength. Our leadership team is focused on supporting our employees and fostering our unique culture. We believe this has enabled us to attract and retain some of the best minds in technology and health care to build and advance our platform.

As of December 31, 2019, we had a total of 463 full-time employees. We also engage contractors and consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Sales and Marketing

We have a hybrid sales model that leverages a national direct sales organization and partner relationships.

Our sales team comprises enterprise-focused field sales professionals who are organized into geography-based teams. Our field professionals target large, self-insured U.S. employers and health plans. The sales team is supported by a sales operations staff, including product technology experts, lead generation professionals and sales data experts.

We also have a team of professionals who maintain relationships with key industry participants including benefit consultants, brokers, group purchasing organizations, and health plan partners. These partners can support our sales efforts to varying degrees by sourcing prospects, and working in collaboration with our direct sales team during the sales process. Through these relationships, we believe we are able to reach a broader set of potential customers and leverage existing relationships to promote our health benefits platform and products.

We also generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. These programs target human resource executives and benefits leaders in addition to senior business leaders and health care and benefits channel partners, and include value-add research and learning opportunities for potential customers, channel marketing, demand generation activities, field marketing events, direct e-mail campaigns and participation in user conferences, industry events, trade shows and customer conferences.

Technology and Operations

We have designed our technology infrastructure to provide a highly available and secure multi-tenant, cloud-based offering. Our multi-tenant platforms allow us to use a standard data model and consistent management practices for all customers with multiple possible configurations, while securely partitioning each customer’s application data. This approach provides significant operating leverage and improved efficiency as it helps us reduce our fixed cost base and minimize unused capacity on our hardware.

The architecture, deployment and management of our technology are focused on:

•Scalability. We have developed a robust and scalable data architecture infrastructure, which allows for automated loading and normalization of numerous data sources, including billions of claim transactions in our data warehouse.

•Standardization. Our technology assimilates structured and unstructured data from disparate sources, and employs unique algorithms to convert these data into user-friendly information for our users. Additionally, we operate using Service-Oriented Architecture principles, with a platform of services that serve to deliver the application in a scalable and standardized way.

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

Compliance and Certifications

Our software services and data are located at independently managed and third-party data center hosting facilities. We require those vendors to obtain third-party security examinations relating to security and data privacy such as Service Organization Controls (“SOC”) SOC 1 or SOC 2 reports. Our vendors’ examinations are conducted at least every 12 months by an independent third-party auditor, and address, among other areas, physical and environmental safeguards for production data centers, data availability and integrity procedures, change management procedures and logical security procedures. An independent auditor conducts an annual SOC 2 Type II audit of our operating processes and procedures and HITRUST certifications of our security controls. Our annual internal audits are based upon the international standard ISO/IEC 27001 that addresses, among other things, security, data privacy and operational controls.

Strategic Relationships

Data Collaborations. We have relationships with many national and regional health plans, pharmacy benefit managers, dental insurers, behavioral health plans, and health savings plans to support our mutual customers. These collaborations provide us with claims, balance integrations and other data on behalf of our employer customers. We have developed technologies in collaboration with several payers including real-time integrated APIs. The increasing number of data integrations we have in place is helping to position us as a health navigation platform for our customers, and enables employers to consolidate many of their sources of benefits information into a single point of reference.

Benefit Consultants and Brokers. Our relationships with brokers and consultants complement our direct sales capabilities. Through these relationships, we gain the ability to reach a broader set of potential customers and leverage existing relationships to promote our health benefits platform and cross-pollinate customer opportunities.

Ecosystem Vendors. Castlight’s ecosystem provides access to pre-integrated digital health partners that we can resell to provide a more streamlined experience for our users. In addition to our sales partnerships, we also have performed over 1,000 third-party integrations for our customers that deliver effortless access to external benefit programs for our users.

Competition

Our market is still in an early stage of development, but is rapidly evolving and competitive. We currently face competition from both existing and emerging vendors across a variety of categories, from specialists in the care guidance and wellbeing areas of the market, to broader offerings that compete with our full health navigation platform. A listing of some of our common competitors, grouped by major category, includes:

•Care Guidance competitors, which include: independent vendors such as ClearCost Health, Sapphire Digital (formerly Vitals), Compass, Healthcare Bluebook, Accolade, HealthAdvocate, HealthSparq, and Quantum Health; and U.S. health plans such as Aetna Inc., Cigna Corporation, United Healthcare Group, Inc., and Health Care Services Corporation that bundle basic care guidance functionality into their offering;
•Wellbeing competitors, which include: Limeade, VirginPulse and Vitality; and
•Platform competitors, which include: United Healthcare Group’s Rally Health offering, and emerging competitors such as Evive, Welltok, and Sharecare.

The principal competitive factors in our industry include:

•ability to curate complex data from multiple sources and present it through an easy to navigate user interface;
•capability for customization through configuration, integration, security, scalability and reliability of products;
•ease of use and rates of user engagement;
•complementary technology platform and high touch services;
•breadth and depth of application functionality;
•competitive and understandable pricing;
•size of customer base and level of user engagement;
•depth of access to third-party data sources;
•ability to integrate with legacy enterprise infrastructures and third-party applications;
•ability to innovate and respond rapidly to customer needs and regulatory changes;
•domain expertise in benefits and health care consumerism;
•accessibility on any browser or mobile device;
•clearly defined implementation timeline; and
•customer branding and styling.

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

As of December 31, 2019, we had one issued patent and two patent applications pending in the United States. Our issued patent expires on July 27, 2031. We own and use trademarks on or in connection with our products and services, including both unregistered common law marks and issued trademark registrations in the United States and elsewhere. We have trademark applications pending to register marks in the United States. We have also registered numerous Internet domain names. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our products are more essential to establishing and maintaining our technology leadership position.

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

Strategic Acquisition

On April 3, 2017, we completed our acquisition of Jiff, Inc (“Jiff”). Jiff provided an enterprise health benefits platform that served as a central hub for employee wellbeing and employee benefit programs and is the foundation for our Wellbeing Navigator. The acquisition enabled us to develop a product offering that provides the full spectrum of wellbeing, healthcare decision support and an engagement hub all in one complete package.

Regulatory Environment

Participants in the health care industry are required to comply with extensive and complex laws and regulations in the United States at the federal and state levels as well as applicable international laws. Although many regulatory and governmental requirements do not directly apply to our business, our customers are required to comply with a variety of laws, and we may be affected by these laws as a result of our contractual obligations. Similarly, there are a number of legislative proposals in the United States, both at the federal and state level, which could impose new obligations in areas affecting our business. We have attempted to structure our operations to comply with applicable legal requirements, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives.

Healthcare Reform

Our business could be affected by changes in health care laws, including without limitation, the Patient Protection and Affordable Care Act (“ACA”), which was enacted in March 2010. The ACA has changed how health care services are covered, delivered and reimbursed through expanded coverage of individuals, changes in Medicare program spending and insurance market reforms. Ongoing government and legislative initiatives may bring about other changes.

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

Requirements Regarding the Privacy and Security of Personal Information

U.S.-HIPAA and Other Privacy and Security Requirements. There are many U.S. federal and state laws and regulations related to the privacy and security of personal health information. For example, the California Consumer Privacy Act (“CCPA”), is a major new state law poised to affect the privacy landscape globally and allows the California Attorney General to impose fines for CCPA violations. The CCPA went into effect on January 1, 2020 and the earliest the California Attorney General may bring an enforcement action under the CCPA is July 1, 2020. The CCPA is applicable to our business and, as such, we implemented changes to our business operations aimed at compliance with the CCPA. However, the CCPA will likely require further changes to our business once the California Attorney General finalizes the draft regulations.

Additionally, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, collectively HIPAA, establishes privacy and security standards that limit the use and disclosure of protected health information and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Our health plan customers, as well as health care clearinghouses and certain providers with which we may have or may establish business relationships, are covered entities that are regulated under HIPAA. The Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010, significantly expanded HIPAA’s privacy and security requirements. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” who are independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Under HIPAA and our contractual agreements with our customers, we are considered a “business associate” to our customers and thus are directly subject to HIPAA’s privacy and security standards. In order to provide our covered entity customers with services that involve the use or disclosure of protected health information, HIPAA requires our customers to enter into business associate agreements with it. Such agreements must, among other things, require us to:

•limit how we will use and disclose the protected health information;
•implement reasonable administrative, physical and technical safeguards to protect such information from misuse;
•enter into similar agreements with our agents and subcontractors that have access to the information;
•report security incidents, breaches and other inappropriate uses or disclosures of the information; and
•assist the customer in question with certain duties under the privacy standards.

                In addition to HIPAA regulations, we may be subject to other state and federal privacy laws, including laws that prohibit unfair or deceptive practices and laws that place specific requirements on use of data. We cannot provide assurance regarding how the various privacy and security laws will be interpreted, enforced or applied to our operations.

International Privacy Requirements. International Privacy Requirements. In Europe, we are subject to the General Data Protection Regulation (“GDPR”) which replaced the 1995 European Union (“EU”) Directive on Data Protection in May 2018. GDPR includes operational requirements for companies that receive or process personal data of European Union residents, and includes significant penalties for non-compliance. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements that could increase the cost and complexity of delivering our services.

Data Protection and Breaches. In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of individuals’ personal information. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA, we must report breaches of unsecured protected health information to our contractual partners. Notification must also be made to HHS and, in certain circumstances involving large breaches, to the media. Under the GDPR, the data controller is required to report personal data breaches to the supervisory authority within 72 hours of discovery of the breach.

We have implemented and maintained physical, technical and administrative safeguards intended to protect all personal data, and have processes in place to assist our compliance with all applicable laws, regulations and contractual requirements regarding the protection of these data and properly responding to any security breaches or incidents. However, we cannot be sure that these safeguards are adequate to protect all personal data, or to assist us in complying with all applicable laws and regulations regarding the privacy and security of personal data, and responding to any security breaches or incidents. Furthermore, in many cases, applicable state laws, including breach notification requirements, are not preempted by the HIPAA privacy and security standards and are subject to interpretation by various courts and other governmental authorities, thereby complicating our compliance efforts. Additionally, state and federal laws regarding deceptive practices may apply to public assurances we give to individuals about the security of services we provide on behalf of our contractual customers.

Other Requirements. In addition to HIPAA, numerous other U.S. state and federal laws govern the collection, dissemination, use, access to and confidentiality of personally identifiable information, individually identifiable health information and health care provider information. Some states also are considering new laws and regulations that further protect the confidentiality, privacy and security of such information. In many cases, these state laws are not preempted by the HIPAA privacy standards and may be subject to interpretation by various courts and other governmental authorities. Further, Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.

We dedicate significant resources to protecting our customers’ and users' information, including confidential and protected health information (“PHI”). Our security strategy employs various practices and technology to control and protect access to sensitive information. In February 2019, our application and infrastructure received certification status from the Health Information Trust Alliance, or HITRUST, the healthcare industry group that certifies an entity’s material compliance with HIPAA, and various states’ security and privacy laws regarding the creation, access, storage or exchange of personal health and financial information. Our certification status signifies that we exhibit and are able to maintain high security standards of electronic PHI.

Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information, including all amendments to these filings, with the SEC. You may access our SEC filings, free of charge, from our website at www.castlighthealth.com under the “Investor Relations” tab promptly after such material is electronically filed with, or furnished to, the SEC. The SEC's website at www.sec.gov also has all the reports that we electronically file or furnish to the SEC. The information posted on or accessible through these websites is not incorporated into this filing.
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
Risks Related to Our Business
We rely on Anthem for a substantial portion of our sales, and if our relationships with Anthem, or others, are unsuccessful our sales results would be adversely affected and the growth of our business would be harmed.
        Our sales strategy relies on relationships we have developed with Anthem as well as relationships we have built or are working to build with other health plans, benefits consultants, brokers and other industry participants. We are continuing to invest in, and expect to continue to increase our reliance on, these types of relationships to access customers and grow our overall sales. However, there can be no assurance that these relationships will be successful, or will result in access to additional users or growth in sales. These relationships do not always meet our expectations and could fail for a variety of reasons, including changes in our partners’ business priorities, insufficient or misaligned incentives for our partners to assist us with sales, competition, or other factors.

In October 2019, we entered into new agreements with Anthem, Inc. (“Anthem”), whereby various services previously provided to Anthem’s customers on a disaggregated basis under separate service order forms have been consolidated under a Software-as-a-Service Agreement (the “SaaS Agreement”). Under the SaaS Agreement, Anthem is committed to paying us significant annual license fees for calendar years 2020 and 2021, and the first six months of 2022, which could constitute a substantial amount of our revenue for such periods. If the SaaS Agreement were to be terminated by Anthem under its terms, or if Anthem breaches the terms of the SaaS Agreement, our business could be materially and adversely harmed.

Our current growth strategy includes investing resources in pursuing relationships with other health plans to leverage what we have experienced with Anthem. Developing these relationships will take time, require significant upfront investment, and divert our attention from other opportunities. There is no guarantee that our efforts in this regard will yield additional relationships, and even if it does, there is no guarantee that we will receive a return on our investments.

In addition, our reliance on sales through, or facilitated by, third parties could put downward pressure on the total revenue we are able to generate, and could result in existing customers electing to use alternative or lower-functionality versions of our products that we may elect to provide through relationships. The concentration of a material portion of business with any given partner could also create tensions with other companies with which we do business, including health plans on whom we rely to receive data and offer our services.

        Certain relationships we will enter or have entered will require substantial investments of our resources to support these initiatives. We plan to invest resources into developing products that are targeted to the needs of current partners or potential future partners. There can be no assurance that the investments we make to develop and support these relationships, or the effort required to do so or the products resulting from those efforts, will provide a positive return on our investment in the near term, or at all.  If any of these events materialize, our business and results of operations could be materially adversely affected.
If our new products and services are not adopted by our customers, or if we fail to continue to innovate and develop new products and services that are adopted by customers, then our revenue and operating results will be adversely affected.
In prior years, we derived a substantial majority of our revenue from sales of our legacy care guidance platform, and our continued growth depends in part on our ability to successfully develop and sell new products and services to new and existing customers. In addition to our legacy core Castlight platform (now marketed as our care guidance solution), we continue to introduce a number of products and cross-sells, such as our latest offerings of Castlight Complete, Care Guidance Navigator, Wellbeing Navigator, and Castlight Care Guides, as well as health plan solutions. We have also invested, and will continue to invest, significant resources in research and development to enhance our existing offering and introduce new high-quality products and services. If existing customers are not willing to make additional payments for such new products, or if new customers do not value such new products, our business and operating results will be harmed. If we are unable to predict user preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively communicated and brought to market.
If our existing customers, including health plan customers, do not continue or renew their agreements with us, renew at lower fee levels or decline to purchase additional products and services from us, our business and operating results will suffer.
        We expect to derive a significant portion of our revenue from renewal of existing customer agreements, including existing and future agreements with health plan customers or prospective customers, and sales of additional products and services to existing customers. Revenue recognized in any quarter is largely derived from customer agreements signed in prior quarters. As a result, achieving a high renewal rate of our customer agreements and selling additional products and services is critical to our future operating results.

        We may experience significantly more difficulty than we anticipate in renewing existing customer agreements or in renewing them upon favorable terms. Factors that may affect the renewal rate for our offering, terms of those renewals, and our ability to sell additional products and services include:

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
•the potential for customers to use competing solutions developed by health plans themselves;
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

        We enter into master services agreements with our customers. These agreements generally have stated terms of three years. Our customers have no obligation to renew their subscriptions for our offering after the term expires. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers. Factors that are not within our control may contribute to a reduction in our contract revenue. For instance, our customers may reduce their number of employees, which would result in a corresponding reduction in the number of employee users eligible for our offering and thus a lower aggregate monthly services fee. Our future operating results also depend, in part, on our ability to sell new products and services to our existing customers. If our direct or indirect customers fail to renew their agreements, renew their agreements upon less favorable terms or at lower fee levels, or fail to purchase new products and services from us, our revenue may decline or our future revenue may be constrained.

        In addition, a significant number of our customer agreements allow customers to terminate such agreements for convenience at certain times, typically with one to three months advance notice. We typically incur expenses associated with integrating a customer’s data into our health care database and related training and support prior to recognizing meaningful revenue from such customer. Customer subscription revenue is not recognized until our products are implemented for launch, which is generally from three to 12 months from contract signing. If a customer terminates its agreement early and revenue and cash flows expected from a customer are not realized in the time period expected or not realized at all, our business, operating results and financial condition could be adversely affected.

Our growth depends in part on the success of our strategic relationships with third parties.
        In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including Anthem, Inc. In the future, this could include other health plans as well. We have continued to expand our ongoing relationship with Anthem, including Anthem’s offering of Engage, a Castlight-powered health navigation platform, and our development and support of the base technology underlying Anthem’s core care guidance offering. The culmination of these efforts was a license agreement entered into late 2019. This license agreement represents a substantial portion of our revenue and ARR, and if it is terminated early or not renewed, our business will suffer. In addition, adding new health plans as customers makes up a significant part of our go-forward strategy. If these health plans are slow to adopt our proposed solution, or adopt it in more limited ways than we expect, our operating result may be harmed.

Apart from health plan customers or potential customers, channel partners and data partners, our offering also includes the integration of products supplied by strategic partners, who offer complementary products and services. We rely on these strategic partners in the timely and successful deployment of our offering to our customers. If the products provided by these partners have defects or do not operate as expected, if the services provided by these partners are not completed in a timely manner, if our partners have organizational or supply issues, or if we do not effectively integrate and support products supplied by these strategic partners, then we may have difficulty with the deployment of our offering that may result in loss of, or delay in, revenues, increased service and support costs and a diversion of development resources. We also may compete in some areas with these same partners. If these strategic partners fail to perform or choose not to cooperate with us on certain projects, in addition to the effects described above, we could experience loss of customers and market share; and failure to attract new customers or achieve market acceptance for our products. Identifying partners, negotiating and documenting relationships and building integrations with them, requires significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with Anthem, or other third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our platform or increased revenue.
We operate in a competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed.

        The market for our products and services is competitive, and we expect the market to attract increased competition, which could make it hard for us to succeed. We currently face competition for portions of our offering from a range of companies, including healthcare information technology companies and specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. Our market is in an early stage of development, but is rapidly evolving and competitive. We currently face competition from both existing and emerging vendors across a variety of categories, from specialists in the care guidance and wellbeing areas of the market, to broader offerings that compete with our full health navigation platform. There are a number of independent companies we compete with across the various functions of our health navigation platform. Care Guidance competitors include Accolade, ClearCost Health, Sapphire Digital (formerly Vitals) Compass, HealthAdvocate, HealthSparq, Healthcare Bluebook, and Quantum Health. Wellbeing competitors include VirginPulse, Limeade and Vitality. Platform competitors include Evive, United Health Group (Rally Health), Sharecare, and Welltok.

        In addition, large, well-financed health plans, with whom we cooperate and on whom we depend in order to obtain the pricing and claims data we need to deliver our offering to customers, have in some cases developed or acquired their own wellbeing and care guidance tools and provide these solutions to their customers at discounted prices or often for free. These health plans include, for example, Aetna Inc., Cigna Corporation, and UnitedHealth Group, Inc. (Rally). Competition from specialized software and solution providers, health plans and other parties may result in pricing pressure, which may lead to price decline in certain product segments, which could negatively impact our sales, profitability and market share. In addition, if health plans perceive continued cooperation with us as a threat to their business interests, they may take steps that impair our access to pricing and claims data, or that otherwise make it more difficult or costly for us to deliver our offering to customers.

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

        Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we will discover additional problems that prevent our proprietary products from operating properly. We are currently developing new features and services in our proprietary software for all of our offerings. If any of our offerings fail to function reliably or fail to achieve customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients which would adversely affect our operating results.

        Moreover, data services that are as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. This includes products we develop ourselves, as well as those we integrate into our platform ecosystem and resell. Material performance problems, defects or errors in our existing or new software and products and services may arise in the future and may result from interface of our offering with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. These defects and errors, and any failure by us to identify and address them, could result in loss of revenue or market share, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our health benefits platform might discourage existing or potential customers from purchasing our offering from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating results.
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

        Additionally, large and demanding customers, who currently comprise the majority of our customer base, may request or require specific features or functions unique to their particular business processes, which increase our upfront investment in sales and deployment efforts and the revenue resulting from the customers under our typical contract length may not cover the upfront investments. If prospective large customers require specific features or functions that we do not offer, then the market for our offering will be more limited and our business could suffer.

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

        We have experienced significant growth since our inception, both organic and through acquisitions, which puts strain on our business, operations and employees. Future revenues may not grow at the same rates they have historically or may even stagnate or decline. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the reduction in workforce we implemented in 2018, or disposing of, or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. We must also attract, train and retain a significant number of qualified personnel in key areas such as research and development, sales and marketing, customer support, professional services, and management, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters is located in the San Francisco Bay Area.
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

        We have experienced additional challenges with managing our growth relating to our acquisition of Jiff and the resulting integration work it required. The operation and integration of the acquired technologies has required substantial financial costs and substantial management attention. If we fail to effectively manage the integrated solution in a proper manner, our business and financial results may suffer.

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
Our success depends largely upon the continued services of our key executive officers. We have in the past and may in the future experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, effective July 26, 2019, Maeve O’Meara assumed the role of Chief Executive Officer, following the departure of John C. Doyle, and Will Bondurant assumed the role of Chief Financial Officer, effective November 15, 2019. Transitions such as these may have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized.

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
        Our offering involves the storage and transmission of customers’ proprietary information, personally identifiable information, and protected health information of our customers’ employees and their dependents, which is regulated under HIPAA. Because of the extreme sensitivity of this information, the security features of our offering are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive customer or employee data, including HIPAA-regulated protected health information. A security breach or failure could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, and catastrophic events.

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
        We have incurred significant GAAP net losses in each year since our incorporation in 2008 and expect to continue to incur GAAP net losses for at least fiscal year 2020. We experienced GAAP net losses of $40.0 million, $39.7 million and $51.9 million during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $455.0 million. The GAAP losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We announced a restructuring program in July 2018 to reduce our workforce and better align our operations with evolving business needs, under which we reduced our expected expenses by approximately 12%. However, our estimates and forecasts relating to the success of our cost-savings measures may prove to be inaccurate. We anticipate that cost of revenue and operating expenses will increase in the foreseeable future as we seek to continue to grow our business, enhance our offerings and acquire additional customers. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased GAAP losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior GAAP losses, combined with our expected future GAAP losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur GAAP operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, or at all.
Our limited operating history makes it difficult to evaluate our current business and future prospects.
        We were founded in 2008, began building the first version of our care guidance platform in 2009, did not complete our first customer sale and implementation until 2010 and did not make substantial investments in sales and marketing until 2012. Jiff was founded in 2010 and had its first customer implementation in 2013 before being acquired by Castlight in April of 2017. The limited operating histories of these two businesses, standalone and as combined, limit our ability to forecast our future operating results and such forecasts are subject to a number of uncertainties, including our ability to plan for and model future growth.

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

        In addition, we have devoted substantial efforts to our acquisition of Jiff. We have undertaken these efforts based on our belief that our customers are interested in a combined suite of offerings that address both health benefit management and wellness needs. However, if customer demand for a combined suite of offerings is lower than expected, then our business will be harmed and our operating results will suffer.

Moreover, we are making significant investments in building a team and strategy to allow us to sell our solution to health plans, to power services they provide to their own customers. We have undertaken these efforts and made these investments based on our belief that health plan customers would prefer to use our solution, rather than build one of their own, or use a solution offered by one of our competitors. However, if health plan demand for our solution is lower than expected, then our business will be harmed and our operating results will suffer.
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
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•impacts of new accounting pronouncements.

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
Similarly, we will devote significant upfront costs to developing health plan relationships, through which we expect to our services to the health plans to power their own offerings. We expect these efforts to have long lead times and require significant upfront investment by us. As part of our sales efforts, these health plans may require specific features or functions unique to their own particular businesses. Our operating results will depend in substantial part also on our ability to deliver a successful experience and persuade health plans to maintain and grow our relationships over time. If we are unable to make meaningful sales to health plans, our business will be harmed and our operating results will suffer.
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
        In addition, in order to deliver current and potential future functionality of our full health navigation platform, including third-party integrated services, we need access to other resources and services that are largely or fully controlled by third-party integration partners. While we have developed, and expect to continue to develop, relationships with third parties in order to allow us and our customers to access these resources and services, we are exposed to the risk that third parties may limit or eliminate our access, which would hinder our ability to provide certain integrated health navigation functionality to our customers and harm our business.
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
        Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the year ended December 31, 2019, our top 10 customers by revenue accounted for approximately 27% of our total revenue. In calculating our top 10 customers by revenue, we include only direct customers, not channel partners. In addition, Anthem accounted for approximately 27% of total revenue for the year ended December 31, 2019 and we expect this revenue to increase both in absolute dollars and as a percentage of our revenue in upcoming periods. We expect this concentration to increase as we pursue our strategy of selling to health plans. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. For example, during the third quarter of 2018, one of our largest customers adopted a new benefits strategy and did not renew its agreement with us, and that agreement expired on December 31, 2018. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.
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
        The health care and wellness industries are heavily regulated and constantly evolving due to the changing political, legislative and regulatory landscape and other factors. Many health care and wellness laws are complex, and their application to specific services and relationships may not be clear. Further, some health care laws differ from state to state and it is difficult to ensure our business complies with evolving laws in all states. Our operations may be adversely affected by enforcement initiatives. By offering third-party partner applications we may become subject to additional regulations that don’t ordinarily apply to our own core business. Our failure to accurately anticipate the application of these laws and regulations to our business, or any other failure to comply with regulatory requirements, could create liability for us, result in adverse publicity and negatively affect our business. For example, failure to comply with these requirements could result in the unwillingness of current and potential customers to work with us. Federal and state legislatures and agencies periodically consider proposals to revise aspects of the legal rules applicable to the health care industry, or to revise or create additional statutory and regulatory requirements. Such proposals, if implemented, could impact our operations, the use of our offering and our ability to market new products and services, or could create unexpected liabilities for us. We cannot predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.
If we fail to comply with applicable health information privacy and security laws and other applicable state, federal and international privacy and security laws, we may be subject to significant liabilities, reputational harm and other negative consequences, including decreasing the willingness of current and potential customers to work with us.
        We are subject to data privacy and security regulation within the jurisdictions where our users reside; these regulations address matters central to our business, including privacy and data protection, personal information, content, data security, data retention and deletion, and user communications. For example, we are subject to HIPAA, which established uniform federal standards for certain “covered entities,” which include health care providers and health plans, governing the conduct of specified electronic health care transactions and protecting the security and privacy of protected health information (“PHI”). The Health Information Technology for Economic and Clinical Health Act (“HITECH”) which became effective on February 17, 2010, makes HIPAA’s privacy and security standards directly applicable to “business associates,” which are independent contractors or agents of covered entities that create, receive, maintain, or transmit PHI in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA’s requirements and seek attorney’s fees and costs associated with pursuing federal civil actions.

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
•private litigation by individuals adversely affected by any violation of HIPAA, HITECH or comparable laws for which we are responsible; and
•negative publicity, which may decrease the willingness of current and potential customers to work with us and negatively affect our sales and operating results.

        In addition, we are subject to various state laws, including the California Consumer Privacy Act (“CCPA”), which recently was enacted by California. The CCPA will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. It went into effect on January 1, 2020. Legislators may propose amendments to the CCPA, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted in practice. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

        We also have ongoing compliance obligations with respect to applicable portions of the EU General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, which we have to comply with to the extent we have applicable users in the European Union, and we cannot assure you that our compliance efforts will be effective. The introduction of new products or expansion of our activities may subject us to additional laws and regulations. We have incurred, and will continue to incur, significant costs to establish and maintain compliance with new regulations that may apply to us, which would negatively affect our operating results.
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

        For example, we currently derive the majority of our revenue from customers that are self-insured employers. The demand for significant portions of our offering depends on the need of self-insured employers to manage the costs of health care services that they pay on behalf of their employees. While the percentage of employers who are self-insured has been increasing over the past decade, there is no assurance that this trend will continue. Various factors, including changes in the health care insurance market or in government regulation of the health care industry, could cause the percentage of self-insured employers to decline, which would adversely affect the market for our offering and would negatively affect our business and operating results. Furthermore, such trends and our business could be affected by changes in health care spending resulting from changes in the law like we saw with the Patient Protection and Affordable Care Act. Under the ACA, the federal government and several state governments established public exchanges in which consumers can purchase health insurance. In the event that the ACA, any amendment or repeal of the ACA, or other changes to the legal landscape causes our customers to change their health care benefits plans or move to use of exchanges such that it reduces the need for our offering, or if the number of self-insured employers otherwise declines, we would be forced to compete on additional product and service attributes or to expend significant resources in order to alter our offering to remain competitive.

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2019 and 2018, our net cash used in operating activities was $17.4 million and $18.6 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation and integration of the Jiff and Castlight functionalities, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, it may be difficult to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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
We believe that a critical asset for our business, and a source of our competitive strength, is our unique company culture, which we believe fosters a high level of cross-functional collaboration and desire for excellence in our performance and product. As we grow and change, we may find it difficult to maintain these important aspects of our corporate culture. This was true in the case of the Jiff acquisition, and will be true of any acquisitions we may make in the future. Any such acquisitions may present additional challenges to our ability to maintain our corporate culture. Any failure to preserve our culture could also negatively affect our ability to attract and retain personnel, our reputation and our ability to continue to build and advance our offering and may otherwise adversely affect our future success.
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
        As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, provide a management report on our internal control over financial reporting on an annual basis. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will need to maintain and enhance these processes and controls as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. We ceased being an emerging growth company on December 31, 2019, and are now required to include an attestation report from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting annually. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.
If we are unable to conclude that our internal control over financial reporting is effective, or if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our reported operating results and harm our reputation. Internal control deficiencies could also result in a restatement of our financial results.

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

        Factors affecting our ability to achieve the benefits of potential acquisitions or strategic alliances could include:

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

        In addition, in prior acquisitions we completed, a significant portion of the purchase price was allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

        Past acquisitions also resulted, and other acquisitions and strategic transactions could also result, in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business or other strategic transaction fails to meet our expectations, our operating results, business and financial position may suffer.
Changes in accounting principles may cause previously unanticipated fluctuations in our financial results, and the implementation of such changes may impact our ability to meet our financial reporting obligations.
        We prepare our financial statements in accordance with U.S. GAAP which are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. For example, effective

January 1, 2018, we adopted Accounting Standard Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers. We adopted the requirements of the new standard utilizing the full retrospective method, which required us to recast prior reporting periods. While the adoption of the new standard did not change the cash flows we receive from our contracts with customers, the changes to our reporting practices and the fluctuations in our reported revenue could cause a decline and/or fluctuations in the price of our common stock.

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
        As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. Compliance with these requirements increases our legal and financial compliance costs and makes some activities more time consuming and costly. In addition, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, as we ceased to be an emerging growth company on December 31, 2019.

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
        Because of our dual class common stock structure, the holders of our Class A common stock, who in large part consist of our founders, early investors, directors, executives, employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they own less than 50% of the outstanding shares of our Class A and Class B common stock, combined. As of December 31, 2019, holders of our Class A common stock owned approximately 24% of the outstanding shares of our Class A and Class B common stock, combined, however, holders of our Class A common stock, including our executive officers and directors and their affiliates, have approximately 76% of the voting power of our outstanding capital stock with respect to the matters specified above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
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
•In certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of December 31, 2019, holders of our Class A common stock owned approximately 24% and holders of our Class B common stock owned approximately 76% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 76% and holders of our Class B common stock have approximately 24% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 24% and holders of our Class B common stock have approximately 76% of the total votes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in San Francisco, California, where we occupy a facility totaling approximately 31,000 square feet under a lease which expires in 2022. We use these facilities for administration, sales and marketing, research and development, engineering, customer support and professional services. We also lease office space in Sunnyvale, California totaling approximately 11,000 square feet under a lease that expires in 2025. We use this facility primarily for research and development. We also lease approximately 25,000 square feet of office space in Salt Lake City, Utah for customer support operations which expires in 2025. We believe that our existing facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

From time to time, we may become subject to legal proceedings, claims or litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patents or other intellectual property rights. If an unfavorable outcome were to occur in litigation, the impact could be material to our business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome.

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
Stockholders
As of December 31, 2019, there were 39 stockholders of record of our Class A common stock (not including beneficial holders of stock held in street name), as well as 66 stockholders of record of our Class B common stock (not including beneficial holders of stock held in street name).
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Composite Index and the S&P Software & Services Select Industry Index for the period beginning on December 31, 2014 through December 31, 2019. The graph assumes that $100 was invested at the market close on December 31, 2014 in the common stock of Castlight, NYSE Composite Index and the S&P Software & Services Select Industry Index. Data for the NYSE Composite Index and the S&P Software & Services Select Industry Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Total Return
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/2014
12/2015
12/2016
12/2017
12/2018
12/2019
Castlight
NYSE Composite Index
S&P Software & Services Select Industry Index

	12/2014	12/2015	12/2016	12/2017	12/2018	12/2019
Castlight Health, Inc.	$100.00	$36.50	$42.31	$32.05	$18.55	$11.37
NYSE Composite Index	$100.00	$93.58	$102.01	$118.17	$104.94	$128.36
S&P Software & Services Select Industry Index	$100.00	$107.62	$117.93	$151.00	$164.72	$223.91

Item 6. Selected Consolidated Financial Data
The following tables present selected historical consolidated financial data for our business. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and other information included elsewhere in this filing.
We derived the consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018, from our audited consolidated financial statements and the notes thereto included in Part II, Item 8 in this Annual Report on Form 10-K. We derived the consolidated statement of operations data as of the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements that are not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2019	2018	2017	2016	2015 (1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$137,393	$143,901	$121,368	$91,943	$70,350
Professional services and other	5,915	12,503	10,652	6,765	4,965
Total revenue, net	143,308	156,404	132,020	98,708	75,315
Cost of revenue:
Cost of subscription	34,067	34,691	28,410	16,463	12,417
Cost of professional services and other	25,007	25,498	18,242	15,403	21,351
Total cost of revenue	59,074	60,189	46,652	31,866	33,768
Gross profit	84,234	96,215	85,368	66,842	41,547
Operating expenses:
Sales and marketing	38,597	49,134	59,767	58,641	67,414
Research and development	58,994	61,355	54,502	40,460	30,077
General and administrative	27,981	25,620	28,825	26,859	24,274
Total operating expenses	125,572	136,109	143,094	125,960	121,765
Operating loss	(41,338)	(39,894)	(57,726)	(59,118)	(80,218)
Other income, net	1,336	188	618	432	298
Loss before income tax benefit	(40,002)	(39,706)	(57,108)	(58,686)	(79,920)
Income tax benefit	—	—	(5,206)	—	—
Net loss	$(40,002)	$(39,706)	$(51,902)	$(58,686)	$(79,920)
Net loss per share, basic and diluted (2)	$(0.28)	$(0.29)	$(0.41)	$(0.58)	$(0.85)
Weighted-average shares used to compute basic and diluted net loss per share (2)	145,172	137,686	125,534	100,798	93,753

	As of December 31,
	2019 (4)	2018	2017 (3)	2016	2015 (1)
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$43,017	$66,005	$61,319	$48,722	$19,150
Marketable securities	16,411	11,327	32,025	65,882	101,274
Working capital	40,563	56,650	62,257	90,303	96,384
Property and equipment, net	4,856	3,963	5,263	5,285	6,896
Total assets	242,784	253,514	279,883	183,498	173,274
Total deferred revenue	10,745	21,223	30,442	29,634	34,112
Total liabilities	69,910	58,843	68,326	48,970	54,920
Total stockholders’ equity	172,874	194,671	211,557	134,528	118,354
(1) The summary consolidated financial data for the year ended December 31, 2015 and as of December 31, 2015 does not reflect the adoption of ASC 606.
(2) Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.
(3) In 2017, we completed the acquisition of Jiff. Please refer to Note 5 –Business Combinations to the consolidated financial statements for a discussion of the allocation of the purchase consideration to the assets and liabilities acquired.
(4) The selected financial data for 2019 reflects the adoption of Accounting Standards Update 2016-02, Leases, and subsequent amendments (“ASC 842”). See Note 2 - Accounting Standards and Significant Accounting Policies for further detail. The selected financial data for prior years do not reflect the adoption of ASC 842.

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

Discussion and analysis of our 2017 fiscal year specifically, as well as the year-over-year comparison of our 2018 financial performance to 2017, are located in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019, which is available on our website at www.castlighthealth.com under the “Investor Relations” tab and the SEC’s website at www.sec.gov.

Overview
Castlight Health, Inc. (“Castlight”, “the Company” or “we”) provides health navigation solutions for large U.S. employers and health plans (“customers”) and their respective employees and members (“users”). Castlight’s offerings deliver a personalized and simplified user experience that helps connect individuals with the right provider or available benefit at the right time. Castlight’s navigation offerings have demonstrated measurable results, driving increased levels of user satisfaction and program utilization and lower healthcare costs for its customers and millions of users.

The foundation of Castlight’s solutions is its proprietary single stack software-as-a-service platform. We believe our platform is unique in its:

•Breadth and depth of data and partner integrations across the healthcare ecosystem;
•Personalization engine that leverages data from these integrations to customize each user experience and help steer users to the right benefits and providers;
•Comprehensive coverage across a user’s available wellbeing, healthcare and condition management benefits; and
•Ability to engage a user through digital (web, mobile app) and high-touch (telephonic) communication modes.

Our platform’s services-oriented architecture enables us to extend our technology for use beyond our own applications. This enables us to serve health plans and other entities seeking to leverage our Company’s technology within their own member-facing applications or user touch points.

We sell our platform as a suite of branded and white-labeled digital health navigation mobile applications and web services primarily to large, self-insured U.S. employers. We also sell branded product offerings through our direct sales force and partnerships with large benefits consultants, with a focus on serving large U.S. employers.

In July 2019, we expanded our strategy to focus on health plans as a customer and to package our products to support user experiences beyond those of Castlight-powered websites and applications. Specifically, we seek to leverage our white-labeled health navigation offering and our platform’s services-oriented architecture to power health navigation delivered through third-party digital interface, such as a health plan’s existing member app.

Since this strategic expansion, we have begun demonstrating proof points for our expanded strategy, including:

•In October 2019, we announced an enterprise license agreement with Anthem, Inc. (“Anthem”) that provides Anthem with access to key components of our platform. We are seeking opportunities to replicate this model with other health plans, such as U.S. regional health plans.

•In late 2019, we introduced a pilot of our high-touch navigation offering – Castlight Care Guides – as a supplemental service for our large employer customers. Care Guides will support Castlight users and help them with their health

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
navigation using Castlight’s core technology. We believe Castlight Care Guides will generate incremental user engagement and healthcare cost savings for our customers and users over time.

Castlight was incorporated in the State of Delaware in January 2008. Our principal executive offices are located in San Francisco, California.
Key Factors Affecting Our Performance

Sales of Products. Our revenue growth rate and long-term profitability are affected by our ability to sell products to new and existing customers, directly and through our channel partners. Additionally, we believe that there is a significant opportunity to sell subscriptions to add-on products as our customers become more familiar with our offering and seek to address additional needs.

Renewals of Customer Contracts. We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships.

Channel Partnerships. We have relationships with channel partners including Anthem in 2019, which complement our direct sales capabilities. These relationships allow deeper penetration into our market and enable us to promote our health benefits platform and products to create customer cross-sell opportunities. With the new agreement signed with Anthem effective January 1, 2020, Anthem has moved from a channel partner to a health plan customer.

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

Professional Services Model. We believe our professional services capabilities support the adoption of our subscription offerings. As a result, our sales efforts have been focused primarily on our subscription offering, rather than the profitability of our professional services business. Our professional services are generally priced on a fixed-fee basis and the costs incurred to complete these services, which consist mainly of personnel-related costs, have been greater than the amount charged to the customer. We also concluded that our implementation services are not distinct for accounting purposes. Accordingly, we recognize implementation services revenue in the same manner as the associated subscription revenue.

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

Signed Annual Recurring Revenue (“ARR”)

	As of
	December 31, 2019	December 31, 2018
	(in millions)
Signed Annual Recurring Revenue	$147.0	$150.5

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

Our ARR at December 31, 2019 was $147.0 million, compared to $150.5 million at December 31, 2018, representing a decrease of approximately 2.3%, primarily attributable to churn, partially offset by new customers, the Anthem enterprise license agreement and renewals.

Annual Net Dollar Retention Rate (“NDR”)

	Year Ended December 31,
	2019	2018
Annual Net Dollar Retention Rate	94%	82%
We assess our performance on customer retention by measuring our Annual Net Dollar Retention Rate. We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our NDR provides a measurement of our ability to increase revenue across our existing customer base through expansion of our additional products to existing customers, increases in user count for existing customers and customer renewals, as offset by terminations or pricing changes. The addition or loss of a significant customer or customers during the calendar year can have a significant impact on NDR. We calculate NDR for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. In calculating NDR, we exclude one-time fees. NDR does not include subscriptions by new customers contracted since the end of the most recently completed year. We observed an annual net dollar retention rate of 94% and 82% for our signed customer base, for the years ended December 31, 2019 and 2018, respectively. The NDR of 94% at the end of 2019 was primarily due to churn, partially offset by the Anthem agreement, upsells and cross-sells. See Note 3 - Revenue, Deferred Revenue, Contract Balances and Performance Obligations, under the caption “Anthem Agreement” for additional information.

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Components of Results of Operations
Revenue

We generate revenue from subscription fees from customers for access to the products they select. We also earn revenue from professional services primarily related to the implementation of our offering, including communications support to drive adoption by our customers’ employees and their dependents, products sold through our online marketplace and add-on subscription products made available from our other ecosystem partners.
Our subscription fees are based primarily on the number of users that employers identify as eligible to use our offering, which typically includes all of our customers’ employees and adult dependents that receive health benefits.
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
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Revenue:
Subscription	96%	92%	92%
Professional services and other	4%	8%	8%
Total revenue, net	100%	100%	100%
Cost of revenue:
Cost of subscription	24%	22%	21%
Cost of professional services and other	17%	16%	14%
Total cost of revenue	41%	38%	35%
Gross margin	59%	62%	65%
Operating expenses:
Sales and marketing	27%	32%	45%
Research and development	41%	39%	41%
General and administrative	20%	16%	22%
Total operating expenses	88%	87%	108%
Operating loss	(29)%	(25)%	(43)%
Other income, net	1%	—%	—%
Loss before income tax benefit	(28)%	(25)%	(43)%
Income tax benefit	—%	—%	(4)%
Net loss	(28)%	(25)%	(39)%

Revenue

	Year Ended December 31,
	2019	2018	2017	2018 to 2019 % change	2017 to 2018 % change
	(in thousands, except percentages)
Revenue:
Subscription	$137,393	$143,901	$121,368	(5)%	19%
Professional services and other	5,915	12,503	10,652	(53)%	17%
Total revenue, net	$143,308	$156,404	$132,020	(8)%	18%

2019 compared to 2018
Subscription revenue decreased $6.5 million, or 5%, primarily due to customer terminations in 2018 and 2019, partially offset by customer launches in 2018 and 2019. Professional services and other revenue decreased primarily due to revenue from non-recurring professional services in 2018.

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Costs and Operating Expenses

	Year Ended December 31,
	2019	2018	2017	2018 to 2019 % change	2017 to 2018 % change
	(in thousands, except percentages)
Cost of revenue:
Subscription	$34,067	$34,691	$28,410	(2)%	22%
Professional services and other	25,007	25,498	18,242	(2)%	40%
Total cost of revenue	$59,074	$60,189	$46,652	(2)%	29%
Gross margin (loss) percentage:
Subscription	75%	76%	77%
Professional services and other	(323)%	(104)%	(71)%
Total gross margin	59%	62%	65%
Gross profit	$84,234	$96,215	$85,368	(12)%	13%

2019 compared to 2018
Cost of subscription revenue decreased $0.6 million or 2%, primarily due to a decrease of $0.5 million in data fees.
Cost of professional services revenue decreased $0.5 million or 2%, primarily due to a decrease of $0.6 million in third-party contractor and professional service fees.
Gross margin for the year ended December 31, 2019 decreased primarily due to revenue decline.
Sales and Marketing

	Year Ended December 31,
	2019	2018	2017	2018 to 2019 % change	2017 to 2018 % change
	(in thousands, except percentages)
Sales and marketing	$38,597	$49,134	$59,767	(21)%	(18)%
2019 compared to 2018
Sales and marketing expense decreased $10.5 million or 21%, due to decreases of $7.6 million in employee-related costs, $0.5 million in marketing programs, $0.4 million in travel-related expenses, $0.4 million in allocated overhead, $0.3 million in third-party referral fees and $0.3 million in third-party contractor fees.

Research and Development

	Year Ended December 31,
	2019	2018	2017	2018 to 2019 % change	2017 to 2018 % change
	(in thousands, except percentages)
Research and development	$58,994	$61,355	$54,502	(4)%	13%
2019 compared to 2018
Research and development expense decreased $2.4 million or 4%, primarily due to $2.2 million in lease exit and related charges recorded in 2018.
General and Administrative

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017	2018 to 2019 % change	2017 to 2018 % change
	(in thousands, except percentages)
General and administrative	$27,981	$25,620	$28,825	9%	(11)%
2019 compared to 2018
General and administrative expense increased $2.4 million or 9%, due to increases of $0.9 million in third-party contractor and professional service fees, $0.5 million in legal costs, $0.4 million in employee-related costs and $0.4 million in taxes and fees.

Income tax benefit

The effective tax rate for 2019, 2018 and 2017 was 0.0%, 0.0% and 9.1%, respectively. As a result of the acquisition of Jiff in April 2017, the Company recorded a tax benefit of $5.2 million as a discrete item in the second quarter of 2017. This tax benefit is a result of the partial release of its existing valuation allowance since the acquired deferred tax liabilities from Jiff will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed. The Company's effective tax rate for 2019 and 2018 was primarily a result of the tax loss for the year and the change in valuation allowance.

Liquidity and Capital Resources

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(17,392)	$(18,551)	$(23,457)
Net cash (used in) provided by investing activities	(6,797)	19,222	34,610
Net cash provided by financing activities	1,201	4,015	1,625
Net (decrease) increase in cash, cash equivalents and restricted cash	$(22,988)	$4,686	$12,778

As of December 31, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $59.4 million, which were held for working capital purposes. Our securities are comprised of U.S. agency obligations, U.S. treasury securities and money market funds.
Since our inception, we have financed our operations primarily through sales of equity securities and receipts from our customers. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, the timing and extent of spending to support development efforts, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may in the future enter into these types of arrangements.
On April 3, 2017, Castlight, Jiff and Silicon Valley Bank agreed to refinance the existing term loan facility owed by Jiff to the Silicon Valley Bank. Refer to Note 10 – Debt to the consolidated financial statements for further information on debt.
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

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Operating Activities
For the year ended December 31, 2019, cash used in operating activities was $17.4 million. Cash used in operating activities resulted primarily from our net loss of $40.0 million, which includes $42.0 million in non-cash expenses. The non-cash adjustments to net loss included stock-based compensation expense of $15.0 million, amortization and impairment of deferred commissions of $10.8 million, depreciation and amortization of $5.9 million, amortization and impairment of deferred professional services fees of $5.2 million and non-cash operating lease expense of $5.3 million, partially offset by accretion of marketable securities of $0.2 million. Uses of cash included a decrease in deferred revenue of $10.5 million, an increase in deferred commissions of $5.3 million, an increase in accounts receivable of $4.6 million, primarily as a result of the timing of billings and collections, an increase in deferred professional costs of $1.7 million, a decrease in operating lease liabilities of $5.7 million and a decrease in accrued expenses and other liabilities of $3.8 million. These uses of cash were partially offset by an increase of $9.3 million in accounts payable due to the timing of payments and vendor invoicing and an increase in accrued compensation of $2.8 million.
For the year ended December 31, 2018, cash used in operating activities was $18.6 million. Cash used in operating activities resulted primarily from our net loss of $39.7 million, which include $45.5 million in non-cash adjustments. The non-cash adjustments to net loss included stock-based compensation expense of $18.1 million, amortization and impairment of deferred commissions of $13.1 million, depreciation and amortization of $6.9 million, amortization and impairment of deferred professional services fees of $5.3 million and lease exit and related charges of $2.6 million, partially offset by accretion of marketable securities of $0.5 million. Uses of working capital included a decrease in deferred revenue of $9.2 million, a decrease in accrued compensation of $8.0 million, an increase in deferred commissions of $5.7 million, an increase in accounts receivable of $4.9 million driven by 37% increase in billings year over year and the timing of billings and collections and an increase in deferred professional costs of $2.7 million. These uses of cash were partially offset by sources of working capital which included an increase of $5.7 million in accounts payable due to the timing of payments and vendor invoicing.
Investing Activities

Cash used in investing activities was $6.8 million for the year ended December 31, 2019. Cash used in investing activities was attributable to $4.8 million of purchases net of maturities of marketable securities and $2.0 million of purchases of property and equipment. Cash provided by investing activities was $19.2 million for the year ended December 31, 2018. Cash provided was primarily the result of the timing of purchases, sales and maturities of marketable securities, the net result of which was $21.2 million for the year ended December 31, 2018. These increases were partially offset by purchases of property and equipment, which were $2.0 million for the year ended December 31, 2018.

Financing Activities

For the year ended December 31, 2019, cash provided by financing activities was $1.2 million, primarily from cash proceeds from exercises of employee stock options of $3.1 million, partially offset by principal payments on long-term debt of $1.9 million. For the year ended December 31, 2018, cash provided by financing activities was $4.0 million, primarily from cash proceeds from exercises of employee stock options, partially offset by principal payments on long-term debt.
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
The amount of our backlog for subscription and professional services contracts was approximately $253.7 million and $156.8 million as of December 31, 2019 and 2018, respectively. The increase is primarily due to the enterprise license agreement with Anthem.

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Contractual Obligations and Commitments
Our principal commitments primarily consist of debt obligations, lease obligations for office space and data centers. As of December 31, 2019, the future non-cancellable minimum payments under these commitments were as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt maturities (1)	$3,254	$1,859	$1,395	$—	$—
Interest payments on long-term debt (1)	114	92	22	—	—
Operating leases for facilities and data centers (2)	20,124	7,002	9,710	2,757	655
Total	$23,492	$8,953	$11,127	$2,757	$655

(1)The above table assumes that our long-term debt is held to maturity, and the interest rate on our debt remains unchanged for the remaining life of the debt from the rate in effect at December 31, 2019. In addition to principal and interest payments, the Company is also required to pay $0.5 million as final payment on the earlier of maturity, termination or prepayment of the Term Loan. See Note 10 – Debt to our consolidated financial statements for additional information.
(2)Operating leases for facilities space and data centers represent our obligations under leases. Minimum payments have not been reduced by sublease rentals of $6.0 million due in the future under non-cancellable subleases. Excludes variable costs such as common area maintenance, insurance and tax payments for which the Company is also obligated. In 2019, these charges totaled approximately $0.7 million. See Note 13 – Leases to our consolidated financial statements for additional information.
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

We believe that certain of our significant accounting policies, which are described in Note 2 – Accounting Standards and Significant Accounting Policies to our consolidated financial statements, involve a greater degree of judgment and complexity. Accordingly, these are the policies that we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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
We determine revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.

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
Goodwill
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. If it is determined that it is more likely than not that its fair value is less than its carrying amount, we perform a quantitative impairment test of goodwill, in which the fair value of our single reporting unit is compared to its carrying value. Any excess of the goodwill carrying amount over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.
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

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee, consultant and non-employee director stock option awards, is measured and recognized in the financial statements based on fair value. The options assumed and awarded in connection with the acquisition of Jiff were valued using the Monte Carlo simulation model. The fair value of all other options and stock purchase rights under the employee stock purchase plan (“ESPP”) is estimated on the grant date using the Black-Scholes option-pricing model. The stock-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four years. For restricted stock units, fair value is based on the closing price of our Class B common stock on the grant date. For awards with performance based and service vesting conditions, compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied based on the accelerated attribution method.

Our option-pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Please refer to Note 15 – Stockholders' Equity and Stock Compensation to the consolidated financial statements for assumptions used in our valuation of stock options and shares under the ESPP.

Adoption of New and Recently Issued Accounting Pronouncements

Please refer to Note 2 – Accounting Standards and Significant Accounting Policies to the consolidated financial statements for a discussion of adoption of new and recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $59.4 million as of December 31, 2019 and $77.3 million as of December 31, 2018. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities and money market mutual funds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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

An immediate increase or decrease of 100-basis points in interest rates would result in an immaterial change in the market value of our investments as of December 31, 2019. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

We also have interest rate exposure as a result of our loan agreement, which provides a term loan and revolving credit facility, as described in Note 10 – Debt to the consolidated financial statements. The revolving credit facility expired on April 3, 2019, its termination date, and no borrowings were made under the facility through that date. We currently do not hedge the interest rate exposure on the term loan. At December 31, 2019, we had $3.3 million outstanding under the term loan that is subject to variable interest rates based on the prime rate as published in the money rates section of The Wall Street Journal. Changes in the prime rate will affect the interest on borrowings under the loan agreement. However, a 50-basis point increase in the interest rate on the term loan would not materially increase interest expense during 2019.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Castlight Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Castlight Health, Inc. (the Company) as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2010
San Francisco, California
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Castlight Health, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Castlight Health, Inc’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Castlight Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Francisco, California
February 28, 2020

CASTLIGHT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$43,017	$66,005
Marketable securities	16,411	11,327
Accounts receivable and other, net	31,397	26,816
Prepaid expenses and other current assets	4,645	3,680
Total current assets	95,470	107,828
Property and equipment, net	4,856	3,963
Restricted cash, non-current	1,144	1,325
Deferred commissions	14,718	20,142
Deferred professional service costs	6,711	10,133
Intangible assets, net	12,178	16,209
Goodwill	91,785	91,785
Operating lease right-of-use assets, net	13,906	—
Other assets	2,016	2,129
Total assets	$242,784	$253,514
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,596	$9,556
Accrued expenses and other current liabilities	10,454	15,454
Accrued compensation	8,770	5,975
Deferred revenue	10,173	20,193
Operating lease liabilities	5,914	—
Total current liabilities	54,907	51,178
Deferred revenue, non-current	572	1,030
Debt, non-current	1,395	3,254
Operating lease liabilities, non-current	11,823	—
Other liabilities, non-current	1,213	3,381
Total liabilities	69,910	58,843
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2019 and 2018; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2019 and 2018; 35,032,053 and 37,576,324 shares issued and outstanding as of December 31, 2019 and 2018, respectively	4	4
Class B common stock, $0.0001 par value; 800,000,000 shares authorized as of December 31, 2019 and 2018; 113,177,162 and 104,350,881 shares issued and outstanding as of December 31, 2019 and 2018, respectively	11	10
Additional paid-in capital	627,899	609,697
Accumulated other comprehensive income	2	—
Accumulated deficit	(455,042)	(415,040)
Total stockholders’ equity	172,874	194,671
Total liabilities and stockholders’ equity	$242,784	$253,514

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Subscription	$137,393	$143,901	$121,368
Professional services and other	5,915	12,503	10,652
Total revenue, net	143,308	156,404	132,020
Cost of revenue:
Cost of subscription (1)	34,067	34,691	28,410
Cost of professional services and other (1)	25,007	25,498	18,242
Total cost of revenue	59,074	60,189	46,652
Gross profit	84,234	96,215	85,368
Operating expenses:
Sales and marketing (1)	38,597	49,134	59,767
Research and development (1)	58,994	61,355	54,502
General and administrative (1)	27,981	25,620	28,825
Total operating expenses	125,572	136,109	143,094
Operating loss	(41,338)	(39,894)	(57,726)
Other income, net	1,336	188	618
Loss before income tax benefit	(40,002)	(39,706)	(57,108)
Income tax benefit	—	—	(5,206)
Net loss	$(40,002)	$(39,706)	$(51,902)
Net loss per share, basic and diluted	$(0.28)	$(0.29)	$(0.41)
Weighted-average shares used to compute basic and diluted net loss per share	145,172	137,686	125,534
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017
Cost of revenue:
Cost of subscription	$774	$1,017	$888
Cost of professional services and other	953	1,177	1,081
Sales and marketing	2,142	3,770	9,665
Research and development	6,100	7,214	7,415
General and administrative	5,034	4,954	4,954
See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(40,002)	$(39,706)	$(51,902)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale marketable securities	2	22	(22)
Other comprehensive income (loss)	2	22	(22)
Comprehensive loss	$(40,000)	$(39,684)	$(51,924)
See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A and B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2016	104,310,923	$10	$457,950	$—	$(323,432)	$134,528
Issuance of common stock related to acquisition, net	25,054,049	2	100,288	—	—	100,290
Vesting of restricted stock units	3,956,495	—	—	—	—	—
Exercise of stock options, net	1,217,808	1	2,355	—	—	2,356
Stock-based compensation	—	—	24,578	—	—	24,578
SAP warrant modification	—	—	1,729	—	—	1,729
Comprehensive loss	—	—	—	(22)	(51,902)	(51,924)
Balances as of December 31, 2017	134,539,275	$13	$586,900	$(22)	$(375,334)	$211,557
Vesting of restricted stock units	4,131,967	—	—	—	—	—
Exercise of stock options, net	3,255,963	1	4,479	—	—	4,480
Stock-based compensation	—	—	18,318	—	—	18,318
Comprehensive income (loss)	—	—	—	22	(39,706)	(39,684)
Balances as of December 31, 2018	141,927,205	$14	$609,697	$—	$(415,040)	$194,671
Vesting of restricted stock units	4,075,341	—	—	—	—	—
Exercise of stock options, net	2,206,669	1	3,059	—	—	3,060
Stock-based compensation	—	—	15,143	—	—	15,143
Comprehensive income (loss)	—	—	—	2	(40,002)	(40,000)
Balances as of December 31, 2019	148,209,215	$15	$627,899	$2	$(455,042)	$172,874

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(40,002)	$(39,706)	$(51,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,920	6,858	6,613
Stock-based compensation	15,003	18,132	24,003
Amortization and impairment of deferred commissions	10,768	13,105	10,026
Amortization and impairment of deferred professional service costs	5,242	5,268	4,225
Non-cash operating lease expense	5,315	—	—
Release of deferred tax valuation allowance due to business combination	—	—	(5,206)
Lease exit and related charges	—	2,634	—
Change in fair value of contingent consideration liability	—	—	(671)
Accretion and amortization of marketable securities	(238)	(516)	(83)
Expense related to expiration of SAP warrant	—	—	1,132
Gain on sale of investment in related party	—	—	(1,375)
Changes in operating assets and liabilities:
Accounts receivable and other, net	(4,581)	(4,883)	(2,799)
Deferred commissions	(5,344)	(5,735)	(9,888)
Deferred professional service costs	(1,686)	(2,735)	(4,181)
Prepaid expenses and other assets	102	178	1,645
Accounts payable	9,278	5,744	764
Operating lease liabilities	(5,726)	—	—
Accrued expenses and other liabilities	(3,760)	290	3,493
Deferred revenue	(10,478)	(9,219)	(1,943)
Accrued compensation	2,795	(7,966)	2,690
Net cash used in operating activities	(17,392)	(18,551)	(23,457)
Investing activities:
Proceeds from sale of investment in related party	—	—	5,500
Purchase of property and equipment, net	(1,953)	(2,014)	(2,544)
Purchase of marketable securities	(30,589)	(31,974)	(62,658)
Maturities of marketable securities	25,745	53,210	96,576
Business combination, net of cash acquired	—	—	(2,264)
Net cash (used in) provided by investing activities	(6,797)	19,222	34,610
Financing activities:
Proceeds from exercise of stock options	3,060	4,480	2,356
Principal payments on long-term debt	(1,859)	(465)	—
Payments of issuance costs related to equity	—	—	(731)
Net cash provided by financing activities	1,201	4,015	1,625

Net (decrease) increase in cash, cash equivalents and restricted cash	(22,988)	4,686	12,778
Cash, cash equivalents and restricted cash at beginning of period	67,330	62,644	49,866
Cash, cash equivalents and restricted cash at end of period	$44,342	$67,330	$62,644

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$43,017	$66,005	$61,319
Restricted cash included in Prepaid expenses and other current assets	181	—	—
Restricted cash, non-current	1,144	1,325	1,325
Total cash, cash equivalents and restricted cash	$44,342	$67,330	$62,644

Supplemental cash flow information:
Cash paid for interest	$188	$215	$117
Non-cash purchase consideration related to acquisition of Jiff	—	—	101,692
Purchase of property and equipment, accrued but not paid	854	93	188
Right-of-use assets obtained in exchange for new operating lease liabilities, net	1,950	—	—

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Castlight Health, Inc. (“Castlight”, “the Company” or “we”) provides health navigation solutions for large U.S. employers and health plans (“customers”) and their respective employees and members (“users”). Castlight’s offerings deliver a personalized and simplified user experience that helps connect individuals with the right provider or available benefit at the right time. Castlight’s navigation offerings have demonstrated measurable results, driving increased levels of user satisfaction and program utilization and lower healthcare costs for its customers and millions of users. The Company was incorporated in the State of Delaware in January 2008. The Company's principal executive offices are located in San Francisco, California.

Note 2. Accounting Standards and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations, financial position, stockholders' equity and cash flows. The consolidated financial statements include the results of Castlight and its wholly-owned U.S. subsidiaries.
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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We determine revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
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

Costs of Revenue

Cost of revenue consists of cost of subscription revenue and cost of professional services and other revenue.

Cost of subscription revenue primarily consists of data fees, employee-related expenses (including salaries, bonuses, benefits and stock-based compensation), hosting costs of its cloud-based subscription service, cost of subcontractors, expenses for service delivery (which includes call center support), allocated overhead, costs of data center capacity, amortization of internal-use software, depreciation of certain owned computer equipment and software, and amortization of intangibles related to developed technology and backlog.

Cost of professional services and other revenue consists primarily of employee-related expenses (including salaries, bonuses, benefits and stock-based compensation) associated with these services, cost of subcontractors, deferred and amortized professional services costs, travel costs and allocated overhead. The time and costs of the Company's customer implementations vary based on the source and condition of the data the Company receives from third parties, the configurations that the Company agrees to provide and the size of the customer.

Cost of subscription revenue is expensed as the Company incurs the costs. Cost of professional services and other revenue, to the extent it is incurred and is directly attributable to fulfillment of performance obligations under a customer contract, is deferred and amortized over the benefit period of five years.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. The Company's cash and cash equivalents generally consist of investments in money market mutual funds and U.S. agency obligations. Cash and cash equivalents are stated at fair value.

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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. For all periods presented, the allowance for doubtful accounts was not significant.

Deferred Commissions
Deferred commissions are the incremental costs that are incurred to obtain contracts with customers and consist primarily of sales commissions paid to the Company's sales force and channel partners. The commissions for initial contracts are deferred and amortized on a straight-line basis over a period of benefit that the Company has determined typically to be five years. The Company determined the period of benefit by taking into consideration the expected life of its subscription contracts, the expected life of the technology underlying its subscription services and other factors. Deferred commissions are recoverable through the Company’s future revenues. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. All costs deferred are reviewed for impairment quarterly.

Deferred Professional Service Costs

Deferred professional service costs are the direct costs incurred to fulfill subscription contracts that occur prior to the launch of the Company’s subscription services. Professional service costs, which primarily consist of employee related expenses attributable to launch activities, are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined typically to be five years for the same reasons as described in the deferred commissions disclosure above. Deferred professional service costs are recoverable through future revenues. Amortization of deferred professional service costs is included in cost of professional services and other revenue in the accompanying consolidated statements of operations. All costs deferred are reviewed for impairment quarterly.

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

Internal-Use Software

For the Company's development costs related to its cloud-based subscription service, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project and post-implementation stages are expensed as incurred. Capitalized software development costs are included as part of property and equipment and are amortized on a straight-line basis over the technology's estimated useful life, which is generally three years. The amortization expense is recorded as a component of cost of subscription revenue and was $0.0 million, $0.8 million, and $1.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company capitalized software development costs of $0.3 million for the year ended December 31, 2019. The Company did not capitalize any software development costs for the year ended December 31, 2018. Previously capitalized internal-use software was fully amortized by December 31, 2018.
Restricted Cash

Restricted cash is included in Prepaid expenses and other current assets or Restricted cash, non-current depending on the remaining term of the restriction and consists of letters of credit related to the Company’s leased office spaces.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill
The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. If it is determined that it is more likely than not that its fair value is less than its carrying amount, the Company performs a quantitative impairment test of goodwill, in which the fair value of the Company's single reporting unit is compared to its carrying value. Any excess of the goodwill carrying amount over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2019, no impairment of goodwill has been identified.
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

Leases

The Company determines if an arrangement is a lease and its classification at lease inception. Operating lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the lease commencement date to compute the present value of lease payments when the implicit rate is not readily determinable. ROU assets are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease amounts, less any lease incentives. The Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less. Lease terms do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised. Generally, lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company's lease agreements have both lease and non-lease components. The Company has elected to account for lease and non-lease components on a combined basis.

Stock-based Compensation
All stock-based compensation to employees is measured based on the grant-date fair value of the awards and recognized in the Company's consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company accounts for forfeitures as they occur. The options assumed and awarded in connection with the acquisition of Jiff were valued using the Monte Carlo simulation model. The Company estimates the fair value of all other stock options and stock purchase rights under the employee stock purchase plan using the Black-Scholes option valuation model. For restricted stock units, fair value is based on the closing price of the Company's Class B common stock on the grant date. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method. For awards with performance based and service vesting

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conditions, compensation expense is recognized over the requisite service period if it is probable that the performance-based condition will be satisfied based on the accelerated attribution method. For awards with market based and service vesting conditions, compensation expense is recognized over the requisite service period using the accelerated attribution method.

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

Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $0.1 million, $0.3 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Concentrations of Risk and Significant Customers

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.
The Company serves its customers and users from outsourced data center facilities located in the United States. The Company has internal procedures to restore all of its production customer facing services in the event of disasters at its facilities. Procedures utilizing currently deployed hardware, software and services at certain of the Company's disaster recovery locations allow its cloud-based service to be restored within 24 hours during the implementation of the procedures to restore services.
Significant customers are direct customers or channel partners that represent more than 10% of the total revenue for the most recent period presented or more than 10% of accounts receivable balance as of the most recent balance sheet date. No single direct customer accounted for more than 10% of total revenue for the year ended December 31, 2019. However, two direct customers accounted for approximately 16% and 14%, respectively, of accounts receivable as of December 31, 2019.  Castlight had one channel partner, Anthem, Inc. (“Anthem”) that represented approximately 27% of total revenue for the year ended December 31, 2019, and approximately 24% of accounts receivable as of December 31, 2019. See Note 3 - Revenue, Deferred Revenue, Contract Balances and Performance Obligations, under the caption “Anthem Agreement” for additional information.
Recently Adopted Accounting Pronouncements
Leases
Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases, and subsequent amendments (“ASC 842”) using the modified retrospective method, and elected to apply the provisions at the beginning of the period of adoption. The guidance requires lessees to put all leases that have a term of more than one year on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a ROU asset for the right to use the underlying asset for the lease term.
As a result of the adoption of ASC 842 as of January 1, 2019, reporting periods beginning on and after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with prior accounting guidance under ASC 840. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019 an operating lease ROU asset of approximately $17.3 million and an operating lease liability of approximately $20.7 million. The difference between the operating lease ROU asset and lease liability resulted from the reclassification of the deferred rent liability to the operating lease ROU asset. The standard did not materially impact the Company’s consolidated statement of operations and had no impact on cash flows. See Note 13 - Leases for more information on leases.
Recently Issued Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software
(“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of this standard is not expected to have a significant impact on the Company’s financial position or results of operations.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Revenue, Deferred Revenue, Contract Balances and Performance Obligations
The Company sells to customers based in the United States through direct sales and indirect channels. Indirect channel revenue represented approximately 28% and 12% of the Company’s total revenue for the years ended December 31, 2019 and 2018, respectively.

Deferred revenue as of December 31, 2019 and December 31, 2018 was $10.7 million and $21.2 million, respectively. Contract assets as of December 31, 2019 and December 31, 2018 were $0.4 million and $1.0 million, respectively.

Revenue of $19.7 million and $28.1 million was recognized during the years ended December 31, 2019 and 2018, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company recorded favorable cumulative catch-up adjustments to revenue arising from changes in estimates of transaction price of $2.8 million and $1.1 million during the years ended December 31, 2019 and 2018, respectively.

The aggregate balance of remaining performance obligations from non-cancelable contracts with customers as of December 31, 2019 was $253.7 million. The Company expects to recognize approximately 50% of this balance over the next 12 months, with the remaining balance recognized thereafter. Remaining performance obligations are defined as deferred revenue and amounts yet to be billed for the non-cancelable portion of contracts.

Anthem Agreement

In October 2019, Castlight entered into a 30-month enterprise license agreement with Anthem, Inc., effective January 1, 2020, that extends and expands the Company's existing relationship with Anthem first announced in 2015. The agreement includes Castlight’s core care guidance technology, the Engage health navigation platform, and a new, non-exclusive license for some of Castlight’s underlying health navigation platform technology services, such as transparency and personalization. For these services, Anthem will pay the Company license fees of $168 million over 30 months. The Company will begin recognizing subscription revenue starting January 2020. With this new agreement, Anthem has moved from a channel partner for the Engage offering to a health plan customer.

Note 4. Deferred Costs

Changes in the balance of total deferred commissions and deferred professional service costs for the year ended December 31, 2019 are as follows (in thousands):

	As of December 31, 2018		Expense recognized	As of December 31, 2019
		Additions
Deferred commissions	$20,142	$5,344	$(10,768)	$14,718
Deferred professional service costs	10,133	1,820	(5,242)	6,711
Total deferred commissions and professional service costs	$30,275	$7,164	$(16,010)	$21,429

 These costs are reviewed for impairment quarterly. Impairment charges were $3.2 million and $1.9 million for the years ended December 31, 2019 and 2018, respectively.

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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        The Company has included the financial results of Jiff in the consolidated statements of operations from the date of acquisition. For the year ended December 31, 2017, $10.0 million of revenue, adjusted for the adoption of ASC 606 in 2018, attributable to Jiff was included in the consolidated results of operations, and the associated operating income was immaterial. The Company incurred $3.1 million of acquisition-related costs for the year ended December 31, 2017 that were recognized in general and administrative expenses.

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

Year Ended December 31, 2017
Total revenue	$135,588
Net loss	$(57,398)

        The pro forma revenue and net loss reflects material, nonrecurring adjustments, such as the tax benefit of $5.2 million recorded in 2017 that resulted from the acquisition, non-recurring acquisition-related compensation expense and non-recurring deferred revenue fair value adjustments.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Goodwill and Intangible Assets

Goodwill

Currently, all of the Company’s goodwill relates to the acquisition of Jiff. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. There were no changes to goodwill for the years ended December 31, 2019 and 2018.

Intangible assets, net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Subsequent to the end of the second quarter of 2019, the Company realized elevated churn related to legacy Jiff customers. As a result, the Company performed an analysis of realized churn and future forecasts and updated its estimate of the original useful life of customer relationships and backlog in the third quarter of 2019. The estimated useful life of customer relationships was revised from 10 years to six years, and the estimated useful life of backlog was revised from three years to 2.5 years. These updates in useful lives were accounted for as a change in accounting estimate and were applied prospectively to the remaining carrying amounts.

The following tables set forth the fair value components of identifiable acquired intangible assets (dollars in thousands):

	As of December 31, 2019
	Useful Life (in years)			Gross	Accumulated Amortization	Net
Customer relationships	6			$10,900	$(3,509)	$7,391
Developed technology	5			10,600	(5,830)	4,770
Backlog	2.5			1,500	(1,500)	—
Other acquired intangible assets	1	-	3	900	(883)	17
Total identifiable intangible assets				$23,900	$(11,722)	$12,178

	As of December 31, 2018
	Useful Life (in years)			Gross	Accumulated Amortization	Net
Customer relationships	10			$10,900	$(1,908)	$8,992
Developed technology	5			10,600	(3,710)	6,890
Backlog	3			1,500	(1,256)	244
Other acquired intangible assets	1	-	3	900	(817)	83
Total identifiable intangible assets				$23,900	$(7,691)	$16,209

Amortization expense from acquired intangible assets for the years ended December 31, 2019, 2018 and 2017 was $4.0 million, $4.0 million and $3.6 million and is included in cost of subscription, general and administrative, and sales and marketing expenses.

Future estimated amortization expense for acquired intangible assets is as follows (in thousands):

2020	$4,248
2021	4,232
2022	2,642
2023	1,056
Total estimated amortization expense	$12,178

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Marketable Securities
Marketable securities consisted of the following (in thousands):

	As of December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$13,602	$1	$—	$13,603
U.S. agency obligations	6,400	1	—	6,401
Money market mutual funds	8,736	—	—	8,736
	28,738	2	—	28,740
Included in cash and cash equivalents	12,329	—	—	12,329
Included in marketable securities	$16,409	$2	$—	$16,411

	As of December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$7,980	$—	$—	$7,980
U.S. agency obligations	18,158	—	—	18,158
Money market mutual funds	7,115	—	—	7,115
	33,253	—	—	33,253
Included in cash and cash equivalents	21,926	—	—	21,926
Included in marketable securities	$11,327	$—	$—	$11,327

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

There have been no changes in valuation techniques in the periods presented. There were no significant transfers between fair value measurement levels for the years ended December 31, 2019 and 2018. As of December 31, 2019 and December 31, 2018, there were no securities within Level 3 of the fair value hierarchy.

The following tables present information about the Company's assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2019
	Level 1	Level 2	Total
Cash equivalents:
Money market mutual funds	$8,736	$—	$8,736
U.S. treasury securities	—	3,593	3,593
Marketable securities:
U.S. agency obligations	—	6,401	6,401
U.S. treasury securities	—	10,010	10,010
	$8,736	$20,004	$28,740

	As of December 31, 2018
	Level 1	Level 2	Total
Cash equivalents:
Money market mutual funds	$7,115	$—	$7,115
U.S. agency obligations	—	14,811	14,811
Marketable securities:
U.S. agency obligations	—	3,347	3,347
U.S. treasury securities	—	7,980	7,980
	$7,115	$26,138	$33,253
Gross unrealized gains and losses for cash equivalents and marketable securities as of December 31, 2019 and December 31, 2018 were not material. The Company does not believe any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence as of December 31, 2019.
There were no realized gains or losses for the years ended December 31, 2019 and 2018. As of December 31, 2019 and December 31, 2018, all of the Company's marketable securities mature within one year.

Note 9. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2019	2018
Leasehold improvements	$2,834	$3,102
Computer equipment	8,126	6,860
Software	1,110	1,097
Internal-use software	2,925	2,925
Furniture and equipment	1,048	1,018
Construction in progress	1,164	—
Total	17,207	15,002
Accumulated depreciation	(12,351)	(11,039)
Property and equipment, net	$4,856	$3,963
Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 was $1.9 million, $2.8 million and $3.0 million, respectively. Depreciation is recorded on a straight-line basis.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Debt

Term Loan

In connection with the Company’s acquisition of Jiff, on April 3, 2017, the Company, Jiff and Silicon Valley Bank (“Bank”) agreed to refinance the existing term loan facility owed by Jiff to the Bank (the “Loan Agreement”) for approximately $5.6 million (the “Term Loan”). The Term Loan required interest-only payments for the period May 2017 through September 2018, followed by 36 monthly payments of principal and interest. Obligations under the Term Loan accrue interest at a floating per annum rate equal to the greater of (i) the prime rate as published in the money rates section of The Wall Street Journal minus 1% or (ii) 0%. The maturity date of the Term Loan is September 1, 2021.

In addition to principal and interest payments, the Company is also required to pay $0.5 million as final payment on the earlier of maturity, termination or prepayment of the Term Loan. The Company accrues for the final payment over the life of the Term Loan using the effective interest method. Interest expense related to the Term Loan was $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The future maturities of the Term Loan by year as of December 31, 2019 are as follows (in thousands):

2020	$1,859
2021(1)	1,395
Total future maturities of debt	$3,254
Less current maturities(2)	(1,859)
Debt, non-current	$1,395
(1) Excludes the $0.5 million required to be paid as final payment on the earlier of maturity, termination or prepayment of the Term Loan.
(2) Classified within accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2019.

Per the Loan Agreement the Company is subject to certain financial and reporting covenants and the debt obligations are secured by a security interest in the assets of the Company, excluding intellectual property and certain other exceptions. As of December 31, 2019, none of the financial covenants, which require the Company to maintain a certain minimum liquidity ratio, are applicable. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of December 31, 2019.

Revolving Line of Credit

The Loan Agreement also provided for an up to $25 million revolving credit facility (the “Revolving Line”). The Revolving Line expired on April 3, 2019, its termination date and no borrowings were made under the Revolving Line through that date.
Note 11. Related Party Transactions and Variable Interest Entity

In 2015, the Company made a preferred stock investment of $4.1 million and entered into a strategic alliance with Lyra Health (“Lyra”), a related party at the time of the investment. In the fourth quarter of 2017, the Company sold its investment in Lyra to a group of buyers that included related parties.

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

Because Lyra was a related party and potential buyers were also related parties, the Company formed an independent committee of the Company's board of directors (the “Independent Committee”), comprised solely of disinterested directors, to approve the sale. The Company engaged an independent third-party valuation expert to assist in determining the fair value of the Company's investment in Lyra. Based in part on the valuation performed, the Company negotiated a selling price of $5.5 million, which the Independent Committee approved after concluding that the transaction terms were fair to the Company. In

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017, the sale resulted in a pre-tax gain of $1.4 million which is recorded in other income, net within the consolidated statements of operations.

Note 12. Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2019	2018
Customer deposits related to online store	$786	$5,926
Other	9,668	9,528
Total	$10,454	$15,454
Accrued compensation consisted of the following (in thousands):

	As of December 31,
	2019	2018
Accrued commissions	$1,091	$379
Accrued bonuses	5,842	4,293
Other employee and benefits payable	1,837	1,303
Total	$8,770	$5,975

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Leases

The Company’s principal commitments primarily consist of obligations under leases for office space and data centers. The leases expire at various dates through 2025 and, in some cases, include renewal options. The exercise of an option is at the sole discretion of the Company. The Company subleases certain office facilities to third parties. All leases are classified as operating leases and the Company does not have finance leases. Information about these operating leases is disclosed in the following table (dollars in thousands):

Year Ended December 31, 2019
Lease cost:
Operating lease cost	$6,674
Variable lease cost (1)	702
Short-term lease cost	93
Sublease income	(2,693)
Total lease cost	$4,776

Other information:
Operating cash flows used in the measurement of operating lease liabilities	$7,085
Weighted-average remaining lease term - operating leases (in years)	3.3
Weighted-average discount rate - operating leases	7.52%
(1) Includes variable payments such as common area maintenance, property taxes and insurance.

As described in Note 2 - Accounting Standards and Significant Accounting Policies, the Company adopted ASC 842 as of January 1, 2019. As such, reporting periods beginning on and after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with prior accounting guidance under ASC 840. For these prior years, the Company recognized rent expense on a straight-line basis over the lease period and accrued for rent expense incurred but not paid. Rent expense for the years ended December 31, 2018 and 2017 was $3.5 million and $4.1 million, respectively.
In March 2018, the Company subleased a portion of its engineering office located in Mountain View, California reducing its total rent obligation by $2.4 million and recognized a one-time sublease loss of $0.9 million in research and development expense in the accompanying consolidated statement of operations in 2018.
During 2018, the Company recognized a lease exit charge of approximately $1.3 million related to the remaining engineering office space in Mountain View, California that the Company no longer utilizes. These charges were recorded in research and development expense in the accompanying consolidated statement of operations.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of Lease Liabilities

As of December 31, 2019, the future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

2020	$7,002
2021	5,998
2022	3,712
2023	1,358
2024 and later	2,054
Total lease payments	20,124
Less: Interest	(2,387)
Present value of lease liabilities	17,737
Less: current portion	(5,914)
Operating lease liabilities, non-current	$11,823

The Company had asset retirement obligations of $0.3 million as of December 31, 2019 and 2018.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Contingencies
Legal Matters

From time to time, the Company may become subject to legal proceedings, claims or litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patents or other intellectual property rights. If an unfavorable outcome were to occur in litigation, the impact could be material to the Company’s business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome. The Company accrues for loss contingencies when it is both probable that it will incur the loss and when it can reasonably estimate the amount of the loss or range of loss.
Note 15. Stockholders' Equity and Stock Compensation
Common Stock

The Company has two classes of common stock, Class A common stock and Class B common stock. Each share of Class A common stock and each share of Class B common stock has one vote per share except in certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined. In such circumstances, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share.

Each outstanding share of Class A common stock is convertible at any time at the option of the holder into one share of Class B common stock.

Employee Equity Plans

  The Company adopted a 2014 Equity Incentive Plan (“EIP”) that became effective on March 12, 2014 and serves as the successor to the Company's 2008 Stock Incentive Plan. Shares issued under the 2008 Stock Incentive Plan were Class A common stock, and shares issued under the EIP are Class B common stock. The Company's 2014 EIP authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance awards and stock bonuses. The Company began granting RSUs in the fourth quarter of 2014.

The Company adopted a 2014 Employee Stock Purchase Plan (“ESPP”) that became effective on March 13, 2014 that enables eligible employees to purchase shares of the Company's Class B common stock at a discount. A total of 6,000,000 shares of Class B common stock were initially reserved and available for issuance under the ESPP. The ESPP, as amended in 2019, provides for an initial three-month offering period commencing December 1, 2019, and for regular six-month offering periods beginning each March 1 and September 1 thereafter. On each purchase date, ESPP participants will purchase shares of the Company’s Class B common stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Class B common stock on the offering date or (ii) the fair market value of the Class B common stock on the purchase date.

Stock-Based Compensation to Employees
The assumptions used in the Black-Scholes option-pricing model were determined as follows:
Volatility. Volatility is based on the Company's expected volatility over the expected life of its stock awards. In the event that the Company does not have enough trading history for its Class B common stock, the expected volatility was derived from the historical stock volatilities of peer group companies within the Company's industry. In evaluating peer companies, the Company considered factors such as nature of business, customer base, service offerings and markets served.
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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future. Therefore, the Company uses an expected dividend yield of zero.

Fair Value of Common Stock. The Company has used the market closing price for its Class B common stock as reported on the New York Stock Exchange to determine the fair value of the Company's common stock.

Except for the stock options assumed and granted related to the Jiff acquisition, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2019			2018			2017
Volatility	57%	–	58%	57%			61%
Expected life (in years)	6.06	–	6.11	6.06			6.02
Risk-free interest rate	1.62%	–	2.57%	2.72%	–	2.74%	2.03%
Dividend yield	—%			—%			—%
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

	Year Ended December 31,
	2019	2018	2017
Volatility	*	*	75%
Risk-free interest rate	*	*	2.35%
Dividend yield	*	*	—%
* The Company has not used the Monte Carlo simulation model for stock option valuation after the acquisition of Jiff.

The Company used the following Black-Scholes assumptions in estimating the fair value of the shares under the ESPP:

Year Ended December 31, 2019
Volatility	55%
Expected life equals length of offering period (in years)	0.25
Risk-free interest rate	1.60%
Dividend yield	—%

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2019 is as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	6,265,223	$2.65	4.71	$3,499
Stock options granted	4,793,530	$1.58
Stock options exercised	(2,206,669)	$1.39
Stock options forfeited and canceled	(1,644,351)	$4.37
Balance at December 31, 2019	7,207,733	$1.94	7.37	$412
Vested or expected to vest at December 31, 2019	7,207,733	$1.94	7.37	$412
Exercisable as of December 31, 2019	2,684,116	$2.50	3.60	$412

The total grant-date fair value of stock options granted, excluding options assumed related to the Jiff acquisition in 2017, during the years ended December 31, 2019, 2018 and 2017 was $4.2 million, $0.3 million and $0.8 million, respectively.

The total grant-date fair value of stock options vested, including options assumed related to the Jiff acquisition in 2017, during the years ended December 31, 2019, 2018 and 2017 was $0.9 million, $3.4 million and $6.7 million, respectively.
The total intrinsic value of the options exercised, including options assumed related to the Jiff acquisition in 2017, during the years ended December 31, 2019, 2018 and 2017, was $2.3 million, $5.7 million and $2.6 million, respectively. The intrinsic value is the difference of the current fair value of the stock and the exercise price of the stock option.

As of December 31, 2019, the Company had $3.8 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.6 years.

Restricted Stock Units Activity

A summary of unvested restricted stock unit activity for the year ended December 31, 2019 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2018	9,528,602	$3.54
Restricted Stock Units granted (1) (2)	10,980,204	$2.32
Restricted Stock Units vested	(4,075,341)	$3.59
Restricted Stock Units forfeited and canceled (2)	(4,817,581)	$3.37
Balance at December 31, 2019	11,615,884	$2.44
(1) Includes performance stock units (“PSUs”) that were granted in the current year.
(2) Includes market-based RSUs that were granted in the current year, which were canceled due to employee termination.
The total grant-date fair value of RSUs granted during the years ended December 31, 2019, 2018, and 2017 was $25.5 million, $27.4 million, and $24.0 million respectively.
The total grant-date fair value of RSUs vested during the year ended December 31, 2019, 2018, and 2017 was $14.6 million, $17.3 million, and $19.8 million, respectively.
As of December 31, 2019, the Company had $25.9 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2019, the Company granted 0.9 million PSUs to certain employees. The number of shares that will vest, if any, depends on the achievement of certain performance targets, as determined by the compensation committee of the Company's board of directors. The PSUs will vest, subject to recipients' continued service, on the later of (i) the attainment of the performance targets and (ii) a year after the grant date. The compensation expense associated with the PSUs is recognized using the accelerated method. For the year ended December 31, 2019, the Company recognized compensation expense of approximately $0.5 million related to these performance awards and performance awards granted in 2018.

ESPP Activity

Stock-based compensation expense related to the ESPP was immaterial for the year ended December 31, 2019. As of December 31, 2019, the unrecognized stock-based compensation expense related to the ESPP was also immaterial, and is expected to be recognized over the remaining term of the current offering period.
Note 16. Income Taxes
Loss before income tax benefit was $40.0 million, $39.7 million and $57.1 million for years ended December 31, 2019, 2018 and 2017, respectively, all from domestic operations.

As a result of the Company's history of net operating losses and full valuation allowance against its net deferred tax assets, there was no current or deferred income tax provision for the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, as a result of the acquisition of Jiff in April 2017, the Company recorded an income tax benefit of $5.2 million. This tax benefit is a result of the partial release of its existing valuation allowance since the acquired deferred tax liabilities from Jiff will provide a source of income for the Company to realize a portion of its deferred tax assets, for which a valuation allowance is no longer needed.
Reconciliations of the statutory federal income tax benefit and the Company's effective tax benefit consist of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax at federal statutory rate	$(8,400)	$(8,338)	$(19,417)
State statutory rate (net of federal benefit)	(1,481)	(2,279)	(2,479)
Non-deductible stock compensation	79	(194)	106
Effect of U.S. tax law change	—	—	51,203
Change in valuation allowance	9,522	10,638	(30,974)
Benefit associated with Jiff Acquisition	—	—	(5,206)
Other	280	173	1,561
Income tax benefit	$—	$—	$(5,206)

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's net deferred tax assets were as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$122,564	$118,477
Deferred rent	—	914
Operating lease liabilities	4,517	—
Accrued compensation	1,949	1,230
Stock-based compensation	5,065	6,014
Other reserves and accruals	518	316
Property and equipment	528	509
	135,141	127,460
Valuation allowance	(122,995)	(115,298)
Deferred tax assets, net of valuation allowance	12,146	12,162
Deferred tax liability:
Intangibles	(3,156)	(4,191)
Deferred costs	(5,452)	(7,971)
Operating lease right-of-use assets, net	(3,538)	—
Deferred tax liability	(12,146)	(12,162)
Net deferred tax asset/(liability)	$—	$—

The Company provided a full valuation allowance for its net deferred tax assets as of December 31, 2019 and 2018, due to the uncertainty surrounding the future realization of such assets. Therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

The valuation allowance increased by $7.7 million during the year ended December 31, 2019, due to the increase in net operating losses for ongoing operations.

In connection with the adoption of ASC 842 in January 2019, the Company recognized a deferred tax asset in the amount of $4.5 million related lease liabilities and a deferred tax liability in the amount of $3.5 million for the year ended December 31, 2019. The net effect of these adjustments to the deferred tax asset and liability will be offset with an adjustment to the valuation allowance.
As of December 31, 2019, the Company had approximately $488.7 million of federal and $319.1 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards begin to expire in 2029.
As of December 31, 2019, the Company also had approximately $12.3 million and $13.3 million of research and development tax credit carryforwards available to reduce future taxable income, if any, for federal and California purposes, respectively. The federal credit carryforwards expire beginning in 2029, and the California research credits do not expire and may be carried forward indefinitely.
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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Gross unrecognized tax benefits at the beginning of the year	$22,188	$18,888	$13,568
Decreases for tax positions of prior years	—	—	(626)
Increases for tax positions related to the current year	3,530	3,300	5,946
Gross unrecognized tax benefits at the end of the year	$25,718	$22,188	$18,888
As of December 31, 2019, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the Company's tax rate.

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
The Company's policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. Due to the Company's net operating loss position, the Company has not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2019, 2018 or 2017.

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

The following table presents the calculation of basic and diluted net loss per share for the Company's common stock (in thousands, except per share data):

	Year Ended December 31,
	2019		2018		2017
	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(9,817)	$(30,185)	$(13,375)	$(26,331)	$(22,153)	$(29,749)
Weighted-average shares used to compute basic and diluted net loss per share	35,627	109,545	46,379	91,307	53,582	71,952
Basic and diluted net loss per share	$(0.28)	$(0.28)	$(0.29)	$(0.29)	$(0.41)	$(0.41)

The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock options and restricted common stock	18,824	15,794	19,669
Shares issuable under the ESPP	216	—	—
Warrants	115	115	115
	19,155	15,909	19,784

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Under the plan, participating employees may defer up to 90% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. The Company matches a portion of the employee contributions. The Company's contribution expense totaled $1.2 million, $1.3 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Note 20. Selected Quarterly Financial Data (unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in years 2019 and 2018 (in thousands, except per share data):

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenue	$35,490	$35,910	$35,461	$36,447
Gross profit	21,380	21,747	20,960	20,147
Net loss	(10,539)	(8,381)	(9,336)	(11,746)
Net loss per share, basic and diluted	(0.07)	(0.06)	(0.06)	(0.08)

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenue	$36,479	$37,784	$40,041	$42,100
Gross profit	21,536	22,054	25,246	27,379
Net loss	(14,444)	(13,958)	(7,265)	(4,039)
Net loss per share, basic and diluted	(0.11)	(0.10)	(0.05)	(0.03)

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management recognizes that there are inherent limitations in the effectiveness of any internal control and that effective internal control over financial reporting may not prevent or detect misstatements. In addition, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management, including our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of the Annual Report on Form 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated as of January 4, 2017, by and among Castlight Health, Inc., Neptune Acquisition Subsidiary, Inc. and Jiff, Inc.	8-K	001-36330	January 4, 2017	2.1
3.1	Restated Certificate of Incorporation.	10-Q	001-36330	May 12, 2014	3.1
3.2	Amended and Restated Bylaws.	10-Q	001-36330	May 12, 2014	3.2
4.1	Form of Class A Common Stock Certificate.	S-8	333-194566	March 14, 2014	4.8
4.2	Form of Class B Common Stock Certificate.	S-1	333-193840	March 3, 2014	4.1
4.3	Description of Castlight Health, Inc. Common Stock Registered under Section 12 of the Securities Exchange Act of 1934.					X
10.1**	Form of Indemnification Agreement.	S-1	333-193840	March 3, 2014	10.1
10.2**	2008 Stock Incentive Plan and forms of stock option agreement thereunder and restricted stock agreement.	S-1	333-193840	March 3, 2014	10.2
10.3**	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement and stock bonus agreement.	S-1	333-193840	March 3, 2014	10.3
10.4**	Form of restricted stock unit agreement; performance based	10-Q	001-36330	August 5, 2015	10.2
10.5**	Double Trigger Acceleration Policy.	S-1	333-193840	February 10, 2014	10.9
10.6	Lease Agreement by and between 150 Spear Street, LLC and the Registrant, dated May 21, 2015.	10-Q	001-36330	August 5, 2015	10.1
10.7	Amendment to the Lease Agreement by and between 150 Spear Street, LLC and the Company.	10-Q	001-36330	November 2, 2016	10.15
10.8**	Form of Executive Severance Agreement.	8-K	001-36330	July 11, 2016	10.1
10.9	Second Amended and Restated Loan and Security Agreement, as of April 3, 2017, by and among Silicon Valley Bank, Jiff Inc., and Castlight Health, Inc.	8-K	001-36330	April 3, 2017	10.1
10.10**	Jiff, Inc. 2010 Stock Plan and form of option agreement.	S-8	333-221191	October 27, 2017	99.1
10.11**	Job Offer Letter, dated as of July 26, 2017, by and between the Registrant and Eric Chan.	10-K	001-36330	March 1, 2019	10.16
10.12**	Promotion Letter, effective September 17, 2018, by and between the Registrant and Neeraj Gupta.	10-K	001-36330	March 1, 2019	10.18
10.13**	Offer Letter, dated as of July 26, 2019, by and between the Registrant and Maeve O’Meara.	10-Q	001-36330	July 31, 2019	10.1
10.14**	Offer Letter, dated as of July 26, 2019, by and between the Registrant and Siobhan Nolan Mangini.	10-Q	001-36330	July 31, 2019	10.2

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.15	Software as a Service (SaaS) Agreement, by and between Anthem, Inc. and Castlight Health, Inc. as of November 1, 2015, as amended on October 19, 2019.	8-K	001-36330	October 24, 2019	10.1
10.16	Service Order Form 5 to Software as a Service (SaaS) Agreement, Enterprise Services, by and between Anthem, Inc. and Castlight Health, Inc., dated October 19, 2019.	8-K	001-36330	October 24, 2019	10.2
10.17**	2014 Employee Stock Purchase Plan, as amended.	10-Q	001-36330	October 31, 2019	10.1
10.18**	Form of 2014 Employee Stock Purchase Plan enrollment/change form..	10-Q	001-36330	October 31, 2019	10.2
10.19**	Offer Letter, dated as of November 18, 2019, by and between the Registrant and Will Bondurant.					X
10.20**	Offer Letter, dated as of October 12, 2019, by and between the Registrant and Helen Kotchoubey.					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page of this annual report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1 *	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
32.2 *	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)					X

*	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, State of California.

CASTLIGHT HEALTH, INC.
Date:	February 28, 2020	By:	/s/ Maeve O'Meara
Maeve O'Meara
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maeve O'Meara and Will Bondurant or either of them his or her true and lawful attorney-in-fact and agents, each with the full power of substitution and re-substitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Maeve O'Meara	Chief Executive Officer and Director	February 28, 2020
Maeve O'Meara	(Principal Executive Officer)

/s/ Will Bondurant	Chief Financial Officer	February 28, 2020
Will Bondurant	(Principal Financial Officer)

/s/ Eric Chan	Chief Accounting Officer	February 28, 2020
Eric Chan	(Principal Accounting Officer)

/s/ Bryan Roberts	Chairman of the Board of Directors	February 28, 2020
Bryan Roberts

/s/ Seth Cohen	Director	February 28, 2020
Seth Cohen

/s/ Michael Eberhard	Director	February 28, 2020
Michael Eberhard

/s/ David Ebersman	Director	February 28, 2020
David Ebersman

/s/ Ed Park	Director	February 28, 2020
Ed Park

/s/ David B. Singer	Director	February 28, 2020
David B. Singer

/s/ Kenny Van Zant	Director	February 28, 2020
Kenny Van Zant

/s/ Judith K. Verhave	Director	February 28, 2020
Judith K.Verhave