Form 10-Q
period 2020-03-31
CASTLIGHT HEALTH, INC.
filed 2020-05-08
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or
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

Not Applicable
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

As of May 5, 2020, there were 35,032,053 shares of the Registrant’s Class A common stock outstanding and 114,484,826 shares of the Registrant’s Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	As of
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$37,681	$43,017
Marketable securities	6,009	16,411
Accounts receivable and other, net	38,073	31,397
Prepaid expenses and other current assets	5,256	4,645
Total current assets	87,019	95,470
Property and equipment, net	6,823	4,856
Restricted cash, non-current	1,144	1,144
Deferred commissions	12,653	14,718
Deferred professional service costs	6,220	6,711
Intangible assets, net	11,104	12,178
Goodwill	41,485	91,785
Operating lease right-of-use assets, net	12,334	13,906
Other assets	1,900	2,016
Total assets	$180,682	$242,784
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,299	$19,596
Accrued expenses and other current liabilities	10,445	10,454
Accrued compensation	4,305	8,770
Deferred revenue	13,730	10,173
Operating lease liabilities	5,430	5,914
Total current liabilities	47,209	54,907
Deferred revenue, non-current	588	572
Debt, non-current	930	1,395
Operating lease liabilities, non-current	10,618	11,823
Other liabilities, non-current	1,241	1,213
Total liabilities	60,586	69,910
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 35,032,053 shares and 35,032,053 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	4	4
Class B common stock, $0.0001 par value; 800,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 114,485,591 shares and 113,177,162 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	11	11
Additional paid-in capital	631,445	627,899
Accumulated other comprehensive income	13	2
Accumulated deficit	(511,377)	(455,042)
Total stockholders’ equity	120,096	172,874
Total liabilities and stockholders’ equity	$180,682	$242,784
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Subscription	$38,383	$33,806
Professional services and other	662	1,684
Total revenue, net	39,045	35,490
Cost of revenue:
Cost of subscription (1)	10,232	8,166
Cost of professional services and other (1)	4,241	5,944
Total cost of revenue	14,473	14,110
Gross profit	24,572	21,380
Operating expenses:
Sales and marketing (1)	10,472	9,215
Research and development (1)	13,822	15,725
General and administrative (1)	6,576	7,293
Goodwill impairment	50,300	—
Total operating expenses	81,170	32,233
Operating loss	(56,598)	(10,853)
Other income, net	263	314
Net loss	$(56,335)	$(10,539)
Net loss per share, basic and diluted	$(0.38)	$(0.07)
Weighted-average shares used to compute basic and diluted net loss per share	148,872	143,000

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2019
Cost of revenue:
Cost of subscription	$169	$219
Cost of professional services and other	116	265
Sales and marketing	672	627
Research and development	1,163	1,704
General and administrative	1,066	1,162

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(56,335)	(10,539)
Other comprehensive income:
Net change in unrealized gain on available-for-sale marketable securities	11	—
Other comprehensive income	11	—
Comprehensive loss	$(56,324)	$(10,539)

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2019	148,209,215	$15	$627,899	$2	$(455,042)	$172,874
Vesting of restricted stock units	923,693	—	—	—	—	—
Issuance of common stock upon exercise of stock options	142,729	—	155	—	—	155
Issuance of common stock under the ESPP	242,007	—	186	—	—	186
Stock-based compensation	—	—	3,205	—	—	3,205
Comprehensive loss	—	—	—	11	(56,335)	(56,324)
Balances as of March 31, 2020	149,517,644	$15	$631,445	$13	$(511,377)	$120,096

Balance as of December 31, 2018	141,927,205	$14	$609,697	$—	$(415,040)	$194,671
Vesting of restricted stock units	967,712	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,060,870	—	1,680	—	—	1,680
Stock-based compensation	—	—	4,017	—	—	4,017
Comprehensive loss	—	—	—	—	(10,539)	(10,539)
Balances as of March 31, 2019	143,955,787	$14	$615,394	$—	$(425,579)	$189,829

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(56,335)	$(10,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,535	1,344
Goodwill impairment	50,300	—
Stock-based compensation	3,186	3,977
Amortization and impairment of deferred commissions	2,383	2,491
Amortization and impairment of deferred professional service costs	925	969
Non-cash operating lease expense	1,400	1,282
Accretion and amortization of marketable securities	2	(126)
Changes in operating assets and liabilities:
Accounts receivable and other, net	(6,676)	(7,883)
Deferred commissions	(318)	(1,416)
Deferred professional service costs	(416)	(469)
Prepaid expenses and other assets	(494)	(751)
Accounts payable	(7,462)	(849)
Operating lease liabilities	(1,516)	(1,382)
Accrued expenses and other liabilities	19	(1,304)
Deferred revenue	3,573	3,495
Accrued compensation	(4,465)	(970)
Net cash used in operating activities	(14,359)	(12,131)
Investing activities:
Purchase of property and equipment	(1,264)	(204)
Purchase of marketable securities	(1,989)	—
Maturities of marketable securities	12,400	11,453
Net cash provided by investing activities	9,147	11,249
Financing activities:
Proceeds from exercise of stock options	155	1,680
Proceeds from ESPP offering	186	—
Principal payments on long-term debt	(465)	(465)
Net cash (used in) provided by financing activities	(124)	1,215

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,336)	333
Cash, cash equivalents and restricted cash at beginning of period	44,342	67,330
Cash, cash equivalents and restricted cash at end of period	$39,006	$67,663

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$37,681	$66,338
Restricted cash included in Prepaid expenses and other current assets	181	—
Restricted cash, non-current	1,144	1,325
Total cash, cash equivalents and restricted cash	$39,006	$67,663
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Description of Business
Castlight Health, Inc. (“Castlight” or “the Company”) provides health navigation solutions for large U.S. employers and health plans (“customers”) and their respective employees and members (“users”). Castlight’s offerings deliver a personalized and simplified user experience that helps connect individuals with the right provider or available benefit at the right time. Castlight’s navigation offerings have demonstrated measurable results, driving increased levels of user satisfaction and program utilization and lower healthcare costs for its customers and millions of users. The Company was incorporated in the State of Delaware in January 2008. The Company's principal executive offices are located in San Francisco, California.

Note 2. Accounting Standards and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include Castlight and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations, financial position, stockholders’ equity and cash flows. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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
•Assumptions used in the valuation of certain equity awards; and
•Assumptions used in the calculation of goodwill impairment, including the forecast of future cash flows and discount rate.

Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

Marketable Securities

The Company's marketable securities consist of U.S. agency obligations and U.S. treasury securities, with maturities at the time of purchase of greater than three months. Marketable securities with remaining maturities in excess of one year are classified as non-current. The Company classifies its marketable securities as available-for-sale at the time of purchase based on its intent and are recorded at their estimated fair value. Unrealized gains for available-for-sale securities are recorded in other comprehensive income/loss. Unrealized losses for available-for-sale securities are recorded in other comprehensive income/loss, unless the losses relate to deterioration in credit risk or if it is likely securities will be sold before the recovery of their cost basis. In these cases, the unrealized losses are reported in other income, net in the consolidated statement of operations.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Realized gains and losses are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations.

Concentrations of Risk and Significant Customers

The Company had one customer, Anthem Inc. ("Anthem"), that accounted for 44% of total revenue during the three months ended March 31, 2020 and 28% of accounts receivable as of March 31, 2020. Additionally, the Company had two customers that each accounted for approximately 11% of accounts receivable as of March 31, 2020.

Recently Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, and subsequent amendments (“ASC 326”). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The adoption of this standard did not have a material impact on the Company’s financial statements. The Company will continue to actively monitor the impact of the current coronavirus (“COVID-19”) pandemic on expected credit losses.

Effective January 1, 2020, the Company adopted ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined that the ASUs issued by the FASB during the three months ended March 31, 2020 are either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial results.
Note 3. Revenue, Deferred Revenue, Contract Balances and Performance Obligations

The Company sells to customers based in the United States. Starting January 1, 2020, the effective date of the Anthem enterprise license agreement, the Company began treating Anthem as a direct health plan customer rather than a channel partner. As a result, substantially all of the Company's revenues are generated through direct sales.

Deferred revenue as of March 31, 2020 and December 31, 2019 was $14.3 million and $10.7 million, respectively. Contract assets as of March 31, 2020 and December 31, 2019 were $2.7 million and $0.4 million, respectively. The increase in contract assets is primarily due to the Anthem enterprise license agreement.

Revenue of $6.5 million and $11.2 million was recognized during the three months ended March 31, 2020 and 2019, respectively, that was included in the Company’s deferred revenue balances at the beginning of the respective periods.

The Company recorded favorable cumulative catch-up adjustments to revenue of $1.7 million and $1.4 million during the three months ended March 31, 2020 and 2019, respectively, arising from changes in estimates of transaction price.

The aggregate balance of remaining performance obligations from non-cancelable contracts with customers as of March 31, 2020 was $229.2 million. The Company expects to recognize approximately 50% of this balance over the next 12 months, with the remaining balance recognized thereafter. Remaining performance obligations are defined as deferred revenue and amounts yet to be billed for the non-cancelable portion of contracts.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Deferred Costs

Changes in the balance of total deferred commissions and total deferred professional service costs during the three months ended March 31, 2020 are as follows (in thousands):

	As of December 31, 2019		Expense recognized	As of March 31, 2020
		Additions
Deferred commissions	$14,718	$318	$(2,383)	$12,653
Deferred professional service costs	6,711	434	(925)	6,220
Total deferred commissions and professional service costs	$21,429	$752	$(3,308)	$18,873

 These costs are reviewed for impairment quarterly. Impairment charges were $1.1 million for the three months ended March 31, 2020. Impairment charges for the three months ended March 31, 2019 were immaterial.
Note 5. Goodwill and Intangible Assets

Impairment

The Company determined that the significant decline in the U.S. economy as a result of the COVID-19 pandemic, together with the decline in the Company’s stock price, constituted a triggering event, which required the Company to perform interim impairment analyses related to its long-lived assets and goodwill during the first quarter of 2020. The impairment analysis for long-lived assets indicated that the assets were recoverable; therefore, no impairment was recorded. After assessing long-lived assets, the Company performed a goodwill impairment analysis and determined that the fair value of its only reporting unit exceeded its carrying value by approximately $50.3 million. The fair value was determined using the income approach. The Company believes that the income approach is the most reliable indication of fair value since it incorporates future estimated revenues and expenses for the reporting unit that the market approach may not directly incorporate. In addition to future estimated revenue and expenses, the determination of fair value included assumptions related to a discount rate.

The Company will continue to monitor its goodwill on a quarterly basis for indicators of impairment, including but not limited to, further declines in the stock price. Accordingly, there may be future impairments.

Goodwill

The Company’s goodwill relates entirely to the acquisition of Jiff in 2017. As of March 31, 2020, the gross amount of goodwill was $91.8 million and accumulated goodwill impairment was $50.3 million, all of which was recorded in the first quarter of 2020. The goodwill impairment did not involve any cash expenditures.

Intangible assets, net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Backlog and Other acquired intangible assets were fully amortized and written off during the three months ended March 31, 2020.

The following tables set forth the fair value components of identifiable acquired intangible assets (dollars in thousands):

	As of March 31, 2020
	Useful Life	Gross	Accumulated Amortization	Net
Customer relationships	6	$10,900	$(4,036)	$6,864
Developed technology	5	10,600	(6,360)	4,240
Total identifiable intangible assets		$21,500	$(10,396)	$11,104

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of December 31, 2019
	Useful Life			Gross	Accumulated Amortization	Net
Customer relationships	6			$10,900	$(3,509)	$7,391
Developed technology	5			10,600	(5,830)	4,770
Backlog	2.5			1,500	(1,500)	—
Other acquired intangible assets	1	-	3	900	(883)	17
Total identifiable intangible assets				$23,900	$(11,722)	$12,178

Amortization expense from acquired intangible assets for the three months ended March 31, 2020 and 2019 was $1.1 million and $0.9 million and is included in cost of subscription, sales and marketing, and general and administrative expenses.

Future estimated amortization expense for acquired intangible assets is as follows (in thousands):

Remainder of 2020	$3,174
2021	4,232
2022	2,642
2023	1,056
Total amortization expense	$11,104

Note 6. Marketable Securities

Marketable securities consisted of the following (in thousands):

	As of March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$2,002	$3	$—	$2,005
U.S. agency obligations	11,644	10	—	11,654
Money market mutual funds	12,337	—	—	12,337
	25,983	13	—	25,996
Included in cash and cash equivalents	19,983	4	—	19,987
Included in marketable securities	$6,000	$9	$—	$6,009

	As of December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$13,602	$1	$—	$13,603
U.S. agency obligations	6,400	1	—	6,401
Money market mutual funds	8,736	—	—	8,736
	28,738	2	—	28,740
Included in cash and cash equivalents	12,329	—	—	12,329
Included in marketable securities	$16,409	$2	$—	$16,411

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
There have been no changes in valuation techniques in the periods presented. There were no significant transfers between fair value measurement levels as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, there were no securities within Level 3 of the fair value hierarchy.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2020
	Level 1	Level 2	Total
Cash equivalents:
U.S. agency obligations	$—	$7,650	$7,650
Money market mutual funds	12,337	—	12,337
Marketable securities:
U.S. treasury securities	—	2,005	2,005
U.S. agency obligations	—	4,004	4,004
	$12,337	$13,659	$25,996

	As of December 31, 2019
	Level 1	Level 2	Total
Cash equivalents:
Money market mutual funds	$8,736	$—	$8,736
U.S. treasury securities	—	3,593	3,593
Marketable securities:
U.S. agency obligations	—	6,401	6,401
U.S. treasury securities	—	10,010	10,010
	$8,736	$20,004	$28,740
Gross unrealized gains for cash equivalents and marketable securities as of March 31, 2020 and December 31, 2019 were not material.
There were no realized gains or losses during the three months ended March 31, 2020. All of the Company’s securities as of March 31, 2020 and December 31, 2019 mature within one year.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Leasehold improvements	$4,734	$2,834
Computer equipment	8,114	8,126
Software	1,110	1,110
Internal-use software	3,878	2,925
Furniture and equipment	1,668	1,048
Construction in progress	128	1,164
Total	19,632	17,207
Less: accumulated depreciation	(12,809)	(12,351)
Property and equipment, net	$6,823	$4,856
Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $0.5 million and $0.5 million, respectively. Depreciation and amortization are recorded on a straight-line basis.
Note 9. Debt

Term Loan

The Company has a term loan facility (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that provided for a term loan of approximately $5.6 million (the “Term Loan”). Obligations under the Term Loan accrue interest at a floating per annum rate equal to the greater of (A) the prime rate as published in the money rates section of The Wall Street Journal (“Prime Rate”) minus 1% or (B) 0%. Interest on the Term Loan is payable monthly. The maturity date of the Term Loan is September 1, 2021.

In addition to principal and interest payments, the Company is also required to pay $0.5 million as final payment on the earlier of maturity, termination or prepayment of the Term Loan. The Company accrues for the final payment over the life of the Term Loan using the effective interest method.

The future maturities of the Term Loan by year as of March 31, 2020 are as follows (in thousands):

Remainder of 2020	$1,394
2021(1)	1,395
Total future maturities of debt	2,789
Less current maturities(2)	(1,859)
Debt, non-current	$930
(1) Excludes the $0.5 million required to be paid as final payment on the earlier of maturity, termination or prepayment of the Term Loan.
(2) Classified within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2020.

Per the Loan Agreement the Company is subject to certain reporting covenants and the debt obligations are secured by a security interest in the assets of the Company, excluding intellectual property and certain other exceptions. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of March 31, 2020.

On May 5, 2020, the Company entered into the Third Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with the Bank. The Amended Loan Agreement amended and restated its existing Loan Agreement. Under the Amended Loan Agreement, the Bank agreed to extend a $25.0 million revolving credit facility to the Company (the “Revolving Line”). Borrowings under the Revolving Line accrue interest at a floating per annum rate equal to the Prime Rate plus 1%, and such interest is payable monthly. The Company may request borrowings under the Revolving Line

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

prior to May 4, 2023, on which date the Revolving Line terminates. In relation to the Revolving Line, the Company is subject to certain financial and reporting covenants.

On April 22, 2020, the Company entered into a Paycheck Protection Program Loan (the “PPP Note”) sponsored by the Small Business Administration (the “SBA”) through the Bank, providing for $10.0 million in proceeds. The PPP Note was issued pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note was scheduled to mature on April 22, 2022, carried an interest rate of 1% per annum, and was subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act, including the debt forgiveness provisions contained therein. Following additional guidance issued by the SBA on April 23, 2020 that cast doubt on the ability of public companies to qualify for loans under the Paycheck Protection Program, the Company repaid the PPP Note on April 29, 2020.
Note 10. Contingencies
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
Note 11. Stock Compensation
Restricted Stock Units (“RSUs”) Activity

A summary of unvested restricted stock unit activity for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2019	11,615,884	$2.44
Granted	3,534,142	$1.21
Vested	(923,693)	$2.94
Forfeited and canceled	(1,679,626)	$2.94
Balance as of March 31, 2020	12,546,707	$1.99

As of March 31, 2020, there was a total of $22.2 million in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

The Company granted approximately 0.9 million performance stock units ("PSUs") during the third quarter of 2019. The number of shares that will eventually vest depends on achievement of certain performance targets, as determined by the compensation committee of the Company's board of directors. Once the performance is determined, the PSUs, if any, will vest, subject to recipients' continued service, on the later of (i) the attainment of the performance targets and (ii) a year after the grant date. The compensation expense associated with the PSUs is recognized using the accelerated method. For the three months ended March 31, 2020, the Company recognized compensation expense of approximately $0.2 million related to these performance awards.

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2020 is as follows:

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2019	7,207,733	$1.94	$412
Granted	749,111	$1.17
Exercised	(142,729)	$1.08
Forfeited and canceled	(344,855)	$2.02
Balance as of March 31, 2020	7,469,260	$1.87	$—

The total grant-date fair value of stock options granted during the three months ended March 31, 2020 and 2019 was $0.6 million and $0.4 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions:

	Three Months Ended March 31,
	2020	2019
Volatility	73%	57%
Expected life (in years)	6.11 - 6.12	6.06
Risk-free interest rate	0.84% - 1.47%	2.57%
Dividend yield	—%	—%

As of March 31, 2020, the Company had $3.9 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.5 years.
Employee Stock Purchase Plan
The Company used the following Black-Scholes assumptions in estimating the fair value of the shares under the 2014 Employee Stock Purchase Plan (the “ESPP”):

Three Months Ended March 31, 2020
Volatility	71%
Expected life equals length of offering period (in years)	0.5
Risk-free interest rate	0.95%
Dividend yield	—%

Stock-based compensation expense related to the ESPP was immaterial for the three months ended March 31, 2020. As of March 31, 2020, the unrecognized stock-based compensation expense related to the ESPP was also immaterial, and is expected to be recognized over the remaining term of the offering period.
Note 12. Income Taxes

The effective tax rate for the three months ended March 31, 2020 and 2019 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. At March 31, 2020, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2020		2019
	Class A	Class B	Class A	Class B
Net loss	$(13,257)	$(43,078)	$(2,741)	$(7,798)
Weighted-average shares used to compute basic and diluted net loss per share	35,032	113,840	37,189	105,811
Basic and diluted net loss per share	$(0.38)	$(0.38)	$(0.07)	$(0.07)

The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options and restricted stock units	20,016	14,477
Shares issuable under the ESPP	297	—
Warrants	115	115
Total	20,428	14,592

Note 14. Subsequent Event

On May 4, 2020, the Company announced its intent to undertake a program to reduce its workforce as part of the Company’s efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability for the Company in light of the ongoing economic challenges resulting from COVID-19 and its impact on the Company’s business (the “Program”). The Program involves the termination of approximately 60 employees, representing 13% of the Company’s headcount. Under the Program, the Company estimates that it will incur charges of approximately $1.8 million to $2.2 million, which will be related to employee severance and benefits costs, all of which are cash expenditures, the majority of which the Company expects to incur in the second quarter of 2020.

In addition, as part of its cost reductions in light of the COVID-19 pandemic, the Company has implemented reductions in base salary for its employees, effective May 16, 2020, consisting of a 30% reduction for the Company’s Chief Executive Officer, 25% reduction for the Company’s Chief Financial Officer, 20% reduction for members of the Company’s executive leadership team, and tiered reductions of 10-15% for other employees with salaries above $100,000, which the Company anticipates will last at least six months, and will be re-evaluated at that time. Members of the Company’s board of directors have also voluntarily agreed to forego 50% of their cash compensation for the duration of the employee salary reductions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding the impact our future results of operations, financial position and cash flows, our business strategy, expansion opportunities, results and outcomes for customers and users, plans and our objectives for future operations, and the impact of the coronavirus ("COVID-19") pandemic on our business and the U.S. and global economies are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.
Overview

Castlight Health, Inc. (“Castlight”, “the Company” or “we”) provides health navigation solutions for large U.S. employers and health plans (“customers”) and their respective employees and members (“users”). Castlight’s offerings deliver a personalized and simplified user experience that helps connect users with the right provider or available benefit at the right time. Castlight’s navigation offerings have demonstrated measurable results, driving increased levels of user satisfaction and program utilization and lower healthcare costs for its customers and millions of users.

The foundation of Castlight’s solutions is its proprietary single stack software-as-a-service platform. We believe our platform is unique in its:

•Breadth and depth of data and partner integrations across the healthcare ecosystem;
•Personalization engine that leverages data from these integrations to customize each user experience and help steer users to the right benefits and providers;
•Comprehensive coverage across a user’s available wellness, physical health and behavioral health benefits; and
•Ability to engage a user through digital (web, mobile app) and high-touch (telephonic) communication modes.

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

In July 2019, we expanded our strategy to focus on health plans as a customer and to package our products to support user experiences beyond those of Castlight-powered websites and applications. Specifically, we seek to leverage our white-

labeled health navigation offering and our platform’s services-oriented architecture to power health navigation delivered through third-party digital interface, such as a health plan’s existing member app or call centers.

Since this strategic expansion, we have begun demonstrating proof points for our expanded strategy, including:

•In October 2019, we announced an enterprise license agreement with Anthem, Inc. (“Anthem”) that provides Anthem with access to key components of our platform. We are seeking opportunities to replicate this model with other health plans, such as U.S. regional health plans.
•In late 2019, we introduced a pilot of our high-touch navigation offering – Castlight Care Guides – as a supplemental service for our large employer customers. Care Guides will support Castlight users by providing high touch channels for health navigation that leverages the same core technology powering our digital navigation platform. We believe Castlight Care Guides will generate incremental user engagement and healthcare cost savings for our customers and users over time.

In December 2019, a strain of coronavirus was reported in Wuhan, China, and began to spread globally, including to the United States and Europe, in the following months. The World Health Organization has declared COVID-19 to be a pandemic and a public health emergency of international concern. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world and many governments have closed most public establishments, including restaurants, workplaces and schools. Our health plan and corporate customers may be affected by the closure of offices, manufacturing sites, or country borders, among other measures being put in place around the world. Consequent increases in layoffs during the shutdown are having, and will continue to have, a negative impact on the demand for goods through global supply chains and production capacity, which affects the supply of goods for sale, and the ability to transport such goods. A negative impact on our customers may cause them to request extended payment terms, delayed invoicing, higher discounts, lower renewal amounts, delayed buying decisions or cancellations. Likewise, because we typically charge on a per-employee-per-month basis, if our current customers reduce their own workforces in response to the pandemic or otherwise, we could experience a corresponding reduction in revenue based on renewal or audit date in the customer's contract. The inability to travel and conduct face-to-face meetings can also make it more difficult to sell to our current and prospective customers for new business generation. Any of these circumstances will potentially have a negative impact on our financial results and liquidity in fiscal 2020.

As for our own business, the COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to full remote work including our call center function, and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

The extent of the impact of the COVID-19 on our future liquidity and operational performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers' operations and the impact to our sales and renewal cycles.

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

Channel Partnerships. We have relationships with channel partners which complement our direct sales capabilities. These relationships allow deeper penetration into our market and enable us to promote our health benefits platform and products to create customer cross-sell opportunities.

Ecosystem Partnerships: We have relationships with digital health partners that integrate with our platform to provide a more streamlined experience for our customers and users. We also have many third-party benefit solutions integrated with our products to enable simplified procurement and effortless access to these programs to our users. We believe these partnerships enable a single user experience that is essential to drive engagement and increase user satisfaction.

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

Professional Services Model. We believe our professional services capabilities support the adoption of our subscription offerings. As a result, our sales efforts have been focused primarily on our subscription offering, rather than the profitability of our professional services business. Our professional services are generally priced on a fixed-fee basis and the costs incurred to complete these services, which consist mainly of personnel-related costs, have been greater than the amount charged to the customer. We also concluded that our implementation services are not distinct for accounting purposes. Accordingly, we recognize implementation services revenue in the same manner as the associated subscription revenue, which is recognized on a straight-line basis, ratably over the contract term.

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

Signed Annual Recurring Revenue ("ARR")

	As of
	March 31, 2020	December 31, 2019
	(in millions)
Signed Annual Recurring Revenue	$142.4	$147.0

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

As of March 31, 2020, ARR totaled $142.4 million compared to $147.0 million as of December 31, 2019. The decrease of approximately 3% is primarily attributable to churn, partially offset by new customers and renewals.

Annual Net Dollar Retention Rate

	Year Ended December 31,
	2019	2018
Annual Net Dollar Retention Rate	94%	82%

We assess our performance on customer retention by measuring our Annual Net Dollar Retention rate (“NDR”). We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our NDR provides a measurement of our ability to increase revenue across our existing customer base through expansion of our additional products to existing customers, increases in user counts for existing customers and customer renewals, as offset by terminations or pricing changes. The addition or loss of a significant customer or customers during the calendar year can have a significant impact on NDR. We calculate NDR for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. In calculating NDR, we exclude one-time fees. NDR does not include subscriptions by new customers contracted since the end of the most recently completed year. We observed an annual net dollar retention rate of 94% and 82% for our signed customer base, for the years ended December 31, 2019 and 2018, respectively. The NDR of 94% at the end of 2019 was primarily due to churn, partially offset by our expanded agreement with Anthem, upsells and cross-sells.

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
Results of Operations

Outlook

There are many uncertainties regarding the current COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our customers, employees, vendors, business partners and communities. During these uncertain times, we have used our core technology to help users, customers and the community to navigate through the COVID-19 pandemic. The Castlight platform has supported our customers with COVID-19 education and communication of healthcare coverage changes, analytics to identify and support vulnerable populations and provided faster access to free ecosystem resources. We have also provided our symptom checker and COVID-19 testing site finder to the community at no charge, which is being used to power some well-known public resources nationwide. We believe Castlight is positioned to help the country to return to work through our efforts on testing and our relationships with large employers.

While we currently cannot predict the precise impact of the pandemic on our financial position and operating results with any level of certainty, we do expect that the pandemic will create some level of headwind for our business, as discussed above in "—Overview." We expect to continue to assess the evolving impact of the COVID-19 pandemic and intend to make adjustments to our responses accordingly.

During the first quarter of 2020, we recorded a $50.3 million non-cash goodwill impairment charge as a result of our reduced market capitalization and the impact of COVID-19 on the U.S. economy at large. See Note 5 - Goodwill and Intangible Assets to the condensed consolidated financial statements for additional information.

On May 4, 2020, the Company announced its intent to undertake a program to reduce its workforce as part of the Company’s efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability for the Company in light of the ongoing economic challenges resulting from COVID-19 and its impact on the Company’s business. In addition, as part of its cost reductions in light of the COVID-19 pandemic, the Company has implemented reductions in base salary for its employees, effective May 16, 2020. See Note 14 - Subsequent Event to the condensed consolidated financial statements for additional information.
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
Revenue:
Subscription	98%	95%
Professional services and other	2%	5%
Total revenue, net	100%	100%
Cost of revenue:
Cost of subscription	26%	23%
Cost of professional services and other	11%	17%
Total cost of revenue	37%	40%
Gross margin percentage	63%	60%
Operating expenses:
Sales and marketing	27%	26%
Research and development	35%	44%
General and administrative	17%	21%
Goodwill impairment	129%	—%
Total operating expenses	208%	91%
Operating loss	(145)%	(31)%
Other income, net	1%	1%
Net loss	(144)%	(30)%

Revenue

	Three Months Ended March 31,
	2020	2019	% Change	$ Change
	(In thousands, except percentages)
Revenue:
Subscription	$38,383	$33,806	14%	$4,577
Professional services and other	662	1,684	(61)%	(1,022)
Total revenue, net	$39,045	$35,490	10%	$3,555

Subscription revenue for the three months ended March 31, 2020 increased by $4.6 million, or 14%, primarily due to the Anthem enterprise license agreement, customer launches, and a significant cancellation fee for one customer, partially offset by customer terminations. Professional services and other revenue decreased primarily due to lower implementation activities in the three months ended March 31, 2020.

Costs and Operating Expenses

	Three Months Ended March 31,
	2020	2019	% Change	$ Change
	(In thousands, except percentages)
Cost of revenue:
Subscription	$10,232	$8,166	25%	$2,066
Professional services and other	4,241	5,944	(29)%	(1,703)
Total cost of revenue	$14,473	$14,110	3%	$363
Gross margin (loss) percentage:
Subscription	73%	76%
Professional services and other	(541)%	(253)%
Total gross margin	63%	60%
Gross profit	$24,572	$21,380	15%	$3,192
Cost of subscription revenue for the three months ended March 31, 2020 increased by $2.1 million, or 25%, primarily due to increases of $1.0 million of employee-related expenses and $0.9 million of third-party contractor and professional service fees.
Cost of professional services revenue for the three months ended March 31, 2020 decreased by $1.7 million or 29%, primarily due to a decrease of $2.2 million of employee-related expenses, partially offset by an increase of $0.3 million of third-party contractor and professional service fees.

Gross margin for the three months ended March 31, 2020 increased primarily due to revenue increase of 10% compared to a 3% increase in the associated costs.

Sales and Marketing

	Three Months Ended March 31,
	2020	2019	% Change	$ Change
	(In thousands, except percentages)
Sales and marketing	$10,472	$9,215	14%	$1,257

Sales and marketing expense for the three months ended March 31, 2020 increased by $1.3 million, or 14%, primarily due to an increase of $1.2 million of employee-related expenses.

Research and Development

	Three Months Ended March 31,
	2020	2019	% Change	$ Change
	(In thousands, except percentages)
Research and development	$13,822	$15,725	(12)%	$(1,903)

Research and development expense for the three months ended March 31, 2020 decreased by $1.9 million, or 12%, primarily due to a decrease of $1.4 million of employee-related expenses.

General and Administrative

	Three Months Ended March 31,
	2020	2019	% Change	$ Change
	(In thousands, except percentages)
General and administrative	$6,576	$7,293	(10)%	$(717)

General and administrative expense for the three months ended March 31, 2020 decreased by $0.7 million, or 10%, primarily due to a decrease in legal costs.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash used in operating activities	$(14,359)	$(12,131)
Net cash provided by investing activities	9,147	11,249
Net cash (used in) provided by financing activities	(124)	1,215
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,336)	$333
As of March 31, 2020, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $43.7 million, which were primarily held for working capital purposes. Our securities are comprised of U.S. agency obligations, U.S. treasury securities and money market funds.

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

We process vendor payments using a financial institution's credit card program, which carries a $20.0 million limit. We pay the financial institution monthly based on the terms of the credit card program.

On May 5, 2020, we entered into the Third Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with Silicon Valley Bank (the "Bank"). Under the Amended Loan Agreement, the Bank agreed to extend a $25.0 million revolving credit facility (the “Revolving Line”) to us. We may request borrowings under the Revolving Line prior to May 4, 2023, on which date the Revolving Line terminates. See Note 9 - Debt to the condensed consolidated financial statements for additional information.

We may be required to seek additional equity or debt financing in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.
Operating Activities

Cash used in operating activities for the three months ended March 31, 2020 and 2019 was $14.4 million and $12.1 million, respectively. Cash used in operations reflected our net loss of $56.3 million for the three months ended March 31, 2020, adjusted by $59.7 million in non-cash expenses, including goodwill impairment of $50.3 million, stock-based compensation of $3.2 million, amortization of deferred costs of $3.3 million, depreciation and amortization of $1.5 million and non-cash operating lease expense of $1.4 million. Uses of cash included an increase in accounts receivable of $6.7 million, primarily as a result of the timing of billings and collections. Other uses of cash included an increase in deferred costs of $0.7 million, an increase in other assets of $0.5 million, payments of operating lease liabilities of $1.5 million, a decrease in accounts payable of $7.5 million, primarily due to timing of payments and vendor invoicing, and a decrease in accrued compensation of $4.5 million primarily due to payout of 2019 bonuses. These uses of cash were partially offset by an increase in deferred revenue of $3.6 million.
Investing Activities

Cash provided by investing activities for the three months ended March 31, 2020 and 2019 was $9.1 million and $11.2 million, respectively. Net cash provided by investing activities during the three months ended March 31, 2020 was attributable to $10.4 million of maturities net of purchases of marketable securities, partially offset by $1.3 million of purchases of property and equipment.
Financing Activities

Cash used in financing activities was $0.1 million for the three months ended March 31, 2020 and cash provided by financing activities was $1.2 million for the three months ended March 31, 2019. Net cash used in financing activities during the three months ended March 31, 2020 was due to payments on long-term debt of $0.5 million, partially offset by proceeds from exercise of employee stock options of $0.2 million and proceeds from ESPP offering of $0.2 million.
Contractual Obligations and Commitments
Our principal commitments primarily consist of debt obligations and lease obligations for office space and data centers. Our existing lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised these options. Contractual agreements represent future cash commitments and liabilities under agreements with third parties and exclude purchase orders for goods and services. See Note 9 – Debt to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our borrowings. There were no other material changes in our contractual obligations from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

Other than our borrowings described in Note 9 - Debt and lease obligations, we do not have any other debt arrangements. We do not have any material non-cancelable purchase commitments as of March 31, 2020.
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
Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies during the three months ended March 31, 2020, as described in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $43.7 million as of March 31, 2020 and $59.4 million as of December 31, 2019. These are invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash and cash equivalents are held for working capital and other general corporate purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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
An immediate increase or decrease of 100-basis points in interest rates would result in an immaterial change in the market value of our investments as of March 31, 2020. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

We also have interest rate exposure as a result of our borrowings as described in Note 9 – Debt to the condensed consolidated financial statements. We currently do not hedge this risk. As of March 31, 2020, we had $2.8 million of borrowings outstanding under the term loan. Borrowings outstanding under the term loan are subject to variable interest rates based on the prime rate as published in the money rates section of The Wall Street Journal. Changes in the prime rate will affect the interest on borrowings under the loan agreement. However, a 50-basis point increase in the interest rate on the term loan would not materially increase interest expense during 2020.
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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring the COVID-19 pandemic to minimize any impact of the situation on the design and operating effectiveness of our internal controls.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 10 - Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

In addition, our reliance on sales through, or facilitated by, third parties could put downward pressure on the total revenue we are able to generate, and could result in existing customers electing to use alternative or lower-functionality versions of our products that we may elect to provide through such relationships. The concentration of a material portion of business with any given partner could also create tensions with other companies with which we do business, including health plans on whom we rely to receive data and offer our services.

        Certain relationships we will enter, or have entered, will require substantial investments of our resources to support these initiatives. We plan to invest resources into developing products that are targeted to the needs of current partners or potential future partners. There can be no assurance that the investments we make to develop and support these relationships, or the effort required to do so or the products resulting from those efforts, will provide a positive return on our investment in the near term, or at all.  If any of these events materialize, our business and results of operations could be materially adversely affected.

The COVID-19 pandemic has had a material impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers, customers and users, which could adversely and materially impact our business, financial condition and results of operations.

The World Health Organization has declared the outbreak of the novel coronavirus that causes COVID-19 disease a pandemic and public health emergency of international concern. In March 2020, the President of the United States declared a State of National Emergency due to the COVID-19 outbreak. In addition, many jurisdictions have limited, and are considering to further limit, social mobility and gathering. As the COVID-19 pandemic develops, governments (at national, state and local levels), corporations and other authorities may continue to implement restrictions or policies that could adversely impact consumer spending, global capital markets, the global economy and our stock price.

The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to full remote work including our call center function, and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. In the first quarter of 2020, the shelter-in-place orders stemming from the COVID-19 pandemic have caused disruptions to our and many of our customers’ corporate operations. A prolonged disruption or any further unforeseen delay in our operations or within any of our business activities could continue to result in, increased costs and reduced revenue. We could also be adversely affected if government authorities impose additional restrictions on public gatherings, human interactions, mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products that affect us or our customers' businesses in a meaningful way. Moreover, there is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. Neither we, nor our customer or users, can say with certainty how long these measures will remain in place, or what the total impact on our respective businesses may be.

The COVID-19 pandemic may adversely affect our customers’ operations, our employees and our employee productivity. It may also impact the ability of our health plan and corporate customers, and their suppliers, to operate and fulfill their respective contractual obligations, and result in an increase in costs, delays or disruptions in performance. These supply chain effects, and the direct effect of the virus and the disruption on our employees and operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in many cases, are working remotely and using various technologies to perform their functions. We might experience delays or changes in customer demand, particularly if customer funding priorities change or if our buyers' budgets are cut which may cause terminations, non-renewals or price degradation. We may be required to increase infrastructure spending or other spending necessary to support a fully-remote workforce. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the COVID-19 pandemic and associated protective or preventative measures expand, we may experience a material adverse effect, either directly or indirectly through our customers, on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

If our new products and services are not adopted by our customers, or if we fail to continue to innovate and develop new products and services that are adopted by customers, then our revenue and operating results will be adversely affected.
In prior years, we derived a substantial majority of our revenue from sales of our legacy care guidance platform, and our continued growth depends in part on our ability to successfully develop and sell new products and services to new and existing customers. We continue to introduce a number of products and cross-sells, such as our latest offerings of Castlight Complete, Care Guidance Navigator, Wellbeing Navigator, Castlight Elevate and Castlight Care Guides, as well as health plan solutions. We have also invested, and will continue to invest, significant resources in research and development to enhance our existing offering and introduce new high-quality products and services. If existing customers are not willing to make additional payments for such new products, or if new customers do not value such new products, our business and operating results will be harmed. If we are unable to predict employer preferences or our industry changes, or if we are unable to modify our offering and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively communicated and brought to market.

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
•our continued ability to access the pricing and claims data necessary to enable us to deliver reliable data in our cost estimation and care guidance offering to customers;
•the stability, performance and security of our hosting infrastructure and hosting services;
•changes in health care laws, regulations or trends; and
•the business environment of our customers, in particular, headcount reductions by our customers (which may be further implicated by the current COVID-19 pandemic), which affect subscription fees we are able to bill for.

        We enter into master services agreements with our customers. These agreements generally have stated terms of three years. Our customers have no obligation to renew their subscriptions for our offering after the term expires. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers. Factors that are not within our control may contribute to a reduction in our contract revenue. For instance, our customers may reduce their number of employees, which would result in a corresponding reduction in the number of employee users eligible for our offering and thus a lower aggregate monthly services fee. Our future operating results also depend, in part, on our ability to sell new products and services to our existing customers. If our direct or indirect customers fail to renew their agreements, renew their agreements upon less favorable terms or at lower fee levels, or decline to purchase new products and services from us, our revenue may decline or our future revenue may be constrained.

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
        In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including Anthem, Inc. In the future, this could include other health plans as well. We have continued to expand our ongoing relationship with Anthem, including Anthem’s offering of Engage, a Castlight-powered health navigation platform, and our development and support of the base technology underlying Anthem’s core care guidance offering. The culmination of these efforts was a license agreement entered into late 2019. This license agreement represents a substantial portion of our revenue and ARR, and if it is terminated early or not renewed, our business will suffer. In addition, adding new health plans as customers makes up a significant part of our go-forward strategy. If these health plans are slow to adopt our proposed solution, or adopt it in more limited ways than we expect, or not at all, our operating result may be harmed.

Apart from health plan customers or potential customers, channel partners and data partners, our offering also includes the integration of products supplied by strategic partners, who offer complementary products and services. We rely on these strategic partners in the timely and successful deployment of our offering to our customers. If the products provided by these partners have defects or do not operate as expected, if the services provided by these partners are not completed in a timely manner, if our partners have organizational or supply issues, or if we do not effectively integrate and support products supplied by these strategic partners, then we may have difficulty with the deployment of our offering that may result in loss of, or delay in, revenues, increased service and support costs and a diversion of development resources. We also may compete in some areas with these same partners. If these strategic partners fail to perform or choose not to cooperate with us on certain projects, in addition to the effects described above, we could experience loss of customers and market share; and failure to attract new customers or achieve and maintain market acceptance for our products. Identifying partners, negotiating and documenting relationships and building integrations with them, requires significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with Anthem, or other third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our platform or increased revenue.
We operate in a competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed.

        The market for our products and services is competitive, and we expect the market to attract increased competition, which could make it hard for us to succeed. We currently face competition for portions of our offering from a range of companies, including healthcare information technology companies and specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. Our market is in an early stage of development, but is rapidly evolving and competitive. We currently face competition from both existing and emerging vendors across a variety of categories, from specialists in the care guidance and wellbeing areas of the market, to broader offerings that compete with our full health navigation platform. There are a number of independent companies we compete with across the various functions of our health navigation platform. Care Guidance competitors include Accolade, ClearCost Health, Sapphire Digital (formerly Vitals) Compass, HealthAdvocate, HealthSparq, Healthcare Bluebook, and Quantum Health. Wellbeing competitors include VirginPulse, Limeade and Vitality. Platform competitors include Evive, United Health Group (Rally Health), Sharecare, Grand Rounds and Welltok.

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
Our success depends largely upon the continued services of our key executive officers. We have in the past and may in the future experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, effective July 26, 2019, Maeve O’Meara assumed the role of Chief Executive Officer, following the departure of John C. Doyle, and Will Bondurant assumed the role of Chief Financial Officer, effective November 15, 2019. Transitions such as these may have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized. Moreover, if key personnel become ill due to the current COVID-19 pandemic, or otherwise, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed.
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
        We have incurred significant GAAP net losses in each year since our incorporation in 2008 and expect to continue to incur GAAP net losses for at least fiscal year 2020. We experienced GAAP net losses of $56.3 million (inclusive of a non-cash goodwill impairment charge of $50.3 million during the first quarter of 2020), $40.0 million, $39.7 million and $51.9 million for the three months ended March 31, 2020 and the years ended December 31, 2019, 2018 and 2017, respectively. As of March 31, 2020, we had an accumulated deficit of $511.4 million. The GAAP losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offering through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase in the foreseeable future as we seek to continue to grow our business, enhance our offerings and acquire additional customers. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased GAAP losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior GAAP losses, combined with our expected future GAAP losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur GAAP operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, or at all.
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

In addition, we have limited insight into trends that might develop and affect our business. If customer demand for a combined suite of offerings is lower than expected, our business will be harmed and our operating results will suffer. We might also make errors in predicting and reacting to relevant business, legal and regulatory trends, which could harm our business. If any of these events occur, it could materially and adversely affect our business, financial condition or results of operations.

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
•general economic, industry and market conditions, including the domestic and global macroeconomic impact of the current COVID-19 pandemic;
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

        Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the three months ended March 31, 2020, our top 10 customers by revenue accounted for approximately 72% of our total revenue. Of the top 10 customers, Anthem alone accounted for approximately 44% of total revenue for the three months ended March 31, 2020. We expect the top 10 concentration to increase as we pursue our strategy of selling to health plans. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. For example, during the third quarter of 2018, one of our largest customers adopted a new benefits strategy and did not renew its agreement with us, and that agreement expired on December 31, 2018. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.
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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the three months ended March 31, 2020 and 2019, our net cash used in operating activities was $14.4 million and $12.1 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation of and improvement to our applications' functionalities, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offering that we otherwise would not relinquish. In addition, it may be difficult to obtain financing in the public markets or to obtain debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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
        As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange (the “NYSE”), including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. Compliance with these requirements increases our legal and financial compliance costs and makes some activities more time consuming and costly. In addition, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, as we ceased to be an emerging growth company on December 31, 2019.

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
        Our offices and business operations may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters, epidemics, pandemics or other health crises (including the current COVID-19 pandemic) and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, our headquarters is located in the San Francisco Bay Area, a region known for seismic activity. Any disruptions in our operations stemming from catastrophic events, including as related to the repair or replacement of our office, could negatively impact our business and results of operations and harm our reputation. In addition, we may not carry business insurance sufficient to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, results of operations and financial condition. In addition, the facilities of significant customers, health plans or major strategic partners may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.
Risks Related to Our Class B Common Stock

If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our Class B common stock.

On March 30, 2020, we received written notification from the NYSE that the average closing price of our Class B common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average closing share price required to maintain listing under Section 802.01C of the NYSE Listed Company Manual. The notice has no immediate impact on the listing of our Class B common stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. Our Class B common stock is permitted to continue to trade on the NYSE under the symbol “CSLT,” but will have an added designation of “.BC” to indicate the status of the stock as “below compliance.”

We informed the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirements, which they acknowledged. We can regain compliance at any time during the six-month cure period following receipt of the notification if our Class B common stock has a closing share price of at least $1.00 on the last trading day of any calendar month during the cure period and also has an average closing share price of at least $1.00 over the 30-trading day period ending on the last trading day of that month. In addition, on April 23, 2020, we received notification by the NYSE that, as a result of a temporary relief order in connection with the COVID-19 pandemic, ongoing cure periods for listed companies would be tolled until June 30, 2020. As a result, the effective end date of the cure period applicable to us will be December 9, 2020.

Notwithstanding the foregoing, if we were to determine that we must cure the deficiency by taking an action that would require approval of our stockholders (such as a reverse stock split), we could also regain compliance by (i) obtaining the requisite stockholder approval for such action and (ii) implementing the action promptly thereafter, such that the price of our Class B common stock would promptly exceed $1.00 per share, provided that the price must remain above that level for at least the following 30 trading days. To address this action, we have included a proposal for such a reverse stock split in our definitive proxy statement dated April 24, 2020, but there can be no assurance that our stockholders will approve this proposal. While we are considering various options to cure the deficiency, it may take a significant effort to regain compliance with this continued listing standard, and there can be no assurance that we will be successful.

Our Class B common stock could also be delisted if (i) our average market capitalization over a consecutive 30 trading-day period is less than $15 million, or (ii) our Class B common stock trades at an “abnormally low” price. In either case, we would not have an opportunity to cure the deficiency, and, as a result, our Class B common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our Class B common stock, subject to our right to appeal under NYSE rules. If this were to occur, there is no assurance that any appeal we undertake in these or other circumstances would be successful, nor is there any assurance that we will continue to comply with the other NYSE continued listing standards.

Failure to maintain our NYSE listing could negatively impact us and our stockholders by reducing the willingness of investors to hold our Class B common stock because of the resulting decreased price, liquidity and trading of our Class B common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our Class B common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares in the future. Delisting may adversely impact the perception of our financial condition and cause reputational harm with investors and parties conducting business with us. In addition, the perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.
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
•the COVID-19 pandemic and any associated economic downturn;
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
        Because of our dual class common stock structure, the holders of our Class A common stock, who in large part consist of our founders, early investors, directors, executives, employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they own less than 50% of the outstanding shares of our Class A and Class B common stock, combined. As of March 31, 2020, holders of our Class A common stock owned approximately 23% of the outstanding shares of our Class A and Class B common stock, combined, however, holders of our Class A common stock, including our executive officers and directors and their affiliates, have approximately 75% of the voting power of our outstanding capital stock with respect to the matters specified above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
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
•In certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of March 31, 2020, holders of our Class A common stock owned approximately 23% and holders of our Class B common stock owned approximately 77% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 75% and holders of our Class B common stock have approximately 25% of the total votes with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 23% and holders of our Class B common stock have approximately 77% of the total votes.
Item 6. Exhibits
(a) Exhibits.

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1	Third Amended and Restated Loan and Security Agreement, entered into as of May 5, 2020 by and among Silicon Valley Bank, Jiff, Inc. and Castlight Health, Inc.	8-K	001-36330	May 7, 2020	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

*	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CASTLIGHT HEALTH, INC.
Date:	May 8, 2020	By:	/s/ Will Bondurant
Will Bondurant
Chief Financial Officer (Principal Financial Officer)