Form 10-Q
period 2020-06-30
CASTLIGHT HEALTH, INC.
filed 2020-07-31
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______ to ______
Commission File Number: 001-36330
CASTLIGHT HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1989091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 27, 2020, there were 35,028,171 shares of the Registrant’s Class A common stock outstanding and 115,602,861 shares of the Registrant’s Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	As of
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$44,274	$43,017
Marketable securities	—	16,411
Accounts receivable and other, net	33,175	31,397
Prepaid expenses and other current assets	5,643	4,645
Total current assets	83,092	95,470
Property and equipment, net	6,353	4,856
Restricted cash, non-current	1,144	1,144
Deferred commissions	11,719	14,718
Deferred professional service costs	5,717	6,711
Intangible assets, net	10,046	12,178
Goodwill	41,485	91,785
Operating lease right-of-use assets, net	11,122	13,906
Other assets	1,595	2,016
Total assets	$172,273	$242,784
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,606	$19,596
Accrued expenses and other current liabilities	8,887	10,454
Accrued compensation	5,656	8,770
Deferred revenue	12,930	10,173
Operating lease liabilities	5,429	5,914
Total current liabilities	41,508	54,907
Deferred revenue, non-current	577	572
Debt, non-current	465	1,395
Operating lease liabilities, non-current	9,290	11,823
Other liabilities, non-current	1,269	1,213
Total liabilities	53,109	69,910
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 35,028,171 shares and 35,032,053 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	4	4
Class B common stock, $0.0001 par value; 800,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 115,598,256 shares and 113,177,162 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	11	11
Additional paid-in capital	634,730	627,899
Accumulated other comprehensive income	—	2
Accumulated deficit	(515,581)	(455,042)
Total stockholders’ equity	119,164	172,874
Total liabilities and stockholders’ equity	$172,273	$242,784
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Subscription	$34,289	$33,964	$72,672	$67,770
Professional services and other	1,211	1,946	1,873	3,630
Total revenue, net	35,500	35,910	74,545	71,400
Cost of revenue:
Cost of subscription (1)	8,819	8,234	19,051	16,400
Cost of professional services and other (1)	3,942	5,929	8,183	11,873
Total cost of revenue	12,761	14,163	27,234	28,273
Gross profit	22,739	21,747	47,311	43,127
Operating expenses:
Sales and marketing (1)	7,683	8,889	18,155	18,104
Research and development (1)	13,043	14,487	26,865	30,212
General and administrative (1)	6,340	7,010	12,916	14,303
Goodwill impairment	—	—	50,300	—
Total operating expenses	27,066	30,386	108,236	62,619
Operating loss	(4,327)	(8,639)	(60,925)	(19,492)
Other income, net	123	258	386	572
Net loss	$(4,204)	$(8,381)	$(60,539)	$(18,920)
Net loss per share, basic and diluted	$(0.03)	$(0.06)	$(0.41)	$(0.13)
Weighted-average shares used to compute basic and diluted net loss per share	150,078	144,572	149,475	143,790

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue:
Cost of subscription	$205	$196	$374	$415
Cost of professional services and other	144	236	260	501
Sales and marketing	748	662	1,420	1,289
Research and development	1,314	1,733	2,477	3,437
General and administrative	858	2,030	1,924	3,192

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(4,204)	$(8,381)	$(60,539)	$(18,920)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale marketable securities	(13)	7	(2)	7
Other comprehensive income (loss)	(13)	7	(2)	7
Comprehensive loss	$(4,217)	$(8,374)	$(60,541)	$(18,913)

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2020	149,517,644	$15	$631,445	$13	$(511,377)	$120,096
Vesting of restricted stock units	1,108,783	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Issuance of common stock under the ESPP	—	—	—	—	—	—
Stock-based compensation	—	—	3,285	—	—	3,285
Comprehensive loss	—	—	—	(13)	(4,204)	(4,217)
Balances as of June 30, 2020	150,626,427	$15	$634,730	$—	$(515,581)	$119,164

Balances as of March 31, 2019	143,955,787	$14	$615,394	$—	$(425,579)	$189,829
Vesting of restricted stock units	1,123,186	—	—	—	—	—
Issuance of common stock upon exercise of stock options	119,914	—	165	—	—	165
Stock-based compensation	—	—	4,890	—	—	4,890
Comprehensive loss	—	—	—	7	(8,381)	(8,374)
Balances as of June 30, 2019	145,198,887	$14	$620,449	$7	$(433,960)	$186,510

Balances as of December 31, 2019	148,209,215	$15	$627,899	$2	$(455,042)	$172,874
Vesting of restricted stock units	2,032,476	—	—	—	—	—
Issuance of common stock upon exercise of stock options	142,729	—	155	—	—	155
Issuance of common stock under the ESPP	242,007	—	186	—	—	186
Stock-based compensation	—	—	6,490	—	—	6,490
Comprehensive loss	—	—	—	(2)	(60,539)	(60,541)
Balances as of June 30, 2020	150,626,427	$15	$634,730	$—	$(515,581)	$119,164

Balances as of December 31, 2018	141,927,205	$14	$609,697	$—	$(415,040)	$194,671
Vesting of restricted stock units	2,090,898	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,180,784	—	1,845	—	—	1,845
Stock-based compensation	—	—	8,907	—	—	8,907
Comprehensive loss	—	—	—	7	(18,920)	(18,913)
Balances as of June 30, 2019	145,198,887	$14	$620,449	$7	$(433,960)	$186,510

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(60,539)	$(18,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,144	2,687
Goodwill impairment	50,300	—
Stock-based compensation	6,455	8,834
Amortization and impairment of deferred commissions	3,919	4,856
Amortization and impairment of deferred professional service costs	1,657	2,014
Non-cash operating lease expense	2,631	2,580
Accretion and amortization of marketable securities	2	(213)
Changes in operating assets and liabilities:
Accounts receivable and other, net	(1,778)	(5,795)
Deferred commissions	(920)	(2,670)
Deferred professional service costs	(629)	(901)
Prepaid expenses and other assets	(824)	(1,864)
Accounts payable	(10,201)	1,864
Operating lease liabilities	(2,616)	(2,795)
Accrued expenses and other liabilities	(1,511)	(3,131)
Deferred revenue	2,762	312
Accrued compensation	(3,114)	(806)
Net cash used in operating activities	(11,262)	(13,948)
Investing activities:
Purchase of property and equipment	(3,299)	(593)
Purchase of marketable securities	(2,994)	(13,780)
Sales of marketable securities	2,001	—
Maturities of marketable securities	17,400	11,453
Net cash provided by (used in) investing activities	13,108	(2,920)
Financing activities:
Proceeds from exercise of stock options	155	1,845
Proceeds from ESPP offering	186	—
Principal payments on long-term debt	(930)	(930)
Net cash (used in) provided by financing activities	(589)	915

Net increase (decrease) in cash, cash equivalents and restricted cash	1,257	(15,953)
Cash, cash equivalents and restricted cash at beginning of period	44,342	67,330
Cash, cash equivalents and restricted cash at end of period	$45,599	$51,377

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44,274	$50,052
Restricted cash included in Prepaid expenses and other current assets	181	—
Restricted cash, non-current	1,144	1,325
Total cash, cash equivalents and restricted cash	$45,599	$51,377
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

Concentrations of Risk and Significant Customers

The Company had one customer, Anthem Inc. ("Anthem"), that accounted for 49% and 46% of total revenue during the three and six months ended June 30, 2020, respectively, and 32% of accounts receivable as of June 30, 2020.

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

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined that the ASUs issued by the FASB during the six months ended June 30, 2020 are either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial results.
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

Deferred revenue as of June 30, 2020 and December 31, 2019 was $13.5 million and $10.7 million, respectively. Contract assets as of June 30, 2020 and December 31, 2019 were $4.8 million and $0.4 million, respectively. The increase in contract assets is primarily due to the Anthem enterprise license agreement.

Revenue of $6.6 million and $11.3 million was recognized during the three months ended June 30, 2020 and 2019, respectively, that was included in the Company’s deferred revenue balances at the beginning of the respective periods. Revenue of $8.8 million and $16.0 million was recognized during the six months ended June 30, 2020 and 2019, respectively, that was included in the Company’s deferred revenue balances at the beginning of the respective periods.

The Company recorded favorable cumulative catch-up adjustments to revenue of $0.4 million and $0.5 million during the three months ended June 30, 2020 and 2019, respectively, arising from changes in estimates of transaction price. The Company recorded favorable cumulative catch-up adjustments to revenue of $2.1 million and $1.9 million during the six months ended June 30, 2020 and 2019, respectively, arising from changes in estimates of transaction price.

The aggregate balance of remaining performance obligations from non-cancelable contracts with customers as of June 30, 2020 was $198.6 million. The Company expects to recognize approximately 60% of this balance over the next 12 months, with the remaining balance recognized thereafter. Remaining performance obligations are defined as deferred revenue and amounts yet to be billed for the non-cancelable portion of contracts.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Deferred Costs

Changes in the balance of total deferred commissions and total deferred professional service costs during the six months ended June 30, 2020 are as follows (in thousands):

	As of December 31, 2019		Expense recognized	As of June 30, 2020
		Additions
Deferred commissions	$14,718	$920	$(3,919)	$11,719
Deferred professional service costs	6,711	663	(1,657)	5,717
Total deferred commissions and professional service costs	$21,429	$1,583	$(5,576)	$17,436

 These costs are reviewed for impairment quarterly. Impairment charges were $0.2 million and $1.3 million for the three and six months ended June 30, 2020, respectively. Impairment charges for the three and six months ended June 30, 2019 were immaterial.
Note 5. Goodwill and Intangible Assets

Impairment

The Company determined that the significant decline in the U.S. economy as a result of the COVID-19 pandemic, together with the decline in the Company’s stock price, constituted a triggering event, which required the Company to perform interim impairment analyses related to its long-lived assets and goodwill during the first quarter of 2020. The impairment analysis for long-lived assets indicated that the assets were recoverable; therefore, no impairment was recorded. After assessing long-lived assets, the Company performed a goodwill impairment analysis and determined that the carrying value of its only reporting unit exceeded its fair value by approximately $50.3 million. The fair value was determined using the income approach. The Company believes that the income approach is the most reliable indication of fair value since it incorporates future estimated revenues and expenses for the reporting unit that the market approach may not directly incorporate. In addition to future estimated revenue and expenses, the determination of fair value included assumptions related to a discount rate.

During the second quarter of 2020, the Company determined that there were no indicators present to suggest that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. The Company will continue to monitor its goodwill on a quarterly basis for indicators of impairment, including but not limited to, further declines in the stock price. Accordingly, there may be future impairments.

Goodwill

The Company’s goodwill relates entirely to the acquisition of Jiff in 2017. As of June 30, 2020, the gross amount of goodwill was $91.8 million and accumulated goodwill impairment was $50.3 million, all of which was recorded in the first quarter of 2020. The goodwill impairment did not involve any cash expenditures.

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

The following tables set forth the fair value components of identifiable acquired intangible assets (dollars in thousands):

	As of June 30, 2020
	Useful Life	Gross	Accumulated Amortization	Net
Customer relationships	6	$10,900	$(4,564)	$6,336
Developed technology	5	10,600	(6,890)	3,710
Total identifiable intangible assets		$21,500	$(11,454)	$10,046

	As of December 31, 2019
	Useful Life			Gross	Accumulated Amortization	Net
Customer relationships	6			$10,900	$(3,509)	$7,391
Developed technology	5			10,600	(5,830)	4,770
Backlog	2.5			1,500	(1,500)	—
Other acquired intangible assets	1	-	3	900	(883)	17
Total identifiable intangible assets				$23,900	$(11,722)	$12,178

Amortization expense from acquired intangible assets for the three months ended June 30, 2020 and 2019 was $1.1 million and $0.9 million, respectively. Amortization expense from acquired intangible assets for the six months ended June 30, 2020 and 2019 was $2.1 million and $1.8 million, respectively. Amortization expense is included in cost of subscription, sales and marketing, and general and administrative expenses.

Future estimated amortization expense for acquired intangible assets is as follows (in thousands):

Remainder of 2020	$2,116
2021	4,232
2022	2,642
2023	1,056
Total amortization expense	$10,046

Note 6. Marketable Securities

Marketable securities consisted of the following (in thousands):

	As of June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market mutual funds	$2,759	$—	$—	$2,759
Included in cash and cash equivalents	$2,759	$—	$—	$2,759

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
There have been no changes in valuation techniques in the periods presented. There were no significant transfers between fair value measurement levels as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, there were no securities within Level 3 of the fair value hierarchy.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2020
	Level 1	Level 2	Total
Cash equivalents:
Money market mutual funds	$2,759	$—	$2,759
	$2,759	$—	$2,759

	As of December 31, 2019
	Level 1	Level 2	Total
Cash equivalents:
Money market mutual funds	$8,736	$—	$8,736
U.S. treasury securities	—	3,593	3,593
Marketable securities:
U.S. agency obligations	—	6,401	6,401
U.S. treasury securities	—	10,010	10,010
	$8,736	$20,004	$28,740
Gross unrealized gains for cash equivalents and marketable securities as of June 30, 2020 and December 31, 2019 were not material.
Realized gains during the three and six months ended June 30, 2020 were not material. All of the Company’s securities as of December 31, 2019 mature within one year.
Note 8. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Leasehold improvements	$4,663	$2,834
Computer equipment	8,224	8,126
Software	1,025	1,110
Internal-use software	3,878	2,925
Furniture and equipment	1,684	1,048
Construction in progress	128	1,164
Total	19,602	17,207
Less: accumulated depreciation	(13,249)	(12,351)
Property and equipment, net	$6,353	$4,856
Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 was $0.6 million and $0.5 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 was $1.0 million and $0.9 million, respectively. Depreciation and amortization are recorded on a straight-line basis.

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

The future maturities of the Term Loan by year as of June 30, 2020 are as follows (in thousands):

Remainder of 2020	$929
2021(1)	1,395
Total future maturities of debt	2,324
Less current maturities(2)	(1,859)
Debt, non-current	$465
(1) Excludes the $0.5 million required to be paid as final payment on the earlier of maturity, termination or prepayment of the Term Loan.
(2) Classified within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of June 30, 2020.

Per the Loan Agreement the Company is subject to certain reporting covenants, and the debt obligations are secured by a security interest in the assets of the Company, excluding intellectual property and certain other exceptions. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of June 30, 2020.

Revolving Line of Credit

On May 5, 2020, the Company entered into the Third Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with the Bank. The Amended Loan Agreement amended and restated its existing Loan Agreement. Under the Amended Loan Agreement, the Bank agreed to extend a $25.0 million revolving credit facility to the Company (the “Revolving Line”). Borrowings under the Revolving Line accrue interest at a floating per annum rate equal to the Prime Rate plus 1%, and such interest is payable monthly. The Company may request borrowings under the Revolving Line prior to May 4, 2023, on which date the Revolving Line terminates. In relation to the Revolving Line, the Company is subject to certain financial and reporting covenants. As of June 30, 2020, no borrowings have been made under the Revolving Line, and the Company was in compliance with all financial and reporting covenants.

Paycheck Protection Program Loan

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
Note 11. Stock Compensation
Restricted Stock Units (“RSUs”) Activity

A summary of unvested restricted stock unit activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2019	11,615,884	$2.44
Granted	12,299,276	$0.88
Vested	(2,032,476)	$2.77
Forfeited and canceled	(3,268,027)	$2.51
Balance as of June 30, 2020	18,614,657	$1.36

As of June 30, 2020, there was a total of $22.5 million in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

The Company granted approximately 0.9 million performance stock units ("PSUs") during the third quarter of 2019. The number of shares that will eventually vest depends on achievement of certain performance targets, as determined by the compensation committee of the Company's board of directors. Once the performance is determined, the PSUs, if any, will vest, subject to recipients' continued service, on the later of (i) the attainment of the performance targets and (ii) a year after the grant date. The compensation expense associated with the PSUs is recognized using the accelerated method. For the three and six months ended June 30, 2020, the Company recognized compensation expense of approximately $0.6 million and $0.8 million, respectively, related to these performance awards.

Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2020 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2019	7,207,733	$1.94	$412
Granted	749,111	$1.17
Exercised	(142,729)	$1.08
Forfeited and canceled	(2,117,240)	$1.71
Balance as of June 30, 2020	5,696,875	$1.94	$2

The total grant-date fair value of stock options granted during the six months ended June 30, 2020 and 2019 was $0.6 million and $0.4 million, respectively.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions:

	Six Months Ended June 30,
	2020	2019
Volatility	73%	57%
Expected life (in years)	6.11 - 6.12	6.06
Risk-free interest rate	0.84% - 1.47%	2.57%
Dividend yield	—%	—%

As of June 30, 2020, the Company had $2.6 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.2 years.
Employee Stock Purchase Plan
The Company used the following Black-Scholes assumptions in estimating the fair value of the shares under the 2014 Employee Stock Purchase Plan (the “ESPP”):

Six Months Ended June 30, 2020
Volatility	71%
Expected life equals length of offering period (in years)	0.5
Risk-free interest rate	0.95%
Dividend yield	—%

Stock-based compensation expense related to the ESPP was immaterial for the three and six months ended June 30, 2020. As of June 30, 2020, the unrecognized stock-based compensation expense related to the ESPP was also immaterial, and is expected to be recognized over the remaining term of the offering period.
Note 12. Income Taxes

The effective tax rate for the three and six months ended June 30, 2020 and 2019 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. At June 30, 2020, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.
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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(981)	$(3,223)	$(2,026)	$(6,355)	$(14,188)	$(46,351)	$(4,767)	$(14,153)
Weighted-average shares used to compute basic and diluted net loss per share	35,030	115,048	35,276	109,296	35,031	114,444	36,227	107,563
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.06)	$(0.06)	$(0.41)	$(0.41)	$(0.13)	$(0.13)

The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options and restricted stock units	24,312	16,157	24,312	16,157
Shares issuable under the ESPP	297	—	297	—
Warrants	115	115	115	115
Total	24,724	16,272	24,724	16,272

Note 14. Restructuring Program

On May 4, 2020, the Company announced its intent to undertake a program to reduce its workforce as part of the Company’s efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability for the Company in light of the ongoing economic challenges resulting from COVID-19 and its impact on the Company’s business (the “Program”). The Program involves the termination of approximately 60 employees, representing 13% of the Company’s headcount. For the three months ended June 30, 2020, the Company incurred charges of approximately $2.0 million related to employee severance and benefits costs under the Program, all of which are cash expenditures. As of June 30, 2020, $1.6 million of the total has been paid out, and the remaining balance of $0.4 million is expected to be paid by September 30, 2020.

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
•In late 2019, we introduced a pilot of our high-touch navigation offering – Castlight Care Guides – as a supplemental service for our large employer customers. Care Guides will support Castlight users by providing high touch channels for health navigation that leverages the same core technology powering our digital navigation platform. We believe Castlight Care Guides will generate incremental user engagement and healthcare cost savings for our customers and users over time. As of the end of the second quarter of 2020, we have multiple customers utilizing the high-touch Care Guides offering.

In December 2019, a strain of coronavirus was reported in Wuhan, China, and began to spread globally, including to the United States and Europe, in the following months. The World Health Organization has declared COVID-19 to be a pandemic and a public health emergency of international concern. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world and many governments have closed most public establishments, including restaurants, workplaces and schools. Our health plan and corporate customers may be affected by the measures being put in place around the world, including the closure of offices, manufacturing sites, or country borders. Consequent increases in layoffs during the shutdown are having, and may continue to have, a negative impact on the demand for goods through global supply chains and production capacity, which affects the supply of goods for sale, and the ability to transport such goods. A negative impact on our customers may cause them to request extended payment terms, delayed invoicing, higher discounts, lower renewal amounts, delayed buying decisions or cancellations. Likewise, because we typically charge on a per-employee-per-month basis, if our current customers reduce their own workforces in response to the pandemic or otherwise, we could experience a corresponding reduction in revenue based on renewal or audit date in the customer's contract. The inability to travel and conduct face-to-face meetings can also make it more difficult to sell to our current and prospective customers for new business generation. Any of these circumstances will potentially have a negative impact on our financial results and liquidity in 2020.

As for our own business, the COVID-19 pandemic has caused us to modify our business practices (including but not limited to instituting a workforce reduction representing 13% of our headcount, implementing a base salary reduction for executive management, directors and other employees, curtailing or modifying employee travel, cancelling physical participation in meetings, events and conferences and moving to full remote work and subsequently implementing a return to work office protocol for certain employees located in Utah). We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Although the COVID-19 pandemic has caused minor disruptions to our business operations, it has had a limited impact on our operating results thus far and these minor disruptions did not impact the delivery of our products to our customers or users. During the second quarter of 2020, we have seen that the COVID-19 pandemic and its ensuing uncertainty on the general economy and our customers' businesses have led to elongated sales cycles and impacted our ability to sign on new customers. However, the potential duration, and extent of the impact, of the COVID-19 pandemic on our future liquidity and operational performance will depend on certain developments, including the duration and spread of the outbreak, the continued impact on our customers' operations and the global economy generally, and the continued impact to our sales and renewal cycles. We will continue to consider the potential impact of the COVID-19 pandemic on our business operations. The uncertainty of the COVID-19 pandemic affects our management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known.

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

Signed Annual Recurring Revenue ("ARR")

	As of
	June 30, 2020	December 31, 2019
	(in millions)
Signed Annual Recurring Revenue	$139.2	$147.0

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

As of June 30, 2020, ARR totaled $139.2 million compared to $147.0 million as of December 31, 2019. The decrease of approximately 5% is primarily attributable to churn, partially offset by new customers and renewals.

Annual Net Dollar Retention Rate

	Year Ended December 31,
	2019	2018
Annual Net Dollar Retention Rate	94%	82%

We assess our performance on customer retention by measuring our Annual Net Dollar Retention rate (“NDR”). We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our NDR provides a measurement of our ability to increase revenue across our existing customer base through expansion of our additional products to existing customers, increases in user counts for existing customers and customer renewals, as offset by terminations or pricing changes. The addition or loss of a significant customer or customers during the calendar year can have a significant impact on NDR. We calculate NDR for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. In calculating NDR, we exclude one-time fees. NDR does not include subscriptions by new customers contracted since the end of the most recently completed year. We observed an annual net dollar retention rate of 94% for the year ended December 31, 2019 for customers that were signed as of December 31, 2018, and an annual net dollar retention rate of 82% for the year ended December 31, 2018 for customers that were signed as of December 31, 2017. The NDR of 94% at the end of 2019 was primarily due to churn, partially offset by our expanded agreement with Anthem, upsells and cross-sells.

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
Results of Operations

Outlook

There are many uncertainties regarding the current COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our customers, employees, vendors, business partners and communities. During these uncertain times, we have used our core technology to help users, customers and the community to navigate through the COVID-19 pandemic. The Castlight platform has supported our customers with COVID-19 education and communication of healthcare coverage changes, analytics to identify and support vulnerable populations and provided faster access to free ecosystem resources. We have also provided our symptom checker and COVID-19 testing site finder to the community at no charge, which is being used to power some well-known public resources nationwide. Additionally, in the second quarter of 2020, we made our behavioral health solution available to all customers on the Castlight Complete platform for no additional cost. We also launched the Working Well and Working Well for Higher Education solutions in the second quarter of 2020, aimed at helping employers and academic institutions manage safe workforce re-entry and campus openings, respectively. These solutions aim to securely track the health of the total population with symptom and exposure assessment, support testing protocols, enable contact tracing, and can be customized to create a localized approach to re-openings and meet organizations' specific policies and needs. We believe Castlight is positioned to help the country to return to work through our efforts on testing and our relationships with large employers, as well as through our newly launched Working Well solutions.

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

On May 4, 2020, the Company announced its intent to undertake the Program to reduce its workforce as part of the Company’s efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability for the Company in light of the ongoing economic challenges resulting from COVID-19 and its impact on the Company’s business. In addition, as part of its cost reductions in light of the COVID-19 pandemic, the Company has implemented reductions in base salary for its employees, effective May 16, 2020. As a result of these actions, we expect cash savings of approximately $10.0 million for the year ending December 31, 2020. See Note 14 - Restructuring Program to the condensed consolidated financial statements for additional information.
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Subscription	97%	95%	97%	95%
Professional services and other	3%	5%	3%	5%
Total revenue, net	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	25%	23%	26%	23%
Cost of professional services and other	11%	16%	11%	17%
Total cost of revenue	36%	39%	37%	40%
Gross margin percentage	64%	61%	63%	60%
Operating expenses:
Sales and marketing	22%	25%	24%	25%
Research and development	37%	40%	36%	42%
General and administrative	18%	20%	17%	20%
Goodwill impairment	—%	—%	67%	—%
Total operating expenses	77%	85%	144%	87%
Operating loss	(13)%	(24)%	(81)%	(27)%
Other income, net	—%	1%	1%	1%
Net loss	(13)%	(23)%	(80)%	(26)%
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	% Change	$ Change	2020	2019	% Change	$ Change
	(In thousands, except percentages)
Revenue:
Subscription	$34,289	$33,964	1%	$325	$72,672	$67,770	7%	$4,902
Professional services and other	1,211	1,946	(38)%	(735)	1,873	3,630	(48)%	(1,757)
Total revenue, net	$35,500	$35,910	(1)%	$(410)	$74,545	$71,400	4%	$3,145

Subscription revenue for the three months ended June 30, 2020 increased by $0.3 million, or 1%, primarily due to the Anthem enterprise license agreement and customer launches, partially offset by customer terminations. Professional services and other revenue decreased primarily due to lower implementation activities in the three months ended June 30, 2020.

Subscription revenue for the six months ended June 30, 2020 increased by $4.9 million, or 7%, primarily due to the Anthem enterprise license agreement, customer launches and a significant cancellation fee for one customer, partially offset by customer terminations. Professional services and other revenue decreased primarily due to lower implementation activities in the six months ended June 30, 2020.

Costs and Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	% Change	$ Change	2020	2019	% Change	$ Change
	(In thousands, except percentages)
Cost of revenue:
Subscription	$8,819	$8,234	7%	$585	$19,051	$16,400	16%	$2,651
Professional services and other	3,942	5,929	(34)%	(1,987)	8,183	11,873	(31)%	(3,690)
Total cost of revenue	$12,761	$14,163	(10)%	$(1,402)	$27,234	$28,273	(4)%	$(1,039)
Gross margin (loss) percentage:
Subscription	74%	76%			74%	76%
Professional services and other	(226)%	(205)%			(337)%	(227)%
Total gross margin	64%	61%			63%	60%
Gross profit	$22,739	$21,747	5%	$992	$47,311	$43,127	10%	$4,184
Cost of subscription revenue for the three months ended June 30, 2020 increased by $0.6 million, or 7%, primarily due to increases of $0.6 million of employee-related expenses.
Cost of subscription revenue for the six months ended June 30, 2020 increased by $2.7 million, or 16%, primarily due to increases of $1.6 million of employee-related expenses and $0.9 million of third-party contractor and professional service fees.
Cost of professional services revenue for the three months ended June 30, 2020 decreased by $2.0 million or 34%, primarily due to a decrease of $2.3 million of employee-related expenses, partially offset by severance-related costs of $0.3 million as a result of the reduction in workforce in the second quarter of 2020 in response to COVID-19.
Cost of professional services revenue for the six months ended June 30, 2020 decreased by $3.7 million or 31%, primarily due to a decrease of $4.5 million of employee-related expenses, partially offset by an increase of $0.4 million of third-party contractor and professional service fees and severance-related costs of $0.3 million as a result of the reduction in workforce in the second quarter of 2020 in response to COVID-19.

Gross margin for the three months ended June 30, 2020 increased primarily due to a revenue decrease of 1% compared to a 10% decrease in the associated costs. Gross margin for the six months ended June 30, 2020 increased primarily due to revenue increase of 4% in addition to a 4% decrease in the associated costs.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	% Change	$ Change	2020	2019	% Change	$ Change
	(In thousands, except percentages)
Sales and marketing	$7,683	$8,889	(14)%	$(1,206)	$18,155	$18,104	—%	$51

Sales and marketing expense for the three months ended June 30, 2020 decreased by $1.2 million, or 14%, primarily due to decreases of $0.6 million of employee-related expenses and $0.5 million of travel-related expenses due to COVID-19.

Sales and marketing expense for the six months ended June 30, 2020 remained relatively flat.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	% Change	$ Change	2020	2019	% Change	$ Change
	(In thousands, except percentages)
Research and development	$13,043	$14,487	(10)%	$(1,444)	$26,865	$30,212	(11)%	$(3,347)

Research and development expense for the three months ended June 30, 2020 decreased by $1.4 million, or 10%, primarily due to a decrease of $1.7 million of employee-related expenses and a decrease of $0.3 million in facilities expense as offices were closed as a result of COVID-19, partially offset by severance-related costs of $0.7 million as a result of the reduction in workforce in the second quarter of 2020 in response to COVID-19.

Research and development expense for the six months ended June 30, 2020 decreased by $3.3 million, or 11%, primarily due to a decrease of $4.3 million of employee-related expenses, partially offset by severance-related costs of $0.7 million as a result of the reduction in workforce in the second quarter of 2020 in response to COVID-19.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	% Change	$ Change	2020	2019	% Change	$ Change
	(In thousands, except percentages)
General and administrative	$6,340	$7,010	(10)%	$(670)	$12,916	$14,303	(10)%	$(1,387)

General and administrative expense for the three months ended June 30, 2020 decreased by $0.7 million, or 10%, primarily due to a decrease of $1.5 million of employee-related expenses, partially offset by severance-related costs of $0.5 million as a result of the reduction in workforce in the second quarter of 2020 and an increase of $0.3 million in insurance, taxes and fees.

General and administrative expense for the six months ended June 30, 2020 decreased by $1.4 million, or 10%, primarily due to a decrease of $1.6 million of employee-related expenses.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash used in operating activities	$(11,262)	$(13,948)
Net cash provided by (used in) investing activities	13,108	(2,920)
Net cash (used in) provided by financing activities	(589)	915
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,257	$(15,953)

As of June 30, 2020, our principal sources of liquidity were cash and cash equivalents totaling $44.3 million, which were primarily held for working capital purposes. Our securities are comprised of money market funds.

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

We process certain vendor payments using a financial institution's credit card program, which carries a $20.0 million limit. We pay the financial institution monthly based on the terms of the credit card program.

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
Operating Activities

Cash used in operating activities for the six months ended June 30, 2020 and 2019 was $11.3 million and $13.9 million, respectively. Cash used in operations reflected our net loss of $60.5 million for the six months ended June 30, 2020, adjusted by $68.1 million in non-cash expenses, including goodwill impairment of $50.3 million, stock-based compensation of $6.5 million, amortization of deferred costs of $5.6 million, depreciation and amortization of $3.1 million and non-cash operating lease expense of $2.6 million. Uses of cash included an increase in accounts receivable of $1.8 million, primarily as a result of the timing of billings and collections. Other uses of cash included an increase in deferred costs of $1.5 million, an increase in prepaid expenses and other assets of $0.8 million, payments of operating lease liabilities of $2.6 million, a decrease in accounts payable of $10.2 million, primarily due to timing of payments and vendor invoicing, a decrease in accrued expenses and other liabilities of $1.5 million, and a decrease in accrued compensation of $3.1 million primarily due to payout of 2019 bonuses. These uses of cash were partially offset by an increase in deferred revenue of $2.8 million.

Investing Activities
Cash provided by investing activities for the six months ended June 30, 2020 was $13.1 million, and cash used in investing activities for the six months ended June 30, 2019 was $2.9 million. Net cash provided by investing activities during the six months ended June 30, 2020 was attributable to $16.4 million of net proceeds from the sale and maturities of marketable securities, net of purchases, partially offset by $3.3 million of purchases of property and equipment.
Financing Activities

Cash used in financing activities was $0.6 million for the six months ended June 30, 2020, and cash provided by financing activities was $0.9 million for the six months ended June 30, 2019. Net cash used in financing activities during the six months ended June 30, 2020 was due to payments on long-term debt of $0.9 million, partially offset by proceeds from exercise of employee stock options of $0.2 million and ESPP offering of $0.2 million.
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

Other than our borrowings described in Note 9 - Debt and lease obligations, we do not have any other debt arrangements. We do not have any material non-cancelable purchase commitments as of June 30, 2020.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are therefore not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.
Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2020, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents totaling $44.3 million as of June 30, 2020 and cash, cash equivalents and marketable securities totaling $59.4 million as of December 31, 2019. These are invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash and cash equivalents are held for working capital and other general corporate purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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
An immediate increase or decrease of 100-basis points in interest rates would result in an immaterial change in the market value of our investments as of June 30, 2020. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

We also have interest rate exposure as a result of our borrowings as described in Note 9 – Debt to the condensed consolidated financial statements. We currently do not hedge this risk. As of June 30, 2020, we had $2.3 million of borrowings outstanding under the term loan. Borrowings outstanding under the term loan are subject to variable interest rates based on the prime rate as published in the money rates section of The Wall Street Journal. Changes in the prime rate will affect the interest on borrowings under the loan agreement. However, a 50-basis point increase in the interest rate on the term loan would not materially increase interest expense during 2020.
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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to full remote work for certain offices and functions, including our call center function, and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Since the first quarter of 2020, the shelter-in-place orders stemming from the COVID-19 pandemic have caused, and continue to cause, disruptions to our and many of our customers’ corporate operations. A prolonged disruption or any further unforeseen delay in our operations or within any of our business activities could continue to result in, increased costs and reduced revenue. We could also be adversely affected if government authorities impose additional restrictions on public gatherings, human interactions, mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products that affect us or our customers' businesses in a meaningful way. Moreover, there is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. Neither we, nor our customer or users, can say with certainty how long these measures will remain in place, or what the total impact on our respective businesses may be. As certain state and local governments began relaxing the public health restrictions described above, we have re-opened our Utah office for certain employees. While we have implemented what we believe to be a comprehensive protocol for such employees to ensure safety and wellbeing, including daily health screenings, physical changes to our floor layout, and required proper personal protection equipment, the protocol may not be sufficient to mitigate the risks posed by the virus.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our customers’ operations, our employees and our employee productivity. It may also impact the ability of our health plan and corporate customers, and their suppliers, to operate and fulfill their respective contractual obligations, and result in an increase in costs, delays or disruptions in performance. These supply chain effects, and the direct effect of the virus and the disruption on our employees and operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in many cases, are working remotely and using various technologies to perform their functions. We might experience delays or changes in customer demand, particularly if customer funding priorities change or if our buyers' budgets are cut which may cause terminations, non-renewals or price degradation. We may be required to increase infrastructure spending or other spending necessary to support a fully-remote workforce. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the COVID-19 pandemic and associated protective or preventative measures expand, we may experience a material adverse effect, either directly or indirectly through our customers, on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

If our new products and services are not adopted by our customers, or if we fail to continue to innovate and develop new products and services that are adopted by customers, then our revenue and operating results will be adversely affected.

In prior years, we derived a substantial majority of our revenue from sales of our legacy care guidance platform, and our continued growth depends in part on our ability to successfully develop and sell new products and services to new and existing customers. We continue to introduce a number of products and cross-sells, such as our recent offerings of Castlight Complete, Care Guidance Navigator, Wellbeing Navigator, Castlight Care Guides and Working Well™, as well as health plan solutions. We have also invested, and will continue to invest, significant resources in research and development to enhance our existing offerings and introduce new high-quality products and services. If existing customers are not willing to make additional payments for such new products, or if new customers do not value such new products, our business and operating results will be harmed. If we are unable to predict employer preferences or our industry changes, or if we are unable to modify our offerings and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively communicated and brought to market.
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

        We may experience significantly more difficulty than we anticipate in renewing existing customer agreements or in renewing them upon favorable terms. Factors that may affect the renewal rate for our offerings, terms of those renewals, and our ability to sell additional products and services include:

•the price, performance and functionality of our offerings;
•our customers’ user counts and benefit design features;
•the availability, price, performance and functionality of competing or alternative solutions;
•the potential for customers that are able to access lower-functionality versions of our offerings that we provide through health plans or other channel partners to opt to use the lower-functionality versions of our offerings;
•the potential for customers to use competing solutions developed by health plans themselves;
•our ability to develop complementary products and services;
•our continued ability to access the pricing and claims data necessary to enable us to deliver reliable data in our cost estimation and care guidance offerings to customers;
•the stability, performance and security of our hosting infrastructure and hosting services;
•changes in health care laws, regulations or trends; and
•the business environment of our customers, in particular, headcount reductions by our customers (which may be further implicated by the current COVID-19 pandemic), which affect subscription fees we are able to bill for.

        We enter into master services agreements with our customers. These agreements generally have stated terms of three years. Our customers have no obligation to renew their subscriptions for our offerings after the term expires. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers. Factors that are not within our control may contribute to a reduction in our contract revenue. For instance, our customers may reduce their number of employees, which would result in a corresponding reduction in the number of employee users eligible for our offerings and thus a lower aggregate monthly services fee. Our future operating results also depend, in part, on our ability to sell new products and services to our existing customers. If our direct or indirect customers fail to renew their agreements, renew their agreements upon less favorable terms or at lower fee levels, or decline to purchase new products and services from us, our revenue may decline or our future revenue may be constrained.

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
        In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including Anthem, Inc. In the future, this could include other health plans as well. We have continued to expand our ongoing relationship with Anthem, including Anthem’s offering of Engage, a Castlight-powered health navigation platform, and our development and support of the base technology underlying Anthem’s core care guidance offering. The culmination of these efforts was a license agreement entered into late 2019. This license agreement represents a substantial portion of our revenue and ARR, and if it is terminated early or not renewed, our business will suffer. In addition, adding new health plans as customers makes up a significant part of our go-forward strategy. If these health plans are slow to adopt our proposed solutions, or adopt them in more limited ways than we expect, or not at all, our operating result may be harmed.

Apart from health plan customers or potential customers, channel partners and data partners, our offerings also includes the integration of products supplied by strategic partners, who offer complementary products and services. We rely on these strategic partners in the timely and successful deployment of our offerings to our customers. If the products provided by these partners have defects or do not operate as expected, if the services provided by these partners are not completed in a timely manner, if our partners have organizational or supply issues, or if we do not effectively integrate and support products supplied by these strategic partners, then we may have difficulty with the deployment of our offerings that may result in loss of, or delay in, revenues, increased service and support costs and a diversion of development resources. We also may compete in some areas with these same partners. If these strategic partners fail to perform or choose not to cooperate with us on certain projects, in addition to the effects described above, we could experience loss of customers and market share; and failure to attract new customers or achieve and maintain market acceptance for our products. Identifying partners, negotiating and documenting relationships and building integrations with them, requires significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with Anthem, or other third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our platform or increased revenue.
We operate in a competitive industry, and if we are not able to compete effectively, our business and operating results will be harmed.

        The market for our products and services is competitive, and we expect the market to attract increased competition, which could make it hard for us to succeed. We currently face competition for portions of our offerings from a range of companies, including healthcare information technology companies and specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. Our market is in an early stage of development, but is rapidly evolving and competitive. We currently face competition from both existing and emerging vendors across a variety of categories, from specialists in the care guidance and wellbeing areas of the market, to broader offerings that compete with our full health navigation platform. There are a number of independent companies we compete with across the various functions of our health navigation platform. Care Guidance competitors include Accolade, ClearCost Health, Sapphire Digital (formerly Vitals) Compass, HealthAdvocate, HealthSparq, Healthcare Bluebook, and Quantum Health. Wellbeing competitors include VirginPulse, Limeade and Vitality. Platform competitors include Evive, United Health Group (Rally Health), Sharecare, Grand Rounds and Welltok.

        In addition, large, well-financed health plans, with whom we cooperate and on whom we depend in order to obtain the pricing and claims data we need to deliver our offerings to customers, have in some cases developed or acquired their own wellbeing and care guidance tools and provide these solutions to their customers at discounted prices or often for free. These health plans include, for example, Aetna Inc., Cigna Corporation, and UnitedHealth Group, Inc. (Rally). Competition from specialized software and solution providers, health plans and other parties may result in pricing pressure, which may lead to price decline in certain product segments, which could negatively impact our sales, profitability and market share. In addition, if health plans perceive continued cooperation with us as a threat to their business interests, they may take steps that impair our access to pricing and claims data, or that otherwise make it more difficult or costly for us to deliver our offerings to customers.

        Some of our competitors, in particular health plans, have greater name recognition, longer operating histories and significantly greater resources than we do. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and might in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. The field of healthcare and the services related to healthcare are subject to change, and there has been consolidation in the industry. Accordingly, new competitors or alliances might emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of our market, such as customers that desire a narrower solution, which could create additional price pressure. In light of these factors, even if our offerings are more effective than those of our competitors, current or potential customers might accept competitive offerings in lieu of purchasing our offerings.
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

        Moreover, data services that are as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. This includes products we develop ourselves, as well as those we integrate into our platform ecosystem and resell. Material performance problems, defects or errors in our existing or new software and products and services may arise in the future and may result from interface of our offerings with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. These defects and errors, and any failure by us to identify and address them, could result in loss of revenue or market share, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our health benefits platform might discourage existing or potential customers from purchasing our offerings from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating results.
Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and harm our financial results.
        Our customers depend on our support organization to resolve any technical issues relating to our offerings. In addition, our sales process is highly dependent on the quality of our offerings, our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality and highly-responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, could harm our reputation, adversely affect our ability to sell our offerings to existing and prospective customers, and harm our business, operating results and financial condition.
        We offer technical support services with our offerings and may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services, particularly as we increase the size of our customer base. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict customer demand for technical support services and if customer demand increases significantly, we may be unable to provide satisfactory support services to our customers and their employees. Additionally, increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results.
If we cannot implement our offerings for customers in a timely manner, we may lose customers and our reputation may be harmed.
        Our customers have a variety of different data formats, enterprise applications and infrastructure and our offerings must support our customers’ data formats and integrate with complex enterprise applications and infrastructures. If our platform does not currently support a customer’s required data format or appropriately integrate with a customer’s applications and infrastructure, or if an existing customer switches to unsupported infrastructure, then we may have to configure our platform to do so, which increases our expenses. Additionally, we do not control our customers’ implementation schedules. As a result, if our customers do not allocate internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. Further, our implementation capacity has at times constrained our ability to successfully implement our offerings for our customers in a timely manner, particularly during periods of high demand. If the customer implementation process is not executed successfully or if execution is delayed, we could incur significant costs, customers could become dissatisfied and decide not to increase usage of our offerings, or not to use our offerings beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. Our data dependencies and implementation procedures differ for each new product that we launch. Accordingly, our ability to convert sales of new products into billings and revenue depends on our ability to create a scalable launch infrastructure in each case. In addition, competitors with more efficient operating models and lower implementation costs could penetrate our customer relationships.

        Additionally, large and demanding customers, who currently comprise the majority of our customer base, may request or require specific features or functions unique to their particular business processes, which increase our upfront investment in sales and deployment efforts and the revenue resulting from the customers under our typical contract length may not cover the upfront investments. If prospective large customers require specific features or functions that we do not offer, then the market for our offerings will be more limited and our business could suffer.

        In addition, supporting large customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. Furthermore, if we are unable to address the needs of these customers in a timely fashion or further develop and enhance our offerings, or if a customer or its employees are not satisfied with our quality of work, our offerings or professional services then we could incur additional costs to address the situation. In addition, we may be required to issue credits or refunds for prepaid amounts related to unused services, the timing of recognition of revenue for, and the profitability of, that work might be impaired and the customer’s dissatisfaction with our offerings could damage our ability to expand the number of products and services purchased by that customer. These customers may not renew their agreements, seek to terminate their relationship with us or renew on less favorable terms. Moreover, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to retain or compete for new business with current and prospective customers. If any of these were to occur, our revenue may fail to grow at historical rates or at all, or may even decline, and our operating results could be adversely affected.
If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to implement our business strategy.
        We have experienced significant growth since our inception, both organic and through acquisitions, which puts strain on our business, operations and employees. Future revenues may not grow at the same rates they have historically or may even stagnate or decline. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the reduction in workforce we implemented in 2020, or disposing of, or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. We must also attract, train and retain a significant number of qualified personnel in key areas such as research and development, sales and marketing, customer support, professional services, and management, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters is located in the San Francisco Bay Area.
        A key aspect to managing our growth is our ability to scale our capabilities to implement our offerings satisfactorily with respect to both large and demanding enterprise customers, who currently comprise the majority of our customer base, as well as smaller customers. Large customers often require specific features or functions unique to their particular business processes, which at a time of rapid growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our offerings to our customers in a timely manner. We may also need to make further investments in our technology and automate portions of our offerings or services to decrease our costs, particularly as we grow sales of our health benefits platform to smaller customers. If we are unable to address the needs of our customers or their employees, or our customers or their employees are unsatisfied with the quality of our offerings or services, they may not renew their agreements, seek to cancel or terminate their relationship with us or renew on less favorable terms. In addition, many of our customers adjust their benefit plan designs, benefits providers and eligibility criteria at the start of each new benefits plan year, requiring additional configurations for those customers. As our customer base grows, the complexity of these activities can increase. If we fail to automate these operations sufficiently and implement these changes on a timely basis or are unable to implement them effectively, our business may suffer.

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

        Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. In addition, data and content fees, which are one of our primary operational costs, are not fixed as they vary based on the source and condition of the data we receive from third parties, and if they remain variable or increase over time, we would not be able to realize the economies of scale that we expect as we grow renewals and implementation of new customers, which may negatively impact our gross margin. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue may not increase or might grow more slowly than expected and we might be unable to implement our business strategy. The quality of our offerings might also suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.

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
Our marketing efforts depend significantly on our ability to call on our current customers to provide positive references to new, potential customers. Given our limited number of long-term customers, the loss or dissatisfaction of any customer could substantially harm our brand and reputation, inhibit the market adoption of our offerings and impair our ability to attract new customers and maintain existing customers. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
If our security measures are breached and customer’s data are compromised, our offerings may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed and we could lose sales and customers.
        Our offerings involve the storage and transmission of customers’ proprietary information, personally identifiable information, and protected health information of our customers’ employees and their dependents, which is regulated under HIPAA. Because of the extreme sensitivity of this information, the security features of our offerings are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive customer or employee data, including HIPAA-regulated protected health information. A security breach or failure could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, and catastrophic events. Additionally, many of our employees transitioned to remote working arrangements as a result of the COVID-19 pandemic, which has amplified our reliance on computer systems and on our continued need for unimpeded access to the Internet to use those systems. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

        If our security measures were to be breached or fail, our reputation could be severely damaged, adversely affecting customer or investor confidence, customers may curtail their use of or stop using our offerings and our business may suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other laws or regulations applicable to data protection and significant costs for remediation and for measures to prevent future occurrences. In addition, any potential security breach could result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to customers or other business partners in an effort to maintain the business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and such insurance may not be available for renewal on acceptable terms or at all, and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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
        We may experience cyber-security and other breach incidents that may remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against us, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, in the event that our customers authorize or enable third parties to access their data or the data of their employees on our systems, we cannot ensure the complete integrity or security of such data in our systems as we would not control that access. Third parties may also attempt to fraudulently induce our employees or customers and their employees into disclosing sensitive information such as user names, passwords or other information or otherwise compromise our security measures in order to gain access to customer information, which could result in significant legal and financial exposure, a loss of confidence in the security of our offerings, interruptions or malfunctions in our operations, and, ultimately, harm to our future business prospects and revenue. Because our offerings offer single sign-on capabilities for our customers and their employees to point solutions offered by our partners, unauthorized access to our offerings could also result in security breaches of customer information and data in offerings by our partners. We may be required to expend significant capital and financial resources to invest in security measures, protect against such threats or to alleviate problems caused by breaches in security. If an actual or perceived breach of our security occurs, or if we are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers or suffer other reputational harm.
We have a history of significant GAAP losses, which we expect to continue for the foreseeable future, and we may never achieve or sustain profitability in the future.
        We have incurred significant GAAP net losses in each year since our incorporation in 2008 and expect to continue to incur GAAP net losses for at least 2020. We experienced GAAP net losses of $60.5 million (inclusive of a non-cash goodwill impairment charge of $50.3 million during the first quarter of 2020), $40.0 million, $39.7 million and $51.9 million for the six months ended June 30, 2020 and the years ended December 31, 2019, 2018 and 2017, respectively. As of June 30, 2020, we had an accumulated deficit of $515.6 million. The GAAP losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offerings through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase in the foreseeable future as we seek to continue to grow our business, enhance our offerings and acquire additional customers. Many of our efforts to generate revenue from our business are new and unproven to us, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased GAAP losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior GAAP losses, combined with our expected future GAAP losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur GAAP operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, or at all.
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

        We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future offerings, competition from other companies, acquiring and retaining customers, managing customer deployments, hiring, integrating, training and retaining skilled personnel, developing new products and services, determining prices for our products, handling unforeseen expenses and managing challenges in forecasting accuracy. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these risks and uncertainties successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

        In addition, we may need to change our current operations infrastructure in order for us to achieve profitability and scale our operations efficiently, which makes our future prospects even more difficult to evaluate. For example, in order to grow sales of our health benefits platform to smaller customers in a financially sustainable manner, we may need to further automate implementations, tailor our offerings and modify our go-to-market approaches to reduce our service delivery and customer acquisition costs. If we fail to implement these changes on a timely basis or are unable to implement them effectively, our business may suffer.

The market for our offerings is immature and volatile, and if it does not further develop, if it develops more slowly than we expect, or if our offerings do not drive employee engagement, the growth of our business will be harmed.

        Our market is immature and volatile, and it is uncertain whether we will achieve and sustain high levels of demand and market adoption. Our success depends to a substantial extent on the willingness of employers to increase their use of our health navigation platform, the ability of our products to increase user engagement, as well as on our ability to demonstrate the value of our offerings to customers and their employees and to develop new products that provide value to customers and users. If employers do not perceive the benefits of our offerings or our offerings do not drive employee engagement, then our market might develop more slowly than we expect, or even shrink, which could significantly and adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. If customer demand for a combined suite of offerings is lower than expected, our business will be harmed and our operating results will suffer. We might also make errors in predicting and reacting to relevant business, legal and regulatory trends, which could harm our business. If any of these events occur, it could materially and adversely affect our business, financial condition or results of operations.

Moreover, we are making significant investments in building a team and strategy to allow us to sell our solution to health plans, to power services they provide to their own customers, such as we have with Anthem. We have undertaken these efforts and made these investments based on our belief that health plan customers would prefer to use our solution, rather than build one of their own, or use a solution offered by one of our competitors. However, if health plan demand for our solution is lower than expected, then our business will be harmed and our operating results will suffer.
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
•seasonal and other variations in the timing of the sales of our offerings, as a significantly higher proportion of our customers either enter into new subscription agreements or renew previous agreements with us in the second half of the year.
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

        We are particularly subject to fluctuations in our quarterly results of operations since the costs associated with entering into customer agreements and implementing our offerings are generally incurred prior to launch, while we generally recognize revenue over the term of the agreement beginning at launch. In addition, some of our contracts with customers provide for one-time bonus payments, or in some cases fee reductions, if our offerings do, or do not, achieve certain metrics, such as a certain rate of employee engagement. These bonuses or reductions may lead to additional fluctuations in our quarterly operating results. In certain contracts, employee engagement may refer to the number of first time registrations by employees of our customers and in other cases it may refer to return usage of our products by employees. Any fluctuations in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our Class B common stock.
We incur significant upfront costs in our customer relationships, and if we are unable to maintain and grow these customer relationships over time, we are likely to fail to recover these costs and our operating results will suffer.
        We devote significant resources and incur significant upfront costs to establish relationships with our customers and implement our offerings and related services, particularly in the case of large enterprises that in the past have requested or required specific features or functions unique to their particular business processes. Accordingly, our operating results will depend in substantial part on our ability to deliver a successful customer experience and persuade our customers to maintain and grow their relationship with us over time. For example, if we are not successful in implementing our offerings or delivering a successful customer experience, a customer could terminate or decline to renew their agreement with us, we would lose or be unable to recoup the significant upfront costs that we had expended on such customer and our operating results would suffer. As we grow, our customer acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability.
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
        In order to deliver the full functionality offered by our health benefits platform, we need continued access, on behalf of our customers, to sources of pricing and claims data, much of which is managed by a limited number of health plans and other third parties. We have developed various long-term and short-term processes to obtain data from certain health plans and other third parties. We are limited in our ability to offer the full functionality of our offerings to customers of health plans with whom we do not have a data-sharing or joint customer support process or arrangement.

        The terms of the arrangements under which we have access to data managed by health plans and other third parties vary, which can impact the offerings we are able to deliver. Many of our arrangements with health plans and third parties have terms that limit our access to and permitted uses of claims or pricing data to the data associated with our mutual customers. Also, some agreements, processes, or arrangements may be terminated if the underlying customer contracts do not continue, or may otherwise be subject to termination or non-renewal in whole or in part.
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
        The health plans and other third parties that we currently work with may, in the future, change their position and limit or eliminate our access to data and resources, increase the costs for access, provide data and resources to us in more limited or less useful formats, or restrict our permitted uses of data and resources. Furthermore, some health plans and third parties that we rely on to supply data and resources have developed or are developing their own proprietary products and services that may compete with aspects of our platform, and so may perceive continued cooperation with us as a competitive disadvantage and choose to limit or discontinue our access to these data and resources. Failure to continue to maintain and expand our access to suitable pricing and other data and resources may adversely impact our ability to continue to serve existing customers and expand our offerings to new customers.

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
        Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the six months ended June 30, 2020, our top 10 customers by revenue accounted for approximately 70% of our total revenue. Of the top 10 customers, Anthem alone accounted for approximately 46% of total revenue for the six months ended June 30, 2020. We expect the top 10 concentration to increase as we pursue our strategy of selling to health plans. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. For example, during the third quarter of 2018, one of our largest customers adopted a new benefits strategy and did not renew its agreement with us, and that agreement expired on December 31, 2018. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.
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

        The sales cycle for our health benefits platform, from initial contact with a potential lead to contract execution and implementation, varies widely by customer, ranging from three to 24 months. Some of our customers undertake a significant and prolonged evaluation process, including whether our offerings meet a customer’s unique benefits program needs, that frequently involves not only the review of our offerings but also of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our offerings. Moreover, our large enterprise customers often begin to deploy our service on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offerings widely enough across their organization to justify our substantial upfront investment. It is possible that in the future we may experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing some of our sales. In addition, even after contracts are signed, our implementation timelines can delay recognition of related revenue for several periods. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales or revenue to justify our investments, our operating results may be harmed.
The health care industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and otherwise negatively affect our business.

        The health care and wellness industries are heavily regulated and constantly evolving due to the changing political, legislative and regulatory landscape and other factors. Many health care and wellness laws are complex, and their application to specific services and relationships may not be clear. Further, some health care laws differ from state to state and it is difficult to ensure our business complies with evolving laws in all states. Our operations may be adversely affected by enforcement initiatives. By offering third-party partner applications we may become subject to additional regulations that don’t ordinarily apply to our own core business. Our failure to accurately anticipate the application of these laws and regulations to our business, or any other failure to comply with regulatory requirements, could create liability for us, result in adverse publicity and negatively affect our business. For example, failure to comply with these requirements could result in the unwillingness of current and potential customers to work with us. Federal and state legislatures and agencies periodically consider proposals to revise aspects of the legal rules applicable to the health care industry, or to revise or create additional statutory and regulatory requirements. Such proposals, if implemented, could impact our operations, the use of our offerings and our ability to market new products and services, or could create unexpected liabilities for us. We cannot predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.
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

        In addition, we are subject to various state laws, including the California Consumer Privacy Act (“CCPA”), which recently was enacted by California. The CCPA requires, among other things, that covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. It went into effect on January 1, 2020. Legislators may propose amendments to the CCPA, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted in practice. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Shifts in health care benefits trends, including any potential decline in the number of self-insured employers, or the emergence of new technologies may render our offerings obsolete or require us to expend significant resources in order to remain competitive.
        The U.S. health care industry is extensive and complex, with a number of large market participants with conflicting agendas, is subject to significant government regulation and is currently undergoing significant change. Changes in our industry, for example, towards private health care exchanges or away from high deductible health plans, or the emergence of new technologies as more competitors enter our market, could result in our offerings being less desirable or relevant.

        For example, we currently derive the majority of our revenue from customers that are self-insured employers. The demand for significant portions of our offerings depend on the need of self-insured employers to manage the costs of health care services that they pay on behalf of their employees. While the percentage of employers who are self-insured has been increasing over the past decade, there is no assurance that this trend will continue. Various factors, including changes in the health care insurance market or in government regulation of the health care industry, could cause the percentage of self-insured employers to decline, which would adversely affect the market for our offerings and would negatively affect our business and operating results. Furthermore, such trends and our business could be affected by changes in health care spending resulting from changes in the law like we saw with the Patient Protection and Affordable Care Act. Under the ACA, the federal government and several state governments established public exchanges in which consumers can purchase health insurance. In the event that the ACA, any amendment or repeal of the ACA, or other changes to the legal landscape causes our customers to change their health care benefits plans or move to use of exchanges such that it reduces the need for our offerings, or if the number of self-insured employers otherwise declines, we would be forced to compete on additional product and service attributes or to expend significant resources in order to alter our offerings to remain competitive.

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2020 and 2019, our net cash used in operating activities was $11.3 million and $13.9 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation of and improvement to our applications' functionalities, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock.

Our debt financing may expose us to risks that could adversely affect our business, operating results or financial condition, and could prevent us from fulfilling our obligations under such indebtedness. On May 5, 2020, we entered into the Amended Loan Agreement with the Bank. Under the Amended Loan Agreement, the Bank agreed to extend a $25.0 million revolving credit facility to us. The Amended Loan Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, take certain corporate actions such as incurring indebtedness, entering into acquisitions, or paying dividends. We are also required to maintain compliance with liquidity ratios. The occurrence of an event of default under the Amended Loan Agreement could result in the acceleration of all outstanding obligations under the Amended Loan Agreement. Any additional debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies or offerings that we otherwise would not relinquish. In addition, it may be difficult to obtain financing in the public markets or to obtain additional debt financing, and we might not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
We depend on data centers operated by third parties for our offerings, and any disruption in the operation of these facilities could adversely affect our business.
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
        Problems faced by our third-party data center and hosting locations could adversely affect the experience of our customers. The operators of the data centers and hosting services could decide to close the facilities or change and suspend their service offerings without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by the operators of the data centers or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers and hosting facilities are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers and hosting locations or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers and hosting locations or any disruptions or other performance problems with our product offerings could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenue, increase our costs associated with remediation or cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to potential liability or adversely affect our renewal rates.

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
Furthermore, in the second quarter of 2020, we launched the first directory of COVID-19 testing sites for public use, as well as Working Well™, a solution to help employers and academic institutions manage re-entry in the wake of the COVID-19 pandemic. There may be limited evidence on which to evaluate the market reaction to products and services that may be developed and our marketing efforts for new products and services or products with new uses may not be successful. The market for products responding to the COVID-19 pandemic is in its early stages and its future development and acceptance by our customers is uncertain. As such, there can be no assurance that any products or services will obtain significant market acceptance and fill the market need that is perceived to exist on a timely basis, or at all. Additionally, if our solutions do not accurately or securely track the health of the relevant populations, our reputation may suffer, we may be exposed to liability, and our ability to attract and retain customers may be harmed.

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
We believe that a critical asset for our business, and a source of our competitive strength, is our unique company culture, which we believe fosters a high level of cross-functional collaboration and desire for excellence in our performance and product. As we grow and change, we may find it difficult to maintain these important aspects of our corporate culture. This was true in the case of the Jiff acquisition, and will be true of any acquisitions we may make in the future. Any such acquisitions may present additional challenges to our ability to maintain our corporate culture. Any failure to preserve our culture could also negatively affect our ability to attract and retain personnel, our reputation and our ability to continue to build and advance our offerings and may otherwise adversely affect our future success.
If we fail to develop widespread brand awareness cost-effectively, our business may suffer.
        We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our offerings and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our offerings.
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
        As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, provide a management report on our internal control over financial reporting on an annual basis. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will need to maintain and enhance these processes and controls as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. As an accelerated filer, we are now required to include an attestation report from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting annually. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.
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
        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose sole or primary business is to assert such claims. We expect that we may receive in the future notices that claim we or our customers using our offerings have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of products amongst competitors overlaps. If we are sued by a third party that claims that our technology infringes its rights, the litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention and resources, damage our reputation and brand and substantially harm our business. We do not currently have an extensive patent portfolio of our own, which may limit the defenses available to us in any such litigation.

        In addition, in most instances, we have agreed to indemnify our customers against certain third-party claims, which may include claims that our offerings infringe the intellectual property rights of such third parties. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
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
        Our offerings incorporate open source software components that are licensed to us under various public domain licenses. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. There is little or no legal precedent governing the interpretation of many of the terms of these licenses and therefore the potential impact of such terms on our business is somewhat unknown. There is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our software platform. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our offerings, discontinue sales of our offerings in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could cause us to breach customer contracts, harm our reputation, result in customer losses or claims, increase our costs or otherwise adversely affect our business and operating results.
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
        As we have done in the past, we may in the future seek to acquire or invest in businesses, products and services or technologies or enter into other strategic transactions that we believe could complement or expand our offerings, enhance our technical capabilities or otherwise offer growth opportunities. We have limited experience in acquiring other businesses and entering into strategic transactions. We may not achieve any of the anticipated benefits of any of these strategic transactions. The pursuit of potential acquisitions and other strategic transactions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions and strategic alliances or transactions, whether or not they are consummated. We may not achieve any of the anticipated benefits or stated objectives from these or other strategic transactions we may enter into in the future.

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
        As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange (the “NYSE”), including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. Compliance with these requirements increases our legal and financial compliance costs and makes some activities more time consuming and costly. In addition, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act as an accelerated filer.

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

Notwithstanding the foregoing, if we were to determine that we must cure the deficiency by taking an action that would require approval of our stockholders (such as a reverse stock split), we could also regain compliance by (i) obtaining the requisite stockholder approval for such action and (ii) implementing the action promptly thereafter, such that the price of our Class B common stock would promptly exceed $1.00 per share, provided that the price must remain above that level for at least the following 30 trading days. We received stockholder approval for a reverse stock split at our 2020 annual meeting of stockholders, should our Board decide to implement the reverse stock split to cure the deficiency. While we are considering various options to cure the deficiency, it may take a significant effort to regain compliance with this continued listing standard organically, and there can be no assurance that we will be successful.

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
        In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility or have threatened other actions, including proxy contests. If we were to become involved in new securities litigation or become subjected to a proxy contest, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.
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
        Because of our dual class common stock structure, the holders of our Class A common stock, who in large part consist of our founders, early investors, directors, executives, employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they own less than 50% of the outstanding shares of our Class A and Class B common stock, combined. As of June 30, 2020, holders of our Class A common stock owned approximately 23% of the outstanding shares of our Class A and Class B common stock, combined, however, holders of our Class A common stock, including our executive officers and directors and their affiliates, have approximately 75% of the voting power of our outstanding capital stock with respect to the matters specified above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
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
•In certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of June 30, 2020, holders of our Class A common stock owned approximately 23% and holders of our Class B common stock owned approximately 77% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 75% and holders of our Class B common stock have approximately 25% of the total voting power with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 23% and holders of our Class B common stock have approximately 77% of the total voting power.
Item 6. Exhibits

(a) Exhibits.

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1	Third Amended and Restated Loan and Security Agreement, entered into as of May 5, 2020 by and among Silicon Valley Bank, Jiff, Inc. and Castlight Health, Inc.	8-K	001-36330	May 7, 2020	10.1
10.2	Separation Agreement, dated as of May 19, 2020, by and between the Registrant and Helen Kotchoubey					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

*	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CASTLIGHT HEALTH, INC.
Date:	July 30, 2020	By:	/s/ Will Bondurant
Will Bondurant
Chief Financial Officer (Principal Financial Officer)