Form 10-Q
period 2020-09-30
CASTLIGHT HEALTH, INC.
filed 2020-11-06
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or
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

As of November 3, 2020, there were 35,028,171 shares of the Registrant’s Class A common stock outstanding and 118,751,393 shares of the Registrant’s Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	As of
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$46,804	$43,017
Marketable securities	—	16,411
Accounts receivable and other, net	30,471	31,397
Prepaid expenses and other current assets	4,399	4,645
Total current assets	81,674	95,470
Property and equipment, net	5,721	4,856
Restricted cash, non-current	1,144	1,144
Deferred commissions	10,597	14,718
Deferred professional service costs	5,277	6,711
Intangible assets, net	8,988	12,178
Goodwill	41,485	91,785
Operating lease right-of-use assets, net	11,383	13,906
Other assets	1,687	2,016
Total assets	$167,956	$242,784
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,698	$19,596
Accrued expenses and other current liabilities	8,184	10,454
Accrued compensation	6,821	8,770
Deferred revenue	10,202	10,173
Operating lease liabilities	5,687	5,914
Total current liabilities	35,592	54,907
Deferred revenue, non-current	443	572
Debt, non-current	—	1,395
Operating lease liabilities, non-current	8,954	11,823
Other liabilities, non-current	909	1,213
Total liabilities	45,898	69,910
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 35,028,171 shares and 35,032,053 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	4	4
Class B common stock, $0.0001 par value; 800,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 118,746,788 shares and 113,177,162 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	11	11
Additional paid-in capital	638,071	627,899
Accumulated other comprehensive income	—	2
Accumulated deficit	(516,028)	(455,042)
Total stockholders’ equity	122,058	172,874
Total liabilities and stockholders’ equity	$167,956	$242,784
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Subscription	$34,069	$34,900	$106,741	$102,670
Professional services and other	1,009	561	2,882	4,191
Total revenue, net	35,078	35,461	109,623	106,861
Cost of revenue:
Cost of subscription (1)	8,013	8,517	27,064	24,917
Cost of professional services and other (1)	3,874	5,984	12,057	17,857
Total cost of revenue	11,887	14,501	39,121	42,774
Gross profit	23,191	20,960	70,502	64,087
Operating expenses:
Sales and marketing (1)	6,158	9,829	24,313	27,933
Research and development (1)	11,182	14,295	38,047	44,507
General and administrative (1)	6,341	6,440	19,257	20,743
Goodwill impairment	—	—	50,300	—
Total operating expenses	23,681	30,564	131,917	93,183
Operating loss	(490)	(9,604)	(61,415)	(29,096)
Other income, net	43	268	429	840
Net loss	$(447)	$(9,336)	$(60,986)	$(28,256)
Net loss per share, basic and diluted	$—	$(0.06)	$(0.41)	$(0.20)
Weighted-average shares used to compute basic and diluted net loss per share	152,146	145,701	150,372	144,434

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue:
Cost of subscription	$224	$180	$598	$595
Cost of professional services and other	171	236	431	737
Sales and marketing	282	678	1,702	1,967
Research and development	1,026	1,294	3,503	4,731
General and administrative	1,401	625	3,325	3,817

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(447)	$(9,336)	$(60,986)	$(28,256)
Other comprehensive (loss) income:
Net change in unrealized (loss) gain on available-for-sale marketable securities	—	—	(2)	7
Other comprehensive (loss) income	—	—	(2)	7
Comprehensive loss	$(447)	$(9,336)	$(60,988)	$(28,249)

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2020	150,626,427	$15	$634,730	$—	$(515,581)	$119,164
Vesting of restricted stock units	2,893,017	—	—	—	—	—
Issuance of common stock upon exercise of stock options	30,000	—	23	—	—	23
Issuance of common stock under the ESPP	225,515	—	185	—	—	185
Stock-based compensation	—	—	3,133	—	—	3,133
Comprehensive loss	—	—	—	—	(447)	(447)
Balances as of September 30, 2020	153,774,959	$15	$638,071	$—	$(516,028)	$122,058

Balances as of June 30, 2019	145,198,887	$14	$620,449	$7	$(433,960)	$186,510
Vesting of restricted stock units	913,573	—	—	—	—	—
Issuance of common stock upon exercise of stock options	53,506	1	78	—	—	79
Stock-based compensation	—	—	3,046	—	—	3,046
Comprehensive loss	—	—	—	—	(9,336)	(9,336)
Balances as of September 30, 2019	146,165,966	$15	$623,573	$7	$(443,296)	$180,299

Balances as of December 31, 2019	148,209,215	$15	$627,899	$2	$(455,042)	$172,874
Vesting of restricted stock units	4,925,493	—	—	—	—	—
Issuance of common stock upon exercise of stock options	172,729	—	178	—	—	178
Issuance of common stock under the ESPP	467,522	—	371	—	—	371
Stock-based compensation	—	—	9,623	—	—	9,623
Comprehensive loss	—	—	—	(2)	(60,986)	(60,988)
Balances as of September 30, 2020	153,774,959	$15	$638,071	$—	$(516,028)	$122,058

Balances as of December 31, 2018	141,927,205	$14	$609,697	$—	$(415,040)	$194,671
Vesting of restricted stock units	3,004,471	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,234,290	1	1,923	—	—	1,924
Stock-based compensation	—	—	11,953	—	—	11,953
Comprehensive income (loss)	—	—	—	7	(28,256)	(28,249)
Balances as of September 30, 2019	146,165,966	$15	$623,573	$7	$(443,296)	$180,299

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(60,986)	$(28,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,907	4,368
Goodwill impairment	50,300	—
Stock-based compensation	9,559	11,847
Amortization and impairment of deferred commissions	5,517	7,403
Amortization and impairment of deferred professional service costs	2,417	3,110
Non-cash operating lease expense	3,765	3,919
Accretion and amortization of marketable securities	2	(244)
Changes in operating assets and liabilities:
Accounts receivable and other, net	926	(8,626)
Deferred commissions	(1,396)	(4,503)
Deferred professional service costs	(918)	(1,301)
Prepaid expenses and other assets	242	(822)
Accounts payable	(14,048)	2,378
Operating lease liabilities	(4,186)	(4,267)
Accrued expenses and other liabilities	(2,576)	(3,072)
Deferred revenue	(100)	(2,890)
Accrued compensation	(1,949)	(428)
Net cash used in operating activities	(8,524)	(21,384)
Investing activities:
Purchase of property and equipment	(3,431)	(712)
Purchase of marketable securities	(2,994)	(23,069)
Sales of marketable securities	2,001	—
Maturities of marketable securities	17,400	14,670
Net cash provided by (used in) investing activities	12,976	(9,111)
Financing activities:
Proceeds from exercise of stock options	178	1,924
Proceeds from ESPP offering	371	—
Principal payments on debt	(1,395)	(1,394)
Net cash (used in) provided by financing activities	(846)	530

Net increase (decrease) in cash, cash equivalents and restricted cash	3,606	(29,965)
Cash, cash equivalents and restricted cash at beginning of period	44,342	67,330
Cash, cash equivalents and restricted cash at end of period	$47,948	$37,365

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$46,804	$36,040
Restricted cash, non-current	1,144	1,325
Total cash, cash equivalents and restricted cash	$47,948	$37,365
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
•Assumptions used in the calculation of goodwill impairment, including the forecast of future cash flows and discount rate; and
•Assumptions used in the calculation of right-of-use assets and lease liabilities for operating leases, including lease terms and the Company’s incremental borrowing rate.

Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

Marketable Securities

The Company's marketable securities consist of U.S. agency obligations and U.S. treasury securities, with maturities at the time of purchase of greater than three months. Marketable securities with remaining maturities in excess of one year are classified as non-current. The Company classifies its marketable securities as available-for-sale at the time of purchase based on its intent and are recorded at their estimated fair value. Unrealized gains for available-for-sale securities are recorded in other comprehensive income/loss. Unrealized losses for available-for-sale securities are recorded in other comprehensive income/

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

loss, unless the losses relate to deterioration in credit risk or if it is likely securities will be sold before the recovery of their cost basis. In these cases, the unrealized losses are reported in other income, net in the consolidated statement of operations. Realized gains and losses are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations.

Concentrations of Risk and Significant Customers

The Company had one customer, Anthem Inc. ("Anthem"), that accounted for 49% and 47% of total revenue during the three and nine months ended September 30, 2020, respectively. No other customers had over 10% of total revenues during this period. Anthem also accounted for 25% of accounts receivable, excluding contract assets, as of September 30, 2020. Additionally, the Company had one other customer that accounted for 14% of accounts receivable, excluding contract assets, as of September 30, 2020.

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

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined that the ASUs issued by the FASB during the nine months ended September 30, 2020 are either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial results.
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

Deferred revenue as of September 30, 2020 and December 31, 2019 was $10.6 million and $10.7 million, respectively. Contract assets as of September 30, 2020 and December 31, 2019 were $7.0 million and $0.4 million, respectively. The increase in contract assets is primarily due to the Anthem enterprise license agreement that results in revenue recognized ahead of invoicing.

Revenue of $7.8 million and $11.3 million was recognized during the three months ended September 30, 2020 and 2019, respectively, that was included in the Company’s deferred revenue balances at the beginning of the respective periods. Revenue of $9.8 million and $18.5 million was recognized during the nine months ended September 30, 2020 and 2019, respectively, that was included in the Company’s deferred revenue balances at the beginning of the respective periods.

The Company recorded favorable cumulative catch-up adjustments to revenue of $0.2 million during the three months ended September 30, 2020 and unfavorable cumulative catch-up adjustments of $0.1 million during the three months ended September 30, 2019, arising from changes in estimates of transaction price. The Company recorded favorable cumulative catch-up adjustments to revenue of $2.3 million and $1.8 million during the nine months ended September 30, 2020 and 2019, respectively, arising from changes in estimates of transaction price.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The aggregate balance of remaining performance obligations from non-cancelable contracts with customers as of September 30, 2020 was $171.0 million. The Company expects to recognize approximately 60% of this balance over the next 12 months, with the remaining balance recognized thereafter. Remaining performance obligations are defined as deferred revenue and amounts yet to be billed for the non-cancelable portion of contracts.

Note 4. Deferred Costs

Changes in the balance of total deferred commissions and total deferred professional service costs during the nine months ended September 30, 2020 are as follows (in thousands):

	As of December 31, 2019		Expense recognized	As of September 30, 2020
		Additions
Deferred commissions	$14,718	$1,396	$(5,517)	$10,597
Deferred professional service costs	6,711	983	(2,417)	5,277
Total deferred commissions and professional service costs	$21,429	$2,379	$(7,934)	$15,874

    These costs are reviewed for impairment quarterly. Impairment charges were $0.2 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and were $1.5 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively.
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

As of June 30, 2020 and September 30, 2020, the Company determined that there were no indicators present to suggest that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. The Company will continue to monitor its goodwill on a quarterly basis for indicators of impairment, including but not limited to, further declines in the stock price. Accordingly, there may be future impairments.

Goodwill

The Company’s goodwill relates entirely to the acquisition of Jiff in 2017. As of September 30, 2020, the gross amount of goodwill was $91.8 million and accumulated goodwill impairment was $50.3 million, all of which was recorded in the first quarter of 2020. The goodwill impairment did not involve any cash expenditures.

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

The following tables set forth the fair value components of identifiable acquired intangible assets (dollars in thousands):

	As of September 30, 2020
	Useful Life	Gross	Accumulated Amortization	Net
Customer relationships	6	$10,900	$(5,092)	$5,808
Developed technology	5	10,600	(7,420)	3,180
Total identifiable intangible assets		$21,500	$(12,512)	$8,988

	As of December 31, 2019
	Useful Life			Gross	Accumulated Amortization	Net
Customer relationships	6			$10,900	$(3,509)	$7,391
Developed technology	5			10,600	(5,830)	4,770
Backlog	2.5			1,500	(1,500)	—
Other acquired intangible assets	1	-	3	900	(883)	17
Total identifiable intangible assets				$23,900	$(11,722)	$12,178

Amortization expense from acquired intangible assets for the three months ended September 30, 2020 and 2019 was $1.1 million and $1.2 million, respectively. Amortization expense from acquired intangible assets for the nine months ended September 30, 2020 and 2019 was $3.2 million and $3.0 million, respectively. Amortization expense is included in cost of subscription, sales and marketing, and general and administrative expenses.

Future estimated amortization expense for acquired intangible assets is as follows (in thousands):

Remainder of 2020	$1,058
2021	4,232
2022	2,642
2023	1,056
Total amortization expense	$8,988

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Marketable Securities

The amortized cost and fair value of marketable securities was $0.8 million as of September 30, 2020, all of which consisted of money market mutual funds and was included in cash and cash equivalents.

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

Note 7. Fair Value Measurements
The Company measures its financial assets and liabilities, if any, at fair value at each reporting period using a fair value hierarchy that requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
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
There have been no changes in valuation techniques in the periods presented. There were no significant transfers between fair value measurement levels as of September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, there were no securities within Level 3 of the fair value hierarchy.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company's assets that are measured at fair value consisted of $0.8 million of money market mutual funds that were included in cash and cash equivalents as of September 30, 2020, all of which were classified as Level 1 within the fair value hierarchy.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2019
	Level 1	Level 2	Total
Cash equivalents:
Money market mutual funds	$8,736	$—	$8,736
U.S. treasury securities	—	3,593	3,593
Marketable securities:
U.S. agency obligations	—	6,401	6,401
U.S. treasury securities	—	10,010	10,010
	$8,736	$20,004	$28,740
Gross unrealized gains for cash equivalents and marketable securities as of September 30, 2020 and December 31, 2019 were not material.
Realized gains during the three and nine months ended September 30, 2020 were not material. All of the Company’s securities as of December 31, 2019 mature within one year.
Note 8. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
Leasehold improvements	$4,719	$2,834
Computer equipment	7,613	8,126
Software	908	1,110
Internal-use software	3,878	2,925
Furniture and equipment	1,639	1,048
Construction in progress	128	1,164
Total	18,885	17,207
Less: accumulated depreciation	(13,164)	(12,351)
Property and equipment, net	$5,721	$4,856
Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was $0.7 million and $0.5 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 was $1.7 million and $1.4 million, respectively. Depreciation and amortization are recorded on a straight-line basis.
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

The future maturities of the Term Loan by year as of September 30, 2020 are as follows (in thousands):

Remainder of 2020	$465
2021(1)	1,395
Total future maturities of debt(2)	$1,860
(1) Excludes the $0.5 million required to be paid as final payment on the earlier of maturity, termination or prepayment of the Term Loan.
(2) Classified within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2020.

Per the Loan Agreement, the Company is subject to certain reporting covenants, and the debt obligations are secured by a security interest in the assets of the Company, excluding intellectual property and certain other exceptions. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of September 30, 2020.

Revolving Line of Credit

On May 5, 2020, the Company entered into the Third Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with the Bank. The Amended Loan Agreement amended and restated its existing Loan Agreement. Under the Amended Loan Agreement, the Bank agreed to extend a $25.0 million revolving credit facility to the Company (the “Revolving Line”). Borrowings under the Revolving Line accrue interest at a floating per annum rate equal to the Prime Rate plus 1%, and such interest is payable monthly. The Company may request borrowings under the Revolving Line prior to May 4, 2023, on which date the Revolving Line terminates. In relation to the Revolving Line, the Company is subject to certain financial and reporting covenants. As of September 30, 2020, no borrowings have been made under the Revolving Line, and the Company was in compliance with all financial and reporting covenants.
Note 10. Contingencies
Legal Matters

From time to time, the Company may become subject to legal proceedings, claims or litigation arising in the ordinary course of business. In addition, the Company may receive notices alleging infringement of patents or other intellectual property rights. If an unfavorable outcome were to occur in litigation, the impact could be material to the Company’s business, financial condition, cash flow or results of operations, depending on the specific circumstances of the outcome. The Company accrues for loss contingencies when it is both probable that the Company will incur the loss and when it can reasonably estimate the amount of the loss or range of loss.
Note 11. Stock Compensation
Restricted Stock Units (“RSUs”) Activity

A summary of unvested restricted stock unit activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2019	11,615,884	$2.44
Granted	14,164,946	$0.91
Vested	(4,925,493)	$1.98
Forfeited and canceled	(4,224,836)	$2.24
Balance as of September 30, 2020	16,630,501	$1.32

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2020, there was a total of $20.4 million in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

The Company granted approximately 0.9 million performance stock units ("PSUs") during the third quarter of 2019. During the third quarter of 2020, the performance targets related to these PSUs were fully achieved and approved by the Compensation and Talent Committee of the Company’s board of directors. For the three and nine months ended September 30, 2020, the Company recognized compensation expense of approximately $0.2 million and $0.9 million, respectively, related to these performance awards.

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2020 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2019	7,207,733	$1.94	$412
Granted	1,927,111	$1.18
Exercised	(172,729)	$1.03
Forfeited and canceled	(2,787,141)	$1.71
Balance as of September 30, 2020	6,174,974	$1.83	$227

The total grant-date fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $1.5 million and $2.6 million, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions:

	Nine Months Ended September 30,
	2020	2019
Volatility	73% - 75%	57% - 58%
Expected life (in years)	6.1	6.1
Risk-free interest rate	0.34% - 1.47%	1.62% - 2.57%
Dividend yield	—%	—%

As of September 30, 2020, the Company had $2.9 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

Inducement Grants

On September 3, 2020, in connection with the appointment of a member of senior management, the Company granted the individual 760,870 inducement restricted stock units and an inducement stock option to purchase 1,178,000 shares of Class B common stock. These grants were issued outside the Company’s 2014 Equity Incentive Plan in accordance with NYSE Listed Company Rule 303A.08, and were approved by the Compensation and Talent Committee of the Company’s board of directors. The information related to these grants is included in the previous tables.
Employee Stock Purchase Plan
The Company used the following Black-Scholes assumptions in estimating the fair value of the shares under the 2014 Employee Stock Purchase Plan (the “ESPP”):

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Nine Months Ended September 30, 2020
Volatility	71% - 103%
Expected life equals length of offering period (in years)	0.5
Risk-free interest rate	0.13% - 0.95%
Dividend yield	—%

Stock-based compensation expense related to the ESPP was immaterial for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the unrecognized stock-based compensation expense related to the ESPP was also immaterial, and is expected to be recognized over the remaining term of the offering period.
Note 12. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2020 and 2019 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. At September 30, 2020, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.
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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(103)	$(344)	$(2,245)	$(7,091)	$(14,207)	$(46,779)	$(7,009)	$(21,247)
Weighted-average shares used to compute basic and diluted net loss per share	35,028	117,118	35,041	110,660	35,030	115,342	35,827	108,607
Basic and diluted net loss per share	$—	$—	$(0.06)	$(0.06)	$(0.41)	$(0.41)	$(0.20)	$(0.20)

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options and restricted stock units	22,805	19,811	22,805	19,811
Shares issuable under the ESPP	269	—	269	—
Warrants	115	115	115	115
Total	23,189	19,926	23,189	19,926

Note 14. Restructuring Program

On May 4, 2020, the Company announced its intent to undertake a program to reduce its workforce as part of the Company’s efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability for the Company in light of the ongoing economic challenges resulting from COVID-19 and its impact on the Company’s business (the “Program”). The Program involved the termination of approximately 60 employees, representing 13% of the Company’s headcount. During the second quarter of 2020, the Company incurred charges of approximately $2.0 million related to employee severance and benefits costs under the Program, all of which are cash expenditures. As of September 30, 2020, all costs were fully paid out.

In addition, as part of its cost reductions in light of the COVID-19 pandemic, the Company implemented reductions in base salary for its employees, effective May 16, 2020, consisting of a 30% reduction for the Company’s Chief Executive Officer, 25% reduction for the Company’s Chief Financial Officer, 20% reduction for members of the Company’s executive leadership team, and tiered reductions of 10-15% for other employees with salaries above $100,000, which the Company anticipated would last at least six months, and would be re-evaluated at that time. Members of the Company’s Board of Directors also voluntarily agreed to forego 50% of their cash compensation for the duration of the employee salary reductions. In early November 2020, management, in consultation with the Board of Directors, determined that it would reinstate full salaries for those who were impacted by the salary reduction and restore the Board’s cash compensation to its original levels, effective November 16, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding the impact our future results of operations, financial position and cash flows, our business strategy, expansion opportunities, results and outcomes for customers and users, plans and our objectives for future operations, and the impact of the coronavirus ("COVID-19") pandemic on our business and the U.S. and global economies, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “can,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations, except as required by law.
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
•In late 2019, we introduced a pilot of our high-touch navigation offering – Castlight Care Guides – as a supplemental service for our health plan and large employer customers. Care Guides will support Castlight users by providing high touch channels for health navigation that leverages the same core technology powering our digital navigation platform. We believe Castlight Care Guides will generate incremental user engagement and healthcare cost savings for our customers and users over time. As of the end of the third quarter of 2020, our high-touch Care Guides offering is considered generally available and we have multiple customers utilizing this offering.
•In July 2020, we entered into an agreement with Cigna Corporation (“Cigna”) to support a portion of Cigna’s Taft-Hartley and Federal Business segment, with a targeted launch date of January 1, 2021.

Castlight was incorporated in the State of Delaware in January 2008. Our principal executive offices are located in San Francisco, California.

COVID-19 Update. During the first quarter of 2020, a novel coronavirus disease (“COVID-19”) was declared a global pandemic by the World Health Organization and has resulted in the imposition of numerous, unprecedented, national and international measures to try to contain the virus, including travel bans and restrictions, shutdowns, quarantines, shelter-in-place and social distancing orders. The spread of COVID-19 has significantly impacted the health and economic environment around the world and many governments have closed most public establishments, including restaurants, workplaces and schools. Our health plan and corporate customers have been affected by the measures being put in place around the world, including the closure of offices, manufacturing sites, or country borders. A negative impact on our customers has caused some customers to request extended payment terms, delayed invoicing, higher discounts, lower renewal amounts, delayed buying decisions or cancellations. Because we typically charge on a per-employee-per-month basis, and since some of our current customers have reduced their workforces in response to the pandemic or otherwise, we may experience a corresponding reduction in revenue based on the renewal or audit date in the customer's contract.

The COVID-19 pandemic has caused us to modify our business practices, including, but not limited to: instituting a workforce reduction in May 2020 representing 13% of our headcount; implemented what was anticipated to be a temporary base salary reduction for executive management, directors and other employees; curtailing or modifying employee travel; cancelling physical participation in meetings, events and conferences; and moving to full remote work. We have subsequently implemented a return to work office protocol for certain employees located in Utah and are in the process of implementing a partial return to work protocol for employees who voluntarily choose to return to our San Francisco and Sunnyvale, California offices. In November 2020, management, in consultation with the Company's Board of Directors, reinstated full salaries for those who were impacted by the salary reduction and restored the Board of Director’s cash compensation to its original levels, effective November 16, 2020. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Although the COVID-19 pandemic has caused minor disruptions to our business operations, it has had a limited impact on our operating results thus far and these minor disruptions did not impact the delivery of our products to our customers or users. During these uncertain times, we have used our core technology to help users, customers and the community navigate through the COVID-19 pandemic. The Castlight platform has supported our customers with COVID-19 education and communication of healthcare coverage changes, as well as analytics to identify and support vulnerable populations, and provided faster access to free ecosystem resources. We have provided our symptom checker and COVID-19 testing site finder to the community at no charge, and our testing site finder is being used to power some well-known public resources nationwide. In response to the COVID-19 pandemic, we made our behavioral health solution available to all customers on the Castlight Complete platform for no additional cost and launched the Working Well and Working Well for

Higher Education solutions which are aimed at helping employers and academic institutions manage safe workforce re-entry and campus openings, respectively.

During the second and third quarters of 2020, we have seen that the COVID-19 pandemic and its ensuing uncertainty on the general economy and our customers' businesses have led to elongated sales cycles and impacted our ability to sign on new customers. However, the potential duration, and extent of the impact, of the COVID-19 pandemic on our future liquidity and operational performance will depend on certain developments, including the duration and spread of the outbreak, the continued impact on our customers' operations and the global economy generally, and the continued impact to our sales and renewal cycles. We will continue to consider the potential impact of the COVID-19 pandemic on our business operations. The uncertainty of the COVID-19 pandemic affects our management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known.

For further discussion of the possible impact of the COVID-19 pandemic on our business, financial condition and results of operations, see the risk factor titled "The COVID-19 pandemic has had a material adverse impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers, customers and users, which has negatively impacted our business, financial condition and results of operations and which could materially impact us in the future" in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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

Implementation Timelines. Our ability to convert backlog into revenue and improve our gross margin depends on how quickly we complete customer implementations. Our implementation timelines vary from customer to customer based on the source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. Our implementation timelines for our core product offerings are typically three to 12 months after entering into an agreement with a customer.

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
Key Business Metrics
We utilize a number of operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions.

Signed Annual Recurring Revenue ("ARR")

	As of
	September 30, 2020	December 31, 2019
	(in millions)
Signed Annual Recurring Revenue	$131.4	$147.0

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

ARR represents the annualized value of subscription revenue under contract with customers at the end of a quarter, which we refer to for this purpose as a measurement date. To calculate ARR, we first calculate the annualized subscription value for each signed customer (whether implemented or not), as of the applicable measurement date, by multiplying the monthly contract value of the subscription services under contract by 12. We exclude from this calculation any customers that have provided us with formal notice of termination or non-renewal as of the measurement date. ARR does not take into account the (i) potential for customers to terminate, or decline to renew, their agreements with us, (ii) achievement of non-recurring or yet-to-be-earned performance guarantees, (iii) one-time engagement bonuses included within our customer contracts, or (iv) revenues related to professional services, such as implementation and communications services. ARR is not determined in reference to GAAP.

As of September 30, 2020, ARR totaled $131.4 million compared to $147.0 million as of December 31, 2019. The decrease of approximately 11% is primarily attributable to churn, partially offset by new customers and renewals.

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
Typically, we recognize subscription fees on a straight-line basis ratably over the contract term beginning when our products are implemented and ready for launch. Our customer agreements generally have a term of three years. We generally invoice our customers in advance on a monthly, quarterly or annual basis. Amounts that have been invoiced are initially recorded as deferred revenue. Amounts that have not been invoiced where the related revenues have been recognized are reflected as contract assets, and recorded as accounts receivable and other in our condensed consolidated financial statements.

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
Results of Operations

Outlook

There are many uncertainties regarding the COVID-19 pandemic, and we continue to closely monitor the impact of the pandemic on all aspects of our business, including how it will impact our customers, employees, vendors, business partners and communities. During these uncertain times, we have used our core technology to help users, customers and the community navigate through the COVID-19 pandemic. The Castlight platform has supported our customers with COVID-19 education and communication of healthcare coverage changes, as well as analytics to identify and support vulnerable populations, and provided faster access to free ecosystem resources. We have also provided our symptom checker and COVID-19 testing site finder to the community at no charge, and our testing site finder is being used to power some well-known public resources nationwide. Additionally, in the second quarter of 2020, we made our behavioral health solution available to all customers on the Castlight Complete platform for no additional cost. We also launched the Working Well and Working Well for Higher Education solutions in the second quarter of 2020, aimed at helping employers and academic institutions manage safe workforce re-entry and campus openings, respectively. These solutions aim to securely track the health of the total population with symptom and exposure assessment, support testing protocols, and enable contact tracing, and can be customized to create a localized approach to re-openings and meet organizations' specific policies and needs. We believe Castlight is positioned to help the country return to work through our efforts on testing and our relationships with large employers, as well as through our newly launched Working Well solutions.

While we currently cannot predict the precise impact of the pandemic on our financial position and operating results with any level of certainty, the pandemic has created, and we expect it will continue to create, some level of headwind for our business, as discussed above in "—Overview." We expect to continue to assess the evolving impact of the COVID-19 pandemic and intend to make adjustments to our responses accordingly.

During the first quarter of 2020, we recorded a $50.3 million non-cash goodwill impairment charge as a result of our reduced market capitalization and the impact of COVID-19 on the U.S. economy at large. See Note 5 - Goodwill and Intangible Assets to the condensed consolidated financial statements for additional information.

In May 2020, we announced our intent to reduce our workforce by approximately 13% as part of our efforts to respond to the COVID-19 pandemic and ensure our longer-term financial stability in light of the ongoing economic challenges resulting from COVID-19 and its impact on our business. In addition, as part of our cost reductions in light of the COVID-19 pandemic, we implemented what expected to be temporary reductions in base salary for our employees, including our executive officers, effective May 16, 2020. As a result of these actions, we expect cash savings of approximately $10.0 million for the year ending December 31, 2020. See Note 14 - Restructuring Program to the condensed consolidated financial statements for additional information. In November 2020, management, in consultation with the Company's Board of Directors, reinstated full salaries for those who were impacted by the salary reduction, effective November 16, 2020.
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Subscription	97%	98%	97%	96%
Professional services and other	3%	2%	3%	4%
Total revenue, net	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	23%	24%	25%	23%
Cost of professional services and other	11%	17%	11%	17%
Total cost of revenue	34%	41%	36%	40%
Gross margin percentage	66%	59%	64%	60%
Operating expenses:
Sales and marketing	18%	28%	22%	26%
Research and development	32%	40%	35%	42%
General and administrative	18%	18%	18%	19%
Goodwill impairment	—%	—%	46%	—%
Total operating expenses	68%	86%	121%	87%
Operating loss	(2)%	(27)%	(57)%	(27)%
Other income, net	—%	1%	—%	1%
Net loss	(2)%	(26)%	(57)%	(26)%
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	% Change	$ Change	2020	2019	% Change	$ Change
	(In thousands, except percentages)
Revenue:
Subscription	$34,069	$34,900	(2)%	$(831)	$106,741	$102,670	4%	$4,071
Professional services and other	1,009	561	80%	448	2,882	4,191	(31)%	(1,309)
Total revenue, net	$35,078	$35,461	(1)%	$(383)	$109,623	$106,861	3%	$2,762

Subscription revenue for the three months ended September 30, 2020 decreased by $0.8 million, or 2%, primarily due to customer terminations, partially offset by the Anthem enterprise license agreement and customer launches. Professional services and other revenue increased primarily due to increased implementation activities in the three months ended September 30, 2020.

Subscription revenue for the nine months ended September 30, 2020 increased by $4.1 million, or 4%, primarily due to the Anthem enterprise license agreement, customer launches and a significant cancellation fee for one customer, partially offset by customer terminations. Professional services and other revenue decreased primarily due to lower implementation activities in the nine months ended September 30, 2020.

Costs and Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	% Change	$ Change	2020	2019	% Change	$ Change
	(In thousands, except percentages)
Cost of revenue:
Subscription	$8,013	$8,517	(6)%	$(504)	$27,064	$24,917	9%	$2,147
Professional services and other	3,874	5,984	(35)%	(2,110)	12,057	17,857	(32)%	(5,800)
Total cost of revenue	$11,887	$14,501	(18)%	$(2,614)	$39,121	$42,774	(9)%	$(3,653)
Gross margin (loss) percentage:
Subscription	76%	76%			75%	76%
Professional services and other	(284)%	(967)%			(318)%	(326)%
Total gross margin	66%	59%			64%	60%
Gross profit	$23,191	$20,960	11%	$2,231	$70,502	$64,087	10%	$6,415
Cost of subscription revenue for the three months ended September 30, 2020 decreased by $0.5 million, or 6%, primarily due to a decrease of $0.3 million of third-party contractor and professional service fees.
Cost of subscription revenue for the nine months ended September 30, 2020 increased by $2.1 million, or 9%, primarily due to increases of $1.7 million of employee-related expenses and $0.6 million of third-party contractor and professional service fees.
Cost of professional services revenue for the three months ended September 30, 2020 decreased by $2.1 million or 35%, primarily due to a decrease of $2.3 million of employee-related expenses, partially offset by an increase of $0.4 million of third-party contractor and professional service fees.
Cost of professional services revenue for the nine months ended September 30, 2020 decreased by $5.8 million or 32%, primarily due to a decrease of $6.8 million of employee-related expenses, partially offset by an increase of $0.8 million of third-party contractor and professional service fees.

Gross margin for the three months ended September 30, 2020 increased primarily due to a revenue decrease of 1% compared to a 18% decrease in the associated costs. Gross margin for the nine months ended September 30, 2020 increased primarily due to revenue increase of 3% in addition to a 9% decrease in the associated costs.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	% Change	$ Change	2020	2019	% Change	$ Change
	(In thousands, except percentages)
Sales and marketing	$6,158	$9,829	(37)%	$(3,671)	$24,313	$27,933	(13)%	$(3,620)

Sales and marketing expense for the three months ended September 30, 2020 decreased by $3.7 million, or 37%, primarily due to decreases of $2.1 million of employee-related expenses, $0.6 million of travel-related expenses due to COVID-19, $0.4 million of third-party contractor and professional service fees, and $0.3 million of third-party referral fees.

Sales and marketing expense for the nine months ended September 30, 2020 decreased by $3.6 million or 13% primarily due to decreases of $1.6 million of employee-related expenses, $1.2 million of travel-related expenses due to COVID-19, and $0.8 million of third-party referral fees.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	% Change	$ Change	2020	2019	% Change	$ Change
	(In thousands, except percentages)
Research and development	$11,182	$14,295	(22)%	$(3,113)	$38,047	$44,507	(15)%	$(6,460)

Research and development expenses for the three months ended September 30, 2020 decreased by $3.1 million, or 22%, primarily due to a decrease of $2.8 million of employee-related expenses.

Research and development expense for the nine months ended September 30, 2020 decreased by $6.5 million, or 15%, primarily due to a decrease of $7.5 million of employee-related expenses, partially offset by severance-related costs of $0.7 million as a result of the reduction in workforce in the second quarter of 2020 in response to COVID-19.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	% Change	$ Change	2020	2019	% Change	$ Change
	(In thousands, except percentages)
General and administrative	$6,341	$6,440	(2)%	$(99)	$19,257	$20,743	(7)%	$(1,486)

General and administrative expense for the three months ended September 30, 2020 remained relatively flat.

General and administrative expense for the nine months ended September 30, 2020 decreased by $1.5 million, or 7%, primarily due to decreases of $1.4 million of employee-related expenses and $0.5 million of legal costs incurred in 2019, partially offset by severance-related costs of $0.5 million as a result of the reduction in workforce in the second quarter of 2020 in response to COVID-19.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash used in operating activities	$(8,524)	$(21,384)
Net cash provided by (used in) investing activities	12,976	(9,111)
Net cash (used in) provided by financing activities	(846)	530
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,606	$(29,965)

As of September 30, 2020, our principal sources of liquidity were cash and cash equivalents totaling $46.8 million, which were primarily held for working capital purposes. Our securities are comprised of money market funds.

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

We may be required to seek additional equity or debt financing in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. For additional information regarding risks related to debt or equity financings, see the risk factor entitled "We may require additional capital to support business growth, and this capital might not be available to us on acceptable terms or at all" in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Operating Activities

Cash used in operating activities for the nine months ended September 30, 2020 and 2019 was $8.5 million and $21.4 million, respectively. Cash used in operations reflected our net loss of $61.0 million for the nine months ended September 30, 2020, adjusted by $76.5 million in non-cash expenses, including:

•Goodwill impairment of $50.3 million;
•Stock-based compensation of $9.6 million;
•Amortization of deferred costs of $7.9 million;
•Depreciation and amortization of $4.9 million; and
•Non-cash operating lease expense of $3.8 million.

Changes in assets and liabilities for the nine months ended September 30, 2020 resulted in a net use of cash of $24.0 million, which included the following:

Uses of Cash

•Accrued compensation decreased $1.9 million primarily due to payout of 2019 bonuses, which was partially offset by the deferral of the employer portion of social security tax payments in accordance with the CARES Act;
•Deferred costs increased $2.3 million;
•Payments of operating lease liabilities of $4.2 million;
•Accounts payable decreased $14.0 million, primarily due to timing of payments and vendor invoicing;
•Accrued expenses and other liabilities decreased $2.6 million; and
•Deferred revenue decreased $0.1 million.

Sources of Cash

•Accounts receivable decreased $0.9 million, primarily as a result of the timing of billings and collections, and
•Prepaid expenses and other assets decreased $0.2 million.

Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2020 was $13.0 million, and cash used in investing activities for the nine months ended September 30, 2019 was $9.1 million. Net cash provided by investing activities during the nine months ended September 30, 2020 was attributable to $16.4 million of net proceeds from the sale and maturities of marketable securities, net of purchases, partially offset by $3.4 million of purchases of property and equipment.
Financing Activities

Cash used in financing activities was $0.8 million for the nine months ended September 30, 2020, and cash provided by financing activities was $0.5 million for the nine months ended September 30, 2019. Net cash used in financing activities during the nine months ended September 30, 2020 was due to principal payments on debt of $1.4 million, partially offset by proceeds from exercise of employee stock options of $0.2 million and ESPP offering of $0.4 million.
Contractual Obligations and Commitments
Our principal commitments primarily consist of debt obligations and lease obligations for office space and data centers. Our existing lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised these options. Contractual agreements represent future cash commitments and liabilities under agreements with third parties and exclude purchase orders for goods and services. See Note 9 – Debt to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our borrowings. In August 2020, we modified certain existing data center lease agreements, extending the lease terms three years. The lease agreements commenced September 1, 2020 and provide for monthly payments over the term totaling $1.7 million. Besides these agreements, there were no other material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Other than our borrowings described in Note 9 - Debt and lease obligations, we do not have any other debt arrangements. We do not have any material non-cancelable purchase commitments as of September 30, 2020.

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
Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2020, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We had cash and cash equivalents totaling $46.8 million as of September 30, 2020 and cash, cash equivalents and marketable securities totaling $59.4 million as of December 31, 2019. These are invested primarily in U.S. agency obligations, U.S. treasury securities and money market funds. The cash and cash equivalents are held for working capital and other general corporate purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.
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
Due to the short-term nature of our investments, we do not believe that an immediate change in interest rates would result in a change in the market value of our investments as of September 30, 2020.

We also have interest rate exposure as a result of our borrowings as described in Note 9 – Debt to the condensed consolidated financial statements. We currently do not hedge this risk. As of September 30, 2020, we had $1.9 million of borrowings outstanding under the term loan. Borrowings outstanding under the term loan are subject to variable interest rates based on the prime rate as published in the money rates section of The Wall Street Journal. Changes in the prime rate will affect the interest on borrowings under the loan agreement. However, a 50-basis point increase in the interest rate on the term loan would not materially increase interest expense during 2020.
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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
    Our sales strategy relies on relationships we have developed with Anthem, Inc. ("Anthem") as well as relationships we have built or are working to build with other health plans, including Cigna Corporation, and other benefits consultants, brokers and other industry participants. We are continuing to invest in, and expect to continue to increase our reliance on, these types of relationships to access customers and grow our overall sales. However, there can be no assurance that these relationships will be successful, or will result in access to additional users or growth in sales. These relationships do not always meet our expectations and could fail for a variety of reasons, including changes in our partners’ business priorities, insufficient or misaligned incentives for our partners to assist us with sales, competition, or other factors.

In October 2019, we entered into new agreements with Anthem whereby various services previously provided to Anthem’s customers on a disaggregated basis under separate service order forms have been consolidated under a Software-as-a-Service Agreement (the “SaaS Agreement”). Under the SaaS Agreement, Anthem is committed to paying us significant annual license fees for calendar years 2020 and 2021, and the first six months of 2022, which could constitute a substantial amount of our revenue for such periods. If the SaaS Agreement were to be terminated by Anthem under its terms, or if Anthem breaches the terms of the SaaS Agreement, our business could be materially and adversely harmed.

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

The COVID-19 pandemic has had a material adverse impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers, customers and users, which has negatively impacted our business, financial condition and results of operations and which could materially impact us in the future.

During the first quarter of 2020, a novel coronavirus disease (“COVID-19”) was declared a global pandemic by the World Health Organization and has resulted in the imposition of numerous, unprecedented, national and international measures to try to contain the virus, including travel bans and restrictions, shutdowns, quarantines, shelter-in-place and social distancing orders. As the COVID-19 pandemic develops, national, state and local governments, corporations and other authorities have continued to implement restrictions or policies that have adversely impacted consumer spending, global capital markets and the global economy.

The COVID-19 pandemic has caused us to modify our business practices, including but not limited to: instituting a workforce reduction in May 2020 representing 13% of our headcount; implementing a temporary base salary reduction for executive management, directors and other employees; curtailing or modifying employee travel; cancelling physical participation in meetings, events and conferences; and moving to full remote work for certain offices. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. As certain state and local governments recently began relaxing the public health restrictions described above, we have re-opened our Utah office for certain employees and have instituted a voluntary return to work for employees in our San Francisco and Sunnyvale, California offices. While we have implemented what we believe to be a comprehensive protocol for such employees to ensure safety and wellbeing, including daily health screenings, physical changes to our floor layout, and required proper personal protection equipment, these measures may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our customers’ operations, our employees and our employee productivity. We have experienced some changes in customer demand, particularly as customer funding priorities change and some of our buyers' budgets are cut, which has caused us to offer deferred payment terms and discounts in lieu of termination, and has also resulted in some terminations or non-renewals. The uncertainty of the COVID-19 pandemic on our customers' operations, our employees and their productivity affects our management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known.

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

If our existing customers, including health plan customers, do not continue or renew their agreements with us, renew at lower fee levels or decline to purchase additional products and services from us, our business and operating results will be harmed. .
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
We operate in a competitive industry and if we are not able to compete effectively, our business and operating results will be harmed.

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
Any failure by us to offer high-quality technical support services may adversely affect our relationships with our customers and harm our reputation and financial results.
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
If we cannot implement our offerings for customers in a timely manner, we may lose customers and our reputation and financial results may be harmed.
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
Our success depends largely upon the continued services of our key executive officers. We have in the past and may in the future experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, in July 2019, Maeve O’Meara assumed the role of Chief Executive Officer following the departure of John C. Doyle, and in November 2019, Will Bondurant assumed the role of Chief Financial Officer. Transitions in senior management may have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized. Moreover, if key personnel become ill due to the current COVID-19 pandemic, or otherwise, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed.
    Our executive officers are at-will employees and therefore may terminate employment with us at any time with no advance notice. We do not maintain “key person” insurance for any of these executive officers or any of our other key employees. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. The replacement of one or more of our executive officers or other key employees involves significant time and cost and may significantly delay or prevent the achievement of our business objectives.

    To continue to execute our growth strategy, we also must attract and retain highly skilled personnel, particularly in research and development and sales and marketing. Competition is intense for engineers with high levels of experience in designing and developing software and Internet-related services, particularly in the San Francisco Bay Area where we are located. The pool of qualified personnel with Software-as-a-Service, or SaaS, experience or experience working with the health care market is limited overall. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. In addition, many of the companies with which we compete for experienced personnel have greater resources than we do. We supplement our hired skilled personnel through the use of subcontractors, particularly in the area of research and development, a significant portion of which perform services outside of the United States. If these subcontractors cease to perform services for us for any reason, our ability to meet our development goals may be impaired, and our business and future growth prospects could be severely harmed.
In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options or other equity instruments they may receive in connection with their employment. Volatility or performance trends in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Furthermore, the requirement to expense stock options and other equity instruments could discourage us from granting the size or type of stock option or equity awards that job candidates may require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
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

If our security measures are breached and customers' data are compromised, our offerings may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed and we could lose sales and customers.
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
    We have incurred significant GAAP net losses in each year since our incorporation in 2008 and currently expect to continue to incur GAAP net losses for at least 2020. We experienced GAAP net losses of $61.0 million (inclusive of a non-cash goodwill impairment charge of $50.3 million during the first quarter of 2020), $40.0 million, $39.7 million and $51.9 million for the nine months ended September 30, 2020 and the years ended December 31, 2019, 2018 and 2017, respectively. As of September 30, 2020, we had an accumulated deficit of $516.0 million. The GAAP losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offerings through research and development and acquire and support customers. We anticipate that cost of revenue and operating expenses will increase in the foreseeable future as we seek to continue to grow our business, enhance our offerings and acquire additional customers. Many of our efforts to generate revenue from our business are new and unproven to us, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased GAAP losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior GAAP losses, combined with our expected future GAAP losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur GAAP operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, or at all.
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
    Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the nine months ended September 30, 2020, our top 10 customers by revenue accounted for approximately 69% of our total revenue. Of the top 10 customers, Anthem alone accounted for approximately 47% of total revenue for the nine months ended September 30, 2020. We expect the top 10 concentration to increase as we pursue our strategy of selling to health plans. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. For example, during the third quarter of 2018, one of our largest customers adopted a new benefits strategy and did not renew its agreement with us, and that agreement expired on December 31, 2018. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.
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

Shifts in health care benefits trends, including any potential decline in the number of self-insured employers, or the emergence of new technologies, may render our offerings obsolete or require us to expend significant resources in order to remain competitive.
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
We may require additional capital to support business growth, and this capital might not be available to us on acceptable terms, or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2020 and 2019, our net cash used in operating activities was $8.5 million and $21.4 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation of and improvement to our applications' functionalities, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock.

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

If we cannot maintain our corporate culture as we grow, we could lose the elements of our culture that we believe contribute to our success and, as a result, our business may be harmed.
We believe that a critical asset for our business, and a source of our competitive strength, is our unique company culture, which we believe fosters a high level of cross-functional collaboration and desire for excellence in our performance and product. As we grow and change, we may find it difficult to maintain these important aspects of our corporate culture. This was true in the case of the Jiff acquisition, and may be true of any acquisitions we may make in the future. Any such acquisitions may present additional challenges to our ability to maintain our corporate culture. Any failure to preserve our culture could also negatively affect our reputation, our ability to attract and retain personnel, our ability to continue to build and advance our offerings and may otherwise adversely affect our future success.
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

We are a smaller reporting company and may elect to comply with reduced public company reporting requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and have either: (i) a public float of less than $250 million or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and (A) no public float or (B) a public float of less than $700 million. As a “smaller reporting company,” we are subject to reduced disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Until such time as we cease to be a “smaller reporting company,” such reduced disclosure in our SEC filings may make it harder for investors to analyze our operating results and financial prospects.

If some investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Our Class B Common Stock

If we are unable to meet the continued listing requirements of the NYSE, the NYSE may delist our Class B common stock.

On March 30, 2020, we received written notification from the NYSE that the average closing price of our Class B common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average closing share price required to maintain listing under Section 802.01C of the NYSE Listed Company Manual. We informed the NYSE that we intended to cure the deficiency within the allowable six-month cure period and to return to compliance with the NYSE continued listing requirements, which they acknowledged. On September 1, 2020, we regained compliance with NYSE listing requirements after our average closing price for the 30 trading days ended August 31, 2020 and our closing price on August 31, 2020 both exceeded $1.00 per share.

Notwithstanding our return to compliance with NYSE listing standards, the trading price of our Class B shares continues to be volatile and closed below $1.00 per share from October 19, 2020 through November 5, 2020, which price per share is below the NYSE’s continued listing standards. If our trading price fails to improve or to comply with NYSE listing standards, we may receive an additional deficiency notice. In the future, we could elect to regain compliance by implementing a reverse stock split, such that the price of our Class B common stock would promptly exceed $1.00 per share, provided that the price must remain above that level for at least the following 30 trading days. We received stockholder approval for a reverse stock split at our 2020 annual meeting of stockholders, effective until our 2021 annual meeting of stockholders, should our Board decide to implement a reverse stock split to cure a future deficiency.

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
    Because of our dual class common stock structure, the holders of our Class A common stock, who in large part consist of our founders, early investors, directors, executives, employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they own less than 50% of the outstanding shares of our Class A and Class B common stock, combined. As of September 30, 2020, holders of our Class A common stock owned approximately 23% of the outstanding shares of our Class A and Class B common stock, combined; however, holders of our Class A common stock, including our executive officers and directors and their affiliates, have approximately 75% of the voting power of our outstanding capital stock with respect to the matters specified above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
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
•In certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of September 30, 2020, holders of our Class A common stock owned approximately 23% and holders of our Class B common stock owned approximately 77% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 75% and holders of our Class B common stock have approximately 25% of the total voting power with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 23% and holders of our Class B common stock have approximately 77% of the total voting power.
Item 6. Exhibits
(a) Exhibits.

Incorporated by Reference
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

CASTLIGHT HEALTH, INC.
Date:	November 6, 2020	By:	/s/ Will Bondurant
Will Bondurant
Chief Financial Officer (Principal Financial Officer)