Form 10-K
period 2020-12-31
CASTLIGHT HEALTH, INC.
filed 2021-02-24
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second quarter, which was June 30, 2020, the aggregate market value of its shares (based on a closing price of $0.83 per share) held by non-affiliates was approximately $98 million. As of February 22, 2021, there were 34,998,171 shares of the Registrant’s Class A common stock outstanding and 122,623,836 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s year ended December 31, 2020, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

Special Note Regarding Forward Looking Statements and Industry Data
This Annual Report on Form 10-K includes forward-looking statements. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding the impact on our future results of operations, financial position and cash flows, our business strategy, expansion opportunities, results and outcomes for customers and users, plans and our objectives for future operations, and the impact of the coronavirus ("COVID-19") pandemic on our business and the U.S. and global economies, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “can,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update any of these forward-looking statements after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations, except as required by law.
PART I
Item 1. Business
Overview

Castlight Health, Inc. (“Castlight”, “the Company” or “we”) provides health navigation solutions for large U.S. employers and health plans (“customers”) and their respective employees and members (“users”). Castlight’s offerings help individuals connect and engage with the right provider, benefit, or virtual care solution, at the right time, leveraging a combination of sophisticated technology and an expert team. Castlight’s navigation offerings have demonstrated measurable results, driving high engagement and user satisfaction, increased program utilization, steerage to the right care and provider, and lower healthcare costs for our customers and millions of users.

The foundation of Castlight’s solutions is our proprietary software-as-a-service ("SaaS") platform, which delivers a digital user experience and enables our high-touch services. We believe our platform is unique in its:

• Breadth and depth of data and partner integrations across the healthcare ecosystem;
• Ability to engage a user through digital self-service (mobile app, web) and human-powered modes (telephonic, chat), which are supported by the same underlying technology for a consistent, fluid experience;
• Personalization engine that leverages data from these integrations and user inputs to customize each user experience and guide users to the right benefits and providers;
• Comprehensive engagement across a user’s health, wellbeing, and condition management needs; and
• Broad ecosystem of third-party solutions, which facilitates streamlined procurement and management of a pre-vetted set of condition and wellbeing programs with turnkey integration.

Our platform’s services-oriented architecture enables us to extend our technology for use beyond our own applications. This enables us to serve health plans and other customers seeking to leverage our technology within their own member-facing applications or user touch points, including through white-labeling for our health plan customers.

We sell our platform as a suite of branded and white-labeled digital health navigation applications to large U.S. employers and health plans. We also sell product offerings through partnerships with large benefits consultants and health plans, with a focus on serving large U.S. employers.

In July 2019, we expanded our strategy to include health plans as potential customers and to package our product offerings to support user experiences beyond those we offered through our Castlight-powered websites and applications. In addition, we expanded our offerings to incorporate high-touch, human support, enabled by our technology platform, in addition to the mobile and web experience for users, which we call Castlight Care Guides.

Since this strategic expansion, we demonstrated proof points for our expanded strategy, including:

• In October 2019, we announced an enterprise license agreement with Anthem, Inc. (“Anthem”), the largest for-profit managed health care company in the Blue Cross Blue Shield Association, that provides Anthem with access to key components of our platform and expands Engage, a white-labeled version of our digital solutions.

•In July 2020, we entered into an agreement with Cigna Corporation (“Cigna”), a global health services company, to support a portion of Cigna’s Taft-Hartley and Federal Business segment with our healthcare navigation technology.

• In the third quarter of 2020, our Castlight Care Guides offering became generally available as a supplemental service for our customers. From Castlight’s launch, we have offered users both digital applications and telephonic support. In parallel with the roadmap for our digital platform, we have invested in and expanded our phone-based support services. Care Guides are trained to offer administrative and clinical support, and will help our users navigate their health-options using Castlight’s core technology. We believe Castlight Care Guides, as an expanded phone- and chat-based support service, will generate incremental user engagement and healthcare cost savings for our customers and users over time.

•In December 2020, we entered into an agreement with Blue Cross Blue Shield of Alabama (“BCBSAL”), a regional Blue Cross Blue Shield licensee, to offer a complete health navigation solution for BCBSAL's largest employer clients. This agreement represents a third health plan partnership, and we believe it validates our health plan growth strategy.

Corporate Information. Castlight was incorporated in the State of Delaware in January 2008. Our Class B common stock began trading publicly on the New York Stock Exchange in March 2014 under the trading symbol “CSLT.” Our principal executive offices are located in San Francisco, California, and our Customer Center of Excellence is located in Sandy, Utah.

The U.S. Healthcare Industry and Our Opportunity

We believe Castlight has a significant opportunity to help existing and prospective customers and users navigate the major economic and social challenges associated with the U.S. healthcare system and benefit from the growing market for high-tech and high-touch navigation services. We see the following industry trends affecting employers, health plans and individual users as potential long-term growth drivers for our business.

Large Employers. Our historical focus has been on large employers of the U.S. healthcare market. We continue to see significant opportunities within this customer category.

Employers play a significant role in U.S. healthcare benefits spending. According to the Centers for Medicare and Medicaid Services (“CMS”), employer-sponsored private health insurance totaled $1.1 trillion in 2019, up 4.3% year-over-year. More than half of this amount was from private employer contributions to health insurance premiums. CMS forecasted these expenditures to grow at an average annual growth rate of 4.6% from 2018 to 2028.

Nevertheless, employees continue to struggle to understand and utilize their benefits, limiting the effectiveness of employer cost and quality initiatives. Studies continue to demonstrate significant underutilization of such benefits. The COVID-19 pandemic expanded employee needs, as almost half of employees skipped care, 45% of employees experienced behavioral health needs, and a majority of employees with chronic conditions delayed important care.

Based on these trends, large employers are increasingly interested in navigation technologies and services such as ours, to increase employee engagement, lower costs and improve outcomes. The Business Group on Health ("BGH") published a survey in August 2020 that listed its large employer members’ top healthcare initiatives for 2021, which include:

•Implementing more virtual care solutions;

•Expanding access to mental health services;
•Deploying a more focused strategy on high-cost claims;
•Expanding “centers of excellence” — programs with concentrated expertise in a particular medical area — to include more conditions to lower costs; and
•Implementing high performance networks.

We believe Castlight has a key role to play in helping large U.S. employers and their employees address their respective health benefit challenges through personalized health navigation solutions, especially as large employers continue to respond to the changing healthcare landscape during the COVID-19 pandemic.

Health Plans. Given the scalability and demonstrated medical cost savings of our platform, we also believe there is a significant market opportunity for us to offer our platform to health plans. Overall U.S. healthcare spending is projected to continue to grow each year for the foreseeable future. CMS estimates that U.S. national health expenditures totaled $3.8 trillion in 2019, an increase of 4.5% year-over-year. CMS expects national health expenditures to increase at an average annual growth rate of 5.4% from 2018 to 2028, totaling approximately $6.2 trillion in 2028. CMS estimates that U.S. national health expenditures were approximately 17.8% of gross domestic product in 2019 and are projected to increase to 19.7% in 2028. This is significantly higher than most other developed nations.

However, there is little evidence that these massive U.S. healthcare outlays are efficient or result in better outcomes for Americans. Research published in the October 2019 edition of the Journal of the American Medical Association estimates that waste comprises approximately 25% of U.S. healthcare spending across categories, including failure of care delivery and coordination, over-treatment or low-value care, pricing failure, fraud and abuse and administrative complexity.

In addition to the large spending and inadequate value for health plans, potential regulatory changes and demographic shifts also impact health plans and introduce demand for our services:

• In October 2020, CMS issued a final rule to increase price transparency among group health plans and health insurance issuers, requiring plans make available personalized, out-of-pocket healthcare costs in a self-service, internet-based tool, by January 1, 2023. We believe health plans may seek support from third-party services like ourselves in delivering the self-service tool required under this rule.

• Medicare Advantage (“MA”) enrollment continues to grow across both the Individual and Group MA markets. According to research conducted by the Kaiser Family Foundation, approximately 24 million enrollees in 2020 were on an individual MA plan -- or 39% of the 62 million Medicare beneficiaries -- up from 24% of total Medicare enrollees in 2010.

Based on these industry dynamics, we believe there is a significant opportunity for us to leverage our platform to help health plans manage healthcare costs through our digital and high tech solutions.

Market Opportunity. We consider the potential users of our products to be all individuals who receive health coverage through their employer or a commercial health plan. This includes individuals with employer-sponsored coverage, individuals purchasing coverage directly from a health plan or on an exchange, and individuals participating in Medicare Advantage or Managed Medicaid programs administered by a commercial health plan. Based on the potential fee opportunity for our current products, we estimate our total addressable market, including our digital navigation offering and Care Guides, is approximately $18 billion.

Our Solution

We have developed a comprehensive health navigation platform powered by a set of associated services and technologies that match individuals to the best care and programs available to them, and motivate them to take action, using both technology and human support. This, in turn, helps customers manage their benefits more effectively, and generate more value from their benefits investments. Our health navigation platform powers all of our products with the following key components:

Breadth and Depth of Data Integrations. Our platform drives user engagement, program utilization, and medical cost savings through its ability to ingest data across the entire healthcare ecosystem – from insurance carriers and employer eligibility files to third-party digital health point solutions and activity trackers – and utilize it to personalize each user's experience. Further, the platform is designed to deliver these services in compliance with healthcare privacy and other applicable regulations.

The foundation of our platform is this breadth and depth of our data integrations, which, in aggregate, include more than three billion records. These integrations include:

• Claims data across more than 30 medical payers and more than 30 additional providers spanning pharmacy benefit managers, dental payers, and behavioral/employee assistance programs;
• 100+ employer eligibility file vendors;
• 150+ distinct single-sign on integrations with benefit programs; and
• 100+ distinct API integrations with digital health point solutions.

Our platform also accesses and integrates data from additional sources, such as user searches, user-stated health goals, third-party provider quality sources, biometric data, Health Risk Assessment data, activity trackers, and third-party digital health programs.

Castlight Genius Personalization Engine. Powered by our data asset, Genius leverages machine-learning models to guide employees to the right available care, benefit program, or content based on their individual health needs. Genius works as follows:

• Genius uses our data sets to score our user population across clinical and wellbeing categories;
• Genius then applies machine learning models to prioritize and segment users into 100+ different targeting segments; and
• Based on this segmentation and demographic data, Genius sends personalized educational content and recommendations to users. User outreach is delivered through channels such as email, mobile push notifications, and in-app and website.

Third-Party Digital Health Ecosystem Program Integrations. We leverage our open architecture to simplify third-party integration and management, remove user friction in accessing external programs, and increase engagement with these additional resources. Our platform integrates with nearly any vendor, and it has the flexibility to support multiple integration models, for instance: single sign-on and contextual promotions; incentives for micro-behaviors using bidirectional data feeds; communication and chat; and an embedded experience with user intake data sharing. We use data and our artificial intelligence/machine learning to deliver personalized recommendations that match each user to the right program, at the right time. This approach to integrations creates one seamless benefits experience for users across categories such as: activity tracking, biometric screening, financial wellness, health risk assessment, mental health and fitness, nutrition management, physical and behavioral health, resilience, second opinion, sleep management, weight coaching, and management of various specific conditions (e.g., heart health, diabetes, holistic wellbeing, maternal health, and medical decision support).

Cost Transparency and Provider Quality Score. Our proprietary provider quality score (“Q-Score”) enhances our ability to recommend providers based on clinical quality, in addition to user-specific out-of-pocket cost estimates for healthcare services. Q-Score combines baseline provider metrics (years of experience, medical school degrees and board certifications) and third-party hospital and provider quality metrics with internally-derived outcomes metrics based on our analysis of our wealth of historical claims data. Based on these data inputs and our own proprietary algorithms, our platform is able to generate a Q-Score for more than 94% of U.S. practitioners.

Behavioral Health. Our behavioral health ("BH") offering addresses key barriers our users face navigating behavioral health needs:

•Awareness: Our Genius personalization engine identifies users with a BH condition and those who are at high-risk of a BH condition but have not yet been diagnosed. We use omni-channel outreach to inform users about relevant benefits programs.
•Access: We provide immediate access to digital tools such as resilience programs, computerized Cognitive Behavioral Therapy, telepsychology providers. For many patients, primary care physicians with BH expertise can provide motivational interviewing and medication support.
•Cost: We help users understand free and low-cost offerings such as employee assistance programs and employer-sponsored tools. For users who need care from a provider, we navigate them to cost-effective, in-network providers.

Unified Reporting Platform. We provide a unified reporting platform where our customers can find aggregated data on engagement with the Castlight platform and with their integrated third-party solutions. This information refreshes daily. Our customers can view data segmented by population sub-groups, equipping them with insights to drive strategic decision making. Reporting includes overall engagement with the platform, programs, incentives and challenges.

Measurable Value. Since launching Castlight Complete ("Complete") in September 2018, we have demonstrated Complete’s ability to drive measurable value across three core areas: (i) user engagement; (ii) user behavior change; and (iii) medical cost savings that translate into a return on investment (“ROI”) on a customer’s Complete subscription costs. For example:

•           User Engagement
◦         Registration and Return Rates: Complete drove a 64% subscriber registration rate and a 35% monthly user return rate over the course of 2020.
◦          Employee Experience: The Castlight Complete mobile app generated a Net Promoter Score of 65 in 2020. In addition, the Castlight app's Apple App Store rating was 4.7 stars with more than 36,000 reviews as of January 2021.

•User Behavior Change:
◦High-value provider: Employees using Complete received care in an emergency room 6% less often than non-users after being directed to more appropriate care options. Additionally, Complete has reduced medical spending, including approximately 12% reduction in labs and imaging costs for those who search for care within the Castlight platform.
◦Appropriate care: 29% of registered Castlight users had a preventive office visit over the year compared with only 16% of non-users.
◦Program utilization: Complete achieved 1.4 to 2.5 times higher engagement in employer-offered health and wellness solutions that are integrated into the Complete platform.
•Medical Cost Savings
◦In the latest reporting period available, representing claims incurred through the end of 2019, Complete customers typically achieved 1.55% savings on their medical claims expense, representing an ROI of 2-3 times for a typical customer.

Our Products

For Large Employers: We offer our platform through packages that we sell through our direct sales force:

Care Guidance Navigator: Our Care Guidance Navigator empowers users to make better care decisions and navigate their employer-sponsored healthcare benefit programs through an experience tailored specifically for a user’s networks, health plans, care options, and programs, including virtual care and program options. By helping individuals choose the right available benefit and right care option at the right time, Care Guidance Navigator seeks to improve user satisfaction with benefits while helping employers achieve medical costs savings. Care Guidance Navigator can be implemented with Care Guides for an approach that combines world class technology with our expert team.

Wellbeing Navigator: Our personalized, incentivized Wellbeing Navigator helps drive engagement across an employer’s entire benefits program. Wellbeing Navigator leverages a robust data set, advanced personalization, incentives, challenges, and community features to help drive engagement, improve health and increase employee satisfaction. Wellbeing Navigator is often deployed in both US and global employee populations.

Complete Health Navigator: Complete Health Navigator (“Complete” or “Castlight Complete”) combines the full functionality of the Wellbeing Navigator and Care Guidance Navigator packages in one unified user experience. Complete addresses the unique needs of an organization and guides users through their entire health journey. Complete delivers personalized content and communications, whether users are working to stay healthy or managing a condition. Complete Health Navigator can be implemented with Care Guides for an approach that combines world class technology with our expert team.

Castlight Care Guides: In October 2019, we announced the creation of a high-touch navigation service to complement our digital navigation offerings. Castlight Care Guides combines Castlight’s personalized health navigation technology with a high-touch service to help navigate users to the best care for them. Examples include Care Guide support to assist users searching for care, understanding their benefits, challenging healthcare bills, or navigating a clinical need. With the addition of Castlight Care Guides, an employer can deploy both digital and high-touch navigation solutions and will no longer be limited to choose between the two options. Our Care Guide capability expands on our existing user support capabilities and is based in our Utah Customer Center of Excellence. We opened our Sandy, Utah facility in March 2020, made this solution broadly available in the third quarter of 2020, and have multiple customers utilizing the product as of the fourth quarter of 2020.

All of the Navigator packages described above include ecosystem integrations, the Castlight Genius personalization engine, and an engagement hub that aggregates all employee benefits, personalized recommendations and communications into one central location. In addition, all of our packages include end user support to ensure effective use of the platform and support technical issue resolution. Fees for the end user support services are included as part of our subscription contracts.

For Health Plans:

White-Labeled Health Navigation Solutions: For health plans seeking to amplify their value and improve the member experience with a technology partner, we offer white-labeled digital health navigation solutions. We collaborate with health plans to provide solutions that meet their priorities, focused on their core market needs: the digital front door that helps simplify the member experience; personalized, proactive guidance to connect members to the right care and programs; engagement in the health plan’s assets; data management and integration; and market innovation.

For example, we power the Engage offering that Anthem deploys to its Anthem Blue Cross Blue Shield health plans in the United States. Engage delivers the personalized user experience of our platform to Anthem members with additional features available through deep integrations with Anthem’s own assets, such as the Anthem Health Guide concierge, Anthem’s clinical and care management programs, and Anthem’s gaps-in-care and clinical analytics. Engage is offered in multiple packages, including a more streamlined version that can be offered by Anthem to its smaller size clients. Engage is available to Anthem's national accounts and large group accounts.

Embedded Platform Technology Services: For health plans seeking core technology to power their own digital experience, we offer access to our core set of APIs. For example, as part of our agreement with Anthem, we provide Anthem with a non-exclusive license for some of our underlying health navigation platform technology services, such as transparency and personalization. We offer our platform’s underlying technology services to other health plans seeking to embed our platform functionality into their existing user experiences instead of offering a full white-labeled solution.

Our Services

We provide services to help employers implement and maximize the value of our offering, including:

Implementation Services. We provide implementation services to our customers to help ensure successful deployment of our offering, including executing required data feeds, loading customer data, configuring products, integrating with third-party and other applications, communication and comprehensive testing. Fees for these services are included as part of our contracts.

Marketplace: Rewards Center. To help employers drive employee engagement with their benefits, we power a Rewards Center where employees can redeem incentive points for items such as contributions to their HSA accounts, gift cards, and donations to charity. Revenues from products sold through our online marketplace are recognized on a net basis primarily because we act as an agent in these contracts.

COVID-19 Response

As an organization providing health navigation solutions, we have used our core technology and newly developed functionality to support our customers and the community through the COVID-19 pandemic.

For our customers, this support included:

•A COVID-19 resource center, providing education and communication of healthcare coverage;
•Expanded Behavioral Health product support, given the mental health burden on employees during the pandemic;
•Customer-specific analytics to identify and communicate with populations vulnerable to COVID-19;
•Complementary access to certain ecosystem resources;
•Expanded community Flu Shot Finders, given limited on-site flu shots for employers;
•Working Well return-to-workplace solution and Working Well for Higher Education solution, enabling customers to offer easy, daily symptom tracking and self-attestation to ensure safe workplace re-entry and campus openings, respectively; and

•COVID-19 Vaccine Navigation services, including vaccine educational information, eligibility information, and guidance to nearby or available vaccination locations.

For our community, this support included:

•Comprehensive COVID-19 Test-site Finder, a directory of testing sites available to the public which launched in March 2020, updated and expanded throughout the pandemic. The Test Site finder is available to the community at no charge and is being used to power well-known public resources nationwide, including Google Maps and state health departments;
•Analytics around the cost of care and deferred care during the COVID-19 pandemic, including analysis on deferred immunizations published in the Journal of the American Medical Association; and
•Research on the equity of access to test sites, including research published in partnership with ABC News’ FiveThirtyEight.

Customers

Our customers consist primarily of large self-insured employers and health plans, representing a wide range of industries, such as manufacturing, retail, technology and government, and include some of the largest employers and health plans in the United States. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or health plan, or a distinct business unit of a large corporation, which has entered into a master subscription agreement with us to access our platform, including customers that are in the process of deploying our platform to their users.

In October 2019, we entered into a 30-month enterprise license agreement with Anthem, effective January 1, 2020, that extends and expands our existing relationship first announced in 2015. The agreement includes our core care guidance technology, the Engage health navigation platform, and a new, non-exclusive license for some of our underlying health navigation platform technology services, such as transparency and personalization. With the 2019 agreement, Anthem moved from a channel partner for the Engage offering to a health plan customer.

As part of our COVID-19 response, in the fourth quarter of 2020, Castlight was engaged by Boston Children’s Hospital to support its work with the Centers for Disease Control and Prevention ("CDC") to manage inventory and data related to COVID-19 vaccines. We will deliver a vaccine provider platform, which allows providers to enroll, log, and report inventory, daily reporting for the CDC, and display of COVID-19 vaccine information on VaccineFinder.org, a project of Boston Children’s Hospital. The agreement with Boston Children's Hospital provides for payments to the Company totaling $8.5 million. We began the work in November 2020 and expect to complete the engagement in mid-2021.

Employees, Culture and Human Capital Management

We recognize the fundamental importance of ensuring that we attract, recruit, develop, and retain top talent in order to create innovative products and services for our customers. Our ability to deliver on our mission to enable healthier, happier, and more productive lives starts by building a diverse team of employees that reflect the communities where we work and live, and the diversity of the customers we serve. Our human capital management strategy focuses on the whole employee lifecycle, follows a pay-for performance compensation program, and provides employees with comprehensive benefits and opportunities for advancement.

Our concerted efforts to create an enduring culture of health & wellbeing is foundational to executing on an effective business strategy and we internally strive to be one of the best customers of our own solutions, by offering our employees access to Castlight Complete, Care Guides, and the services of our ecosystem partners in the space of behavioral health and emotional wellbeing.

Our People. As of December 31, 2020, we employed 440 full-time employees, in addition to engaging with a number of contractors and consultants. We believe we have assembled an action-oriented senior management team that brings a mix of experiences and backgrounds in healthcare as well as technology, and operates with deep belief and willingness to dedicate themselves to our mission. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Our Values. We operate under a set of core values that we believe capture who we are today as well as the future we are building together. Our values—One Team, On a Mission, Making Things Happen—are a consistent reminder of our mission and guide our day-to-day interactions:

•One Team: We act from a place of respect and care for all and assume positive intent. We value communication and collaboration across teams. We consider how our actions impact others. We continue to build a diverse and inclusive community of Castlighters that energizes and inspires our work.
•On a Mission: We exist to transform healthcare by empowering individuals to live healthier, happier lives. We create innovative, data-driven solutions to improve the wellbeing and healthcare journey of our users, including our employees. We address complex problems with pride, empathy, drive, and ownership.
•Making Things Happen: We grow and adapt in partnership with our customers. We are nimble and take accountability for creating world-class experiences for our users.

Employee Feedback. As we keep our customers at the center of all we do, serving our employees and creating an environment for Castlighters to thrive is one of our top priorities. We are intentional about keeping our pulse on employee engagement by conducting regular surveys focused on workplace elements such as the employees’ continued effectiveness in a remote environment, access to the necessary resources to be successful in their roles, and gauging our employees’ productivity, health, and wellbeing. We intend to continue to reinforce and monitor the voice of our employees through our surveys and other communication vehicles we use, including regular employee all-hands, Teams and Slack communication platforms, virtual roundtables and check-ins. In addition to a dedicated management team and the HR team driving the employee engagement and communication efforts, we have an employee-driven Culture team engaged in designing and creating employee recognition, virtual engagement events, volunteering/giving, culture, and inclusion efforts.

Diversity, Inclusion, and Belonging. We believe we are a leader in diversity, inclusion, and sense of belonging, and seek to maintain our focus in these important areas for our workforce. As of December 31, 2020, women constitute 52% of our full-time workforce, 14% of our employees in the U.S. self-identified as a part of an under-represented minority group, and 40% of our employees at or above the Director level are women. Our talent acquisition program has led to steady, year-over-year increases in female and minority representation across Castlight, and we have established an annual hiring goal of 50% women and 20% individuals who identify as a member of an under-represented minority group. Our employees operate several Employee Resource Groups, including those for women in technology, LGBTQ-identified employees, and employee communities focused on interests such as cultural conversations and volunteering.

COVID-19. The COVID-19 pandemic caused us to modify certain in-person practices with employees, including curtailing employee travel, cancelling physical participation in internal and external meetings, events and conferences, and moving to fully remote work in March 2020. In June 2020, we implemented a return to office protocol for some employees located in our Utah Customer Center of Excellence, with what we believe to be a comprehensive protocol to ensure safety and wellbeing, including daily health screenings through our Working Well solution, physical changes to our floor layout, and required proper personal protection equipment. Our return to office plans for our San Francisco and Sunnyvale, California offices remain subject to local health orders and we have not yet been able to permanently re-open those offices.

Critically, as our workforce adjusted to the changing demands of the pandemic, we have continued to incorporate employee input and sentiment in our COVID-19 planning, and 86% of our employees who responded to our May 2020 employee engagement survey reported that they felt either “very supported” or “supported” by Castlight during COVID-19.

Sales and Marketing

We operate a national direct sales organization focused on large employers and on health plans, and also maintain partner relationships to enable sales and renewals.

Our sales team comprises enterprise-focused field sales professionals who are organized into geography-based teams. Our field professionals target large, self-insured U.S. employers and health plans, with different teams assigned to employers and health plans. The sales team is supported by a sales operations staff, including product technology experts, lead generation professionals, and sales data experts.

We also employ a team of professionals who maintain relationships with key industry participants, including benefit consultants, brokers, group purchasing organizations, and health plan partners. These partners can support our sales efforts to varying degrees by sourcing prospects, and working in collaboration with our direct sales team during the sales process. Through these relationships, we believe we are able to reach a broader set of potential customers and leverage existing relationships to promote our health navigation platform and products.

We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs. These programs target human resource executives and benefits leaders in addition to senior business leaders and health care and benefits channel partners, and include value-add research and learning opportunities for potential customers, channel marketing, demand generation activities, field marketing events, direct e-mail campaigns, and participation in user conferences, industry events, trade shows and customer conferences. In 2020, we adapted many of our marketing efforts due to COVID-19, including transitioning from in-person to digital events, and further investing in our digital marketing and engagement efforts.

Technology and Operations

We have designed our technology infrastructure to provide a highly available and secure multi-tenant, SaaS offering. Our multi-tenant platforms allow us to use a standard data model and consistent management practices for all customers with multiple possible configurations, while securely partitioning each customer’s application data. This approach provides significant operating leverage and improved efficiency as it helps us reduce our fixed cost base and minimize unused capacity on our hardware.

The architecture, deployment and management of our technology are focused on:

•Scalability: We have developed a robust and scalable data architecture infrastructure, which allows for automated loading and normalization of numerous data sources, including billions of claim transactions in our data warehouse.

•Standardization: Our technology assimilates structured and unstructured data from disparate sources, and employs proprietary algorithms to convert this data into user-friendly information for our users. Additionally, we design and operate our platform using Microservice Architecture principles, with a platform of services that delivers application functionality in a scalable and standardized way.

•Security: We maintain a formal and comprehensive security program designed to ensure the confidentiality, integrity, and availability of our systems and data while protecting against the threats faced by a modern enterprise. We instill principles like least privilege, strong authentication, irrefutable audit trails, and guaranteed data integrity through controls such as mandatory multi-factor authentication, firewall-enforced network segmentation, encryption in transit, encryption at rest, and behavioral-based activity monitoring. These controls are universally enforced across our environment to afford a consistent level of protection. We routinely review our program in conjunction with our customers, partners, and vendors to improve our practices and adjust to the changing threat landscape.

•Privacy: Our comprehensive privacy program seeks to ensure the proper use and protection of personal information, preserve privacy fundamentals, and allow for meaningful user choice in the way we collect and use customer data. We work to earn our customer’s trust by fostering privacy principles (such as lawful use, minimization, accuracy, storage duration, integrity, accountability, and transparency) and best practices related to data stewardship, and incorporating privacy by design elements into our product development. We establish privacy and data protection policies to standardize definitions for privacy and data, create minimum uniform safeguards for business activities, and create processes for third parties with which we share personal data. We prioritize and create processes for individual rights requests pursuant to applicable laws, including the California Consumer Privacy Act ("CCPA") and General Data Protection Regulation ("GDPR"). We promote a collaborative environment across all business activities and business owners to protect data privacy rights and drive compliance through knowledge sharing, guidance and enforcement.

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

Compliance and Certifications

Our software and data are located at independently managed and third-party data center hosting facilities. We require those vendors to obtain third-party security audit certifications relating to security and data privacy such as Service Organization Controls (“SOC”) SOC 1 or SOC 2 reports. Our vendors’ examinations are conducted at least every 12 months by an independent third-party auditor, and address, among other areas, physical and environmental safeguards for production data centers, data availability and integrity procedures, change management procedures, and logical security procedures.

Our own operating processes and technologies undergo annual independent evaluations such as penetration testing, security audits (SOC 2 Type II), and readiness evaluations to validate our controls and provide confidence that we are meeting evolving security needs. Annual internal audits are based upon the international standard ISO/IEC 27001 that addresses, among other things, security, data privacy, and operational controls.

Strategic Relationships

Data Collaborations. We have existing relationships with many national and regional health plans, pharmacy benefit managers, dental insurers, behavioral health plans, and health savings plans to support our mutual customers. These collaborations provide us with claims, balance integrations, and other data on behalf of our employer customers. We have developed technologies in collaboration with several payers, including real-time integrated APIs. The increasing number of data integrations we have in place is helping to position Castlight as a health navigation platform for our customers, and enables employers — and health plans — to consolidate many of their sources of benefits information into a single point of reference. In addition to providing data to support customers, we believe health plans may also provide an avenue to reach a broader set of potential customers.

Benefit Consultants and Brokers. Our relationships with brokers and consultants complement our direct sales capabilities. Through these relationships, we gain the ability to reach a broader set of potential customers and leverage existing relationships to promote our health navigation platform and cross-pollinate customer opportunities.

Ecosystem Partners. Castlight offers a broad and deep ecosystem of digital health solutions, providing customers access to turnkey, API-driven integrations with digital health tools, and offering clients a streamlined experience for users. Our customers can procure pre-vetted point solutions on Castlight’s contract paper, for a rapid, turnkey integration into their benefits offering. We simplify vendor management by providing our customers with one point of contact, tier 1 user support, and a unified reporting dashboard with insights aggregated across all vendors.

In addition to our partner ecosystem partnerships, we also have performed over 1,000 third-party customer integrations that deliver effortless access to external benefit programs for our users. These integrations result in higher engagement with third-party programs, based on personalized recommendations and an omni-channel approach to communications.

COVID-19. In developing our COVID-19 Test Site Finder and delivering on our COVID-19 resource center and analytics, we collaborated with a number of large technology companies, such as Google and Amazon Alexa; state and local public health departments, such as the North Carolina Department of Health and Human Services; and provider organizations or digital health solutions, such as Forward or 98point6. We believe these relationships may offer value for marketing, business development, or customer acquisition purposes over time.

Competition

The health navigation market is evolving and highly competitive. We face competitive pressure from a number of traditional digital health categories, as specialists in navigation, wellbeing, concierge, care guidance, and member engagement converge to compete in this market. Our most common and significant competitors include Accolade, Quantum, Grand Rounds, Evive, Alight, and Virgin Pulse.

In addition to competitive pressure in our core category, we also continue to experience competitive pressures from a number of vendors who remain more narrowly focused on just one area of historical demand for Castlight, including:

• Care Guidance competitors: ClearCost Health, Sapphire Digital (formerly Vitals), Healthcare Bluebook, HealthAdvocate, HealthSparq; and

• Wellbeing competitors: Limeade, Sharecare, Welltok, and Vitality.

In addition to standalone competitors, Castlight also competes against a number of offerings delivered by U.S. health plans in these categories. These health plan competitors include United Healthcare Group, Cigna, Anthem, Inc., Aetna Inc., and Health Care Services Corporation.

The principal competitive factors in our industry include:

• ability to curate complex data from multiple sources and present it through an easy to navigate user interface;
• capability for customization through configuration, integration, security, scalability, and reliability of products;
• ease of use and rates of user engagement;
• complementary technology platform and high touch services;
• personalization of user experience;
• ability to engage a customer’s entire population
• breadth and depth of application functionality;
• competitive and understandable pricing;
• size of customer base and their willingness to serve as references;
• level and consistency of user engagement;
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

For additional discussion of the risks related to our competitive landscape, please see the risk factor entitled “We operate in a competitive industry. If we are not able to compete effectively, our business and operating results will be harmed” set forth in Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Intellectual Property

We rely on a combination of patent, trademark, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain, and protect our proprietary rights. These laws, procedures, and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. We generally require employees, consultants, customers, suppliers, and partners to execute confidentiality agreements with us that restrict the disclosure of our intellectual property. We also require our employees and consultants to execute invention assignment agreements with us that protect our intellectual property rights.

As of December 31, 2020, we had one issued patent and two patent applications pending in the United States. Our issued patent expires on July 27, 2031. We own and use trademarks on or in connection with our products and services, including both unregistered common law marks and issued trademark registrations in the United States and elsewhere. We have trademark applications pending to register marks in the United States. We have also registered numerous Internet domain names. Although we rely on intellectual property rights, including trade secrets, patents, copyrights, and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our products are more essential to establishing and maintaining our technology leadership position.

For a discussion of risks related to the protection of our intellectual property, please see the risk factors entitled “Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand,”;“We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights”; and “Our use of open source technology could impose limitations on our ability to commercialize our software platform" set forth in Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Regulatory Environment

Participants in the health care industry are required to comply with extensive and complex laws and regulations in the United States at the federal and state levels as well as applicable international laws. Although many regulatory and governmental requirements do not directly apply to our business, our customers are required to comply with a variety of laws, and we may be affected by these laws as a result of our contractual obligations. Similarly, there are a number of legislative proposals in the United States, both at the federal and state level, that could impose new obligations in areas affecting our business.

For a discussion of risks related to our regulatory environment, please see the risk factors entitled “The health care industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and otherwise negatively affect our business,” and “If we fail to comply with applicable health information privacy and security laws and other applicable state, federal and international privacy and security laws, we may be subject to significant liabilities, reputational harm and other negative consequences, including decreasing the willingness of current and potential customers to work with us” set forth in Item 1A, "Risk Factors," in this Annual Report on Form 10-K.
Requirements Regarding the Privacy and Security of Personal Information

U.S. Privacy and Security Requirements. There are many U.S. federal and state laws and regulations related to the privacy and security of personal health information. In 2019, California passed a privacy law, the California Consumer Privacy Act (“CCPA”), which gives California resident users significant rights over the use of their personal information, including the right to object to the “sale” of their personal information. In addition, the CCPA includes a private right of action related to security breaches. Less than one year after the CCPA became effective, California voters approved the California Privacy Rights Act (“CPRA”), a consumer privacy ballot initiative that amends and expands the CCPA. The CPRA affords California residents more control over their personal information, imposes heightened compliance requirements, and establishes a new enforcement agency dedicated to consumer privacy. The CPRA’s substantive provisions become effective January 1, 2023. Several other states are considering similar legislation, and new laws similar to CCPA, CPRS and GDPR (discussed below) are expected to be enacted in coming years in various jurisdictions in which we operate.

Additionally, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, (collectively, "HIPAA"), establish privacy and security standards that limit the use and disclosure of protected health information ("PHI") and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form.

Our health plan customers, our direct enterprise customers’ benefits plans, as well as health care clearinghouses and certain providers with which we have or may establish business relationships, are covered entities that are regulated under HIPAA. The Health Information Technology for Economic and Clinical Health Act ("HITECH"), which became effective on February 17, 2010, significantly expanded HIPAA’s privacy and security requirements. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” are independent contractors or agents of covered entities which create, receive, maintain, or transmit PHI in connection with providing a service for or on behalf of a covered entity.

Under HIPAA, Castlight serves as a “business associate” to our customers and is directly subject to HIPAA’s privacy and security standards. In order to provide our customers with services that involve the use or disclosure of their PHI, Castlight enters into business associate agreements with our customers that require us to, among other things:

•limit how we will use and disclose PHI;
•implement reasonable administrative, physical, and technical safeguards to protect PHI from misuse;
•enter into similar agreements with our agents and subcontractors who have access to PHI;
•report security incidents, breaches, and other inappropriate uses or disclosures of the information; and
•assist the customer in question with certain duties under the privacy standards.

International Privacy Requirements. In Europe, we are subject to the General Data Protection Regulation (“GDPR”) which replaced the 1995 European Union (“EU”) Directive on Data Protection in May 2018. GDPR includes operational requirements for companies that receive or process personal data of European Union residents, and includes significant penalties for non-compliance. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements that could increase the cost and complexity of delivering our services. In Canada, we are subject to Canada’s Personal Information Protection and Electronic Documents Act ("PIPEDA"). PIPEDA, as well as province-specific regulations, imposes specific obligations on includes requirements for companies that receive personal information for Canadian residents, and includes penalties for non-compliance.

Data Protection and Breaches. In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of individuals’ personal information. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA, we must report breaches of unsecured PHI to our contractual partners, to the Department of Health and Human Services, and, in certain circumstances involving large breaches, to the media.

Other Requirements. In addition to HIPAA, numerous other U.S. state and federal laws govern the collection, dissemination, use, access to, and confidentiality of personally identifiable information, individually identifiable health information, and health care provider information. Some states also have implemented new laws and regulations that further protect the confidentiality, privacy, and security of such information. In many cases, these state laws are not preempted by the HIPAA privacy standards and may be subject to interpretation by various courts and other governmental authorities. Further, Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.

We dedicate significant resources to protecting our customers’ and users' information, including confidential and PHI. Our security strategy employs various practices and technology to control and protect access to sensitive information.

For a discussion of risks related to data privacy requirements and regulations related thereto, please see the risk factor entitled “If we fail to comply with applicable health information privacy and security laws and other applicable state, federal and international privacy and security laws, we may be subject to significant liabilities, reputational harm and other negative consequences, including decreasing the willingness of current and potential customers to work with us” set forth in Item 1A, "Risk Factors," in this Annual Report on Form 10-K.

Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information, including all amendments to these filings, with the SEC. You may access our SEC filings, free of charge, from our website at www.castlighthealth.com under the “Investor Relations” tab, promptly after such material is electronically filed with, or furnished to, the SEC. The SEC's website at www.sec.gov also contains all the reports that we electronically file or furnish to the SEC. The information posted on or accessible through these websites is not incorporated into this filing.
Item 1A. Risk Factors
    The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our Class B common stock could decline and you could lose part or all of your investment.
Summary of Risk Factors

The following is a list of our material risks and uncertainties. Please refer to the full text of the risk factors that appear below this summary for an explanation of how these risks and uncertainties may affect our business.
Risks Related to Our Business

•We rely on Anthem for a substantial portion of our revenue.
•If our new products and services are not adopted by our customers, or if we fail to continue to innovate and develop new products and services that are adopted by customers, then our revenue and operating results will be adversely affected.
•If our existing customers, including health plan customers, do not continue or renew their agreements with us, renew at lower fee levels or decline to purchase additional products and services from us, our business and operating results will be harmed.
•Our growth depends in part on the success of our strategic relationships with third parties.
•We operate in a competitive industry. If we are not able to compete effectively, our business and operating results will be harmed.
•Our business depends, in part, on sales, direct or indirect, to government organizations, and significant changes in the contracting or fiscal policies of such government organizations could have an adverse effect on our business and operating results.
•Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.
•Any failure by us to offer high-quality technical support services may adversely affect our relationships with our customers and harm our reputation and financial results.
•If we cannot implement our offerings for customers in a timely manner, we may lose customers and our reputation and financial results may be harmed.
•Our marketing efforts depend significantly on our ability to receive positive references from our existing customers.
•If our security measures are breached and customers' data are compromised, our offerings may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed and we could lose sales and customers.
•We have a history of significant GAAP losses, which we expect to continue for the foreseeable future, and we may never achieve or sustain profitability in the future.
•The market for our offerings is immature and volatile, and if it does not further develop, if it develops more slowly than we expect, or if our offerings do not drive employee engagement, the growth of our business will be harmed.
•We incur significant upfront costs in our customer relationships, and if we are unable to maintain and grow these customer relationships over time, we are likely to fail to recover these costs and our operating results will suffer.
•Our ability to deliver our full offerings to customers depends in substantial part on our ability to access data and other resources that are managed by a limited number of health plans and other third parties.
•A significant portion of our revenue comes from a limited number of customers, the loss of which would adversely affect our financial results.
•Because we generally bill our customers and recognize revenue over the term of the contract, near term declines in new or renewed agreements may not be reflected immediately in our operating results and may be difficult to discern.
•Our sales and implementation cycle can be long and unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.
•The health care industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and otherwise negatively affect our business.
•If we fail to comply with applicable health information privacy and security laws and other applicable state, federal and international privacy and security laws, we may be subject to significant liabilities, reputational harm and other negative consequences, including decreasing the willingness of current and potential customers to work with us.
•Shifts in health care benefits trends, including any potential decline in the number of self-insured employers, or the emergence of new technologies, may render our offerings obsolete or require us to expend significant resources in order to remain competitive.
•We may require additional capital to support business growth, and this capital might not be available to us on acceptable terms, or at all.
•We depend on data centers operated by third parties for our offerings, and any disruption in the operation of these facilities could adversely affect our business.
•The information that we provide to our customers, and their employees and families, could be inaccurate or incomplete, which could harm our business, financial condition and results of operations.
•If we cannot maintain our corporate culture as we grow, we could lose the elements of our culture that we believe contribute to our success and, as a result, our business may be harmed.
•If we fail to develop widespread brand awareness cost-effectively, our business may suffer.
•Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

•Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
•We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.
•Our use of open source technology could impose limitations on our ability to commercialize our software platform.
•We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.
•We are a smaller reporting company and may elect to comply with reduced public company reporting requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

Risks Related to Our Class B Common Stock

•The stock price of our Class B common stock may be volatile or may decline regardless of our operating performance.
•If we are unable to meet the continued listing requirements of the NYSE, the NYSE may delist our Class B common stock.
•If there are substantial sales of shares of our Class B common stock, the price of our Class B common stock could decline.
•The dual class structure of our Class A and Class B common stock will have the effect of concentrating significant voting influence or control with our directors and their affiliates; this will limit or preclude a stockholder's ability to influence corporate matters.
•If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
•Anti-takeover provisions under Delaware law and in our restated certificate of incorporation and restated bylaws could make a merger, tender offer, or proxy contest difficult, limit attempts by our stockholders to replace or remove members of our board of directors or current management and depress the trading price of our Class B common stock.

General Risks

•The COVID-19 pandemic has had a material adverse impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers, customers and users, which has negatively impacted our business, financial condition and results of operations and which could materially impact us in the future.
•Our quarterly results may fluctuate significantly, which could adversely impact the value of our Class B common stock.
•The loss of one or more of our executive officers or key employees, or an inability to attract and retain highly skilled employees or key subcontractor services, could adversely affect our business.
•If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to implement our business strategy.
•If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class B common stock may be negatively affected.
•We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.
•The development and expansion of our business through acquisitions of other companies or technologies or other strategic transactions could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
•Changes in accounting principles may cause previously unanticipated fluctuations in our financial results, and the implementation of such changes may impact our ability to meet our financial reporting obligations.
•We incur significantly increased costs and devote substantial management time as a result of operating as a public company.
•Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our results of operations and financial condition.
Risks Related to Our Business
We rely on Anthem for a substantial portion of our revenue.

Our sales strategy relies on relationships we have developed with Anthem, Inc. ("Anthem") as well as relationships we have built or are working to build with other health plans, including Cigna Corporation and Blue Cross Blue Shield Alabama. In October 2019, we entered into new agreements with Anthem whereby various services previously provided to Anthem’s customers on a disaggregated basis under separate service order forms were consolidated under a Software-as-a-Service Agreement (the “SaaS Agreement”). Under the SaaS Agreement, Anthem is committed to paying us significant annual license fees for calendar years 2020 and 2021 and the first six months of 2022, which is likely to constitute a substantial amount of our revenue for such periods. Revenue from Anthem, under our agreement, constituted approximately 47% of our total revenue for the year ended December 31, 2020. If the SaaS Agreement were to be terminated by Anthem under its terms, or if Anthem breaches the terms of the SaaS Agreement, our business would be materially harmed.

While our current growth strategy includes investing resources in pursuing relationships with other health plans to leverage what we have experienced with Anthem, developing these relationships will take time, require significant upfront investment, and divert our attention from other opportunities. In addition, the concentration of a material portion of business with any given partner such as Anthem could create tensions with other companies with which we do business, including health plans upon which we rely to receive data and offer our services. If we are unable to successfully enter into new business relationships and diversify our revenue stream, our business would be materially adversely affected.

If our new products and services are not adopted by our customers, or if we fail to continue to innovate and develop new products and services that are adopted by customers, then our revenue and operating results will be adversely affected.

In prior years, we derived a substantial majority of our revenue from sales of our legacy care guidance platform, and our continued growth depends in part on our ability to successfully develop and sell new products and services to new and existing customers. We continue to introduce a number of products and cross-sells, such as our recent offerings of Castlight Complete, Care Guidance Navigator, Wellbeing Navigator, Castlight Care Guides and Working Well, as well as health plan solutions. We have also invested, and will continue to invest, significant resources in research and development to enhance our existing offerings and introduce new high-quality products and services. If existing customers are not willing to make additional payments for such new products, or if new customers do not value such new products, our business and operating results will be harmed. If we are unable to predict employer preferences or our industry changes, or if we are unable to modify our offerings and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, appropriately timed with market opportunity or effectively communicated and brought to market.
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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties. Apart from health plan customers or potential customers, channel partners such as benefit consultants and data partners, our offerings also include the integration of products supplied by strategic partners who offer complementary products and services. We rely on these strategic partners to timely and successful deploy our offerings to our customers. If the products provided by these partners have defects or do not operate as expected, the services provided by these partners are not completed in a timely manner, our partners have organizational or supply issues, or we do not effectively integrate and support products supplied by these strategic partners, we may have difficulty deploying our offerings which could result in loss of, or delay in, revenues, increased service and support costs, and a diversion of development resources. In addition, our reliance on sales through, or facilitated by, third parties could put downward pressure on the total revenue we are able to generate, and could result in existing customers electing to use alternative or lower-functionality versions of our products that we may elect to provide through such relationships.

We also may compete in some areas with these same strategic partners. If these strategic partners fail to perform or choose not to cooperate with us on certain projects, in addition to the effects described above, we could experience loss of customers and market share, and failure to attract new customers or achieve and maintain market acceptance for our products. Identifying partners, negotiating and documenting relationships, and building integrations with them requires significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we can provide no assurance that these relationships will result in increased customer use of our platform or increased revenue.
We operate in a competitive industry. If we are not able to compete effectively, our business and operating results will be harmed.

    The health navigation market is evolving and highly competitive. We face competitive pressure from a number of traditional digital health categories, as specialists in navigation, wellbeing, concierge, care guidance, and member engagement converge to compete in this market. Our most common and significant competitors include Accolade, Quantum, Grand Rounds, Evive, Alight, and Virgin Pulse. In addition to competitive pressure in our core category, we continue to experience competitive pressures from a number of vendors who remain more narrowly focused on just one area of historical demand for Castlight, including:

• Care Guidance competitors: ClearCost Health, Sapphire Digital (formerly Vitals), Healthcare Bluebook, HealthAdvocate, HealthSparq; and

• Wellbeing competitors: Limeade, Sharecare, Welltok, and Vitality.

In addition, large, well-financed health plans, with whom we cooperate and on whom we depend in order to obtain the pricing and claims data we need to deliver our offerings to customers, have in some cases developed or acquired their own wellbeing and care guidance tools and provide these solutions to their customers at discounted prices or often for free. These health plans include, for example, Aetna Inc., Cigna Corporation, Anthem, Inc., and UnitedHealth Group, Inc. (Rally and Health Care Services Corporation). Competition from specialized software and solution providers, health plans and other parties may result in pricing pressure, which may lead to price decline in certain product segments, which could negatively impact our sales, profitability and market share. In addition, if health plans perceive continued cooperation with us as a threat to their business interests, they may take steps that impair our access to pricing and claims data, or that otherwise make it more difficult or costly for us to deliver our offerings to customers.

Some of our competitors, in particular health plans, have greater name recognition, longer operating histories, and significantly greater resources than we do. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace.

The field of healthcare and healthcare related services is subject to change, and there has been consolidation in the industry. Accordingly, new competitors or alliances might emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of our market, such as customers that desire a narrower solution, which could create additional price pressure. In light of these factors, even if our offerings are more effective than those of our competitors, current or potential customers might accept competitive offerings in lieu of purchasing our offerings.

Our business depends, in part, on sales, direct or indirect, to government organizations, and significant changes in the contracting or fiscal policies of such government organizations could have an adverse effect on our business and operating results.

We currently derive a portion of our revenue from a subcontract with Boston Children’s Hospital under its master contract with the Centers for Disease Control and Prevention, a U.S. government agency, and we may seek opportunities to contract, directly or indirectly, with additional public sector customers in the future. However, demand from government organizations is often unpredictable, and we cannot assure you that we will be able to maintain or grow our revenue from the public sector. Sales to government entities are subject to substantial risks, including, but not limited to, the following:

•highly competitive, expensive, and time-consuming sales cycles that often require significant upfront time and financial investment without any assurance of success;
•U.S. or other government certification requirements applicable to our platform, including the Federal Risk and Authorization Management Program, are often difficult and costly to obtain and maintain, and failure to do so will restrict our ability to sell to government customers;
•impacts on government demand and payment for our services by changes in administration, public sector budgetary cycles, and funding authorizations; and
•routine investigations and audits by governments of its contractors’ administrative processes and any unfavorable results of such investigations or audits that may result in fines, civil or criminal liability, further investigations, damage to our reputation, or debarment from further government business.

The occurrence of any of the foregoing factors could cause governments and governmental agencies to delay or refrain from purchasing our services in the future or otherwise have an adverse effect on our business and operating results. In addition, our current subcontract with Boston Children’s Hospital is specific to the COVID-19 pandemic, and will not continue once the pandemic is mitigated.

Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results.

    Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we will discover additional issues that prevent our proprietary products from operating properly. We are currently developing new features and services in our proprietary software for all of our offerings. If any of our offerings fail to function reliably or fail to achieve customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients which would adversely affect our operating results.

    Moreover, data services that are as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. This includes products we develop ourselves, as well as those we integrate into our platform ecosystem and resell. Material performance problems, defects or errors in our existing or new software and products and services may arise in the future and may result from interface of our offerings with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. These defects and errors, and any failure by us to identify and address them, could result in loss of revenue or market share, diversion of development resources, injury to our reputation and increased service and maintenance costs. Defects or errors in our health navigation platform might discourage existing or potential customers from purchasing our offerings from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating results.
Any failure by us to offer high-quality technical support services may adversely affect our relationships with our customers and harm our reputation and financial results.
    Our customers depend on our support organization to resolve any technical issues relating to our offerings. In addition, our sales process is highly dependent on the quality of our offerings, our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality and highly-responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, would harm our reputation, adversely affect our ability to sell our offerings to existing and prospective customers, and harm our business, operating results and financial condition.
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
    Our offerings involve the storage and transmission of customers’ proprietary information, personally identifiable information, and PHI of our customers’ employees and their dependents, which is regulated under HIPAA. Because of the extreme sensitivity of this information, the security features of our offerings are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive customer or employee data, including HIPAA-regulated PHI. A security breach or failure could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors, and catastrophic events. Additionally, many of our employees transitioned to remote working arrangements as a result of the COVID-19 pandemic, which has amplified our reliance on computer systems and on our continued need for unimpeded access to the Internet to use those systems. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

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

    We outsource important aspects of the storage and transmission of customer information, and thus rely on third parties to manage functions that have material cyber-security risks. These outsourced functions include services such as software design and product development, software engineering, database consulting, call center operations, co-location data centers, data-center security, IT, network security and Web application firewall services. We attempt to address these risks by requiring outsourcing subcontractors who handle customer information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of customers proprietary and PHI.
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
    We have incurred significant GAAP net losses in each year since our incorporation in 2008 and currently expect to continue to incur GAAP net losses for at least 2021. We experienced GAAP net losses of $62.2 million (inclusive of a non-cash goodwill impairment charge of $50.3 million during the first quarter of 2020), $40.0 million and $39.7 million during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $517.2 million. The GAAP losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offerings through research and development and acquire and support customers. Many of our efforts to generate revenue from our business are new and unproven to us, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased GAAP losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior GAAP losses, combined with our expected future GAAP losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur GAAP operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, or at all.

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
Our ability to deliver our full offerings to customers depends in substantial part on our ability to access data and other resources that are managed by a limited number of health plans and other third parties.
    In order to deliver the full functionality offered by our health navigation platform, we need continued access, on behalf of our customers, to sources of pricing and claims data, much of which is managed by a limited number of health plans and other third parties. We have developed various long-term and short-term processes to obtain data from certain health plans and other third parties. We are limited in our ability to offer the full functionality of our offerings to customers of health plans with whom we do not have a data-sharing or joint customer support process or arrangement.

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
    The health plans and other third parties with which we currently work may, in the future, change their position and limit or eliminate our access to data and resources, increase the costs for access, provide data and resources to us in more limited or less useful formats, or restrict our permitted uses of data and resources. Furthermore, some health plans and third parties that we rely on to supply data and resources have developed or are developing their own proprietary products and services that may compete with aspects of our platform, and so may perceive continued cooperation with us as a competitive disadvantage and choose to limit or discontinue our access to these data and resources. Failure to continue to maintain and expand our access to suitable pricing and other data and resources may adversely impact our ability to continue to serve existing customers and expand our offerings to new customers.
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
    Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the year ended December 31, 2020, our top 10 customers by revenue accounted for approximately 70% of our total revenue. Of the top 10 customers, Anthem alone accounted for approximately 47% of total revenue for the year ended December 31, 2020. We expect the top 10 concentration to increase as we pursue our strategy of selling to health plans. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. For example, during the third quarter of 2018, one of our largest customers adopted a new benefits strategy and did not renew its agreement with us, and that agreement expired on December 31, 2018. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.
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

    The sales cycle for our health navigation platform, from initial contact with a potential lead to contract execution and implementation, varies widely by customer, ranging from three to 24 months. Some of our customers undertake a significant and prolonged evaluation process, including whether our offerings meet a customer’s unique benefits program needs, that frequently involves not only the review of our offerings but also of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our offerings. Moreover, our large enterprise customers often begin to deploy our service on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offerings widely enough across their organization to justify our substantial upfront investment. It is possible that in the future we may experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing some of our sales. In addition, even after contracts are signed, our implementation timelines can delay recognition of related revenue for several periods. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales or revenue to justify our investments, our operating results may be harmed.
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
•private litigation by individuals adversely affected by any violation of HIPAA, HITECH, or comparable laws for which we are responsible; and

•negative publicity, which may decrease the willingness of current and potential customers to work with us and negatively affect our sales and operating results.

    In addition, we are subject to various state laws, including the California Consumer Privacy Act (“CCPA”), which recently was enacted by California. The CCPA requires, among other things, that covered companies to provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. It went into effect on January 1, 2020. Legislators may propose amendments to the CCPA, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted in practice. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition, the CCPA includes a private right of action related to security breaches. Less than one year after the CCPA became effective, California voters approved the California Privacy Rights Act (“CPRA”), a consumer privacy ballot initiative that amends and expands the CCPA. The CPRA affords California residents more control over their personal information, imposes heightened compliance requirements, and establishes a new enforcement agency dedicated to consumer privacy. The CPRA’s substantive provisions become effective January 1, 2023.

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
    The U.S. health care industry is extensive and complex, with a number of large market participants with conflicting agendas, is subject to significant government regulation and is currently undergoing significant change. Changes in our industry, for example, away from high deductible health plans, or the emergence of new technologies as more competitors enter our market, could result in our offerings being less desirable or relevant.

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2020 and 2019, our net cash used in operating activities was $5.6 million and $17.4 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation of and improvement to our applications' functionalities, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock.

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
    We provide our Castlight health navigation platform and wellbeing services through computer hardware that is currently located in geographically-dispersed, third-party data centers in the U.S., each of which is operated by the same IT hosting company. Some service features are augmented through the use of cloud services specializing in security, metrics, load balancing, and user experience. While we control and have access to our owned servers and all of the components of our network that are located in these external data centers, we do not control the operation of these facilities and there could be performance or availability issues outside our control. The owners of our data centers and hosting services have no obligation to renew the agreements with us on commercially reasonable terms, or at all. If we are unable to renew these types of agreements on commercially reasonable terms, or if our data center operators and hosting services are acquired or cease operations, we may be required to transfer our servers and other infrastructure to new data center facilities or hosting services, and we may incur significant costs and possible service interruption in connection with doing so.
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
Furthermore, in the second quarter of 2020, we launched the first directory of COVID-19 testing sites for public use, as well as Working Well, a solution to help employers and academic institutions manage re-entry in the wake of the COVID-19 pandemic. There may be limited evidence on which to evaluate the market reaction to products and services that may be developed and our marketing efforts for new products and services or products with new uses may not be successful. The market for products responding to the COVID-19 pandemic is in its early stages and its future development and acceptance by our customers is uncertain. As such, there can be no assurance that any products or services will obtain significant market acceptance and fill the market need that is perceived to exist on a timely basis, or at all. Additionally, if our solutions do not accurately or securely track the health of the relevant populations, our reputation may suffer, we may be exposed to liability, and our ability to attract and retain customers may be harmed.

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

If in the future our trading price fails to comply with NYSE listing standards, we may receive an additional deficiency notice. In the future, we could elect to regain compliance by implementing a reverse stock split, such that the price of our Class B common stock would promptly exceed $1.00 per share, provided that the price must remain above that level for at least the following 30 trading days. At our 2020 annual meeting of stockholders, we received stockholder approval for a reverse stock split, which approval is effective until our 2021 annual meeting of stockholders should our Board decide to implement a reverse stock split to cure a future deficiency.

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

The dual class structure of our Class A and Class B common stock will have the effect of concentrating significant voting influence or control with our directors and their affiliates; this will limit or preclude a stockholder's ability to influence corporate matters.
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
    Because of our dual class common stock structure, the holders of our Class A common stock, who in large part consist of our founders, early investors, directors, and current and former employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they own less than 50% of the outstanding shares of our Class A and Class B common stock, combined. As of December 31, 2020, holders of our Class A common stock owned approximately 22% of the outstanding shares of our Class A and Class B common stock, combined; however, holders of our Class A common stock, including our directors and their affiliates, have approximately 74% of the voting power of our outstanding capital stock with respect to the matters specified above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
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
•Certain litigation against us can only be brought in Delaware and actions related to securities claims can only be brought in federal court.
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
•In certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of December 31, 2020, holders of our Class A common stock owned approximately 22% and holders of our Class B common stock owned approximately 78% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 74% and holders of our Class B common stock have approximately 26% of the total voting power with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 22% and holders of our Class B common stock have approximately 78% of the total voting power.
•In addition, in December 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (such provision, a “Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act of 1933, as amended, must be brought in federal court and cannot be brought in state court.

General Risks

The COVID-19 pandemic has had a material adverse impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers, customers and users, which has negatively impacted our business, financial condition and results of operations and which could materially impact us in the future.

During the first quarter of 2020, a novel coronavirus disease (“COVID-19”) was declared a global pandemic by the World Health Organization and has resulted in the imposition by national, state and local governments of numerous, unprecedented, national and international measures to try to contain the virus, including travel bans and restrictions, shutdowns, quarantines, shelter-in-place and social distancing orders, many of which have adversely impacted consumer spending, global capital markets and the global economy.

The COVID-19 pandemic has caused us to modify our business practices, including but not limited to: instituting a workforce reduction in May 2020 representing 13% of our headcount; implementing a temporary base salary reduction for executive management, directors and other employees, which was restored in mid-November 2020; curtailing or modifying employee travel; cancelling physical participation in meetings, events and conferences; and moving to full remote work for certain offices. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Our San Francisco and Sunnyvale, California offices currently remain closed as a result of health department mandates. However, we have re-opened our Utah offices for certain employees as allowed under state and local orders. While we have implemented what we believe to be a comprehensive protocol to ensure the safety and wellbeing of employees returning to the office, including daily health screenings, physical changes to our floor layout, and required proper personal protection equipment, these measures may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our customers’ operations, our employees, and employee productivity. For example, some of our customers have experienced reductions in force that have negatively impacted the fees due to us under our agreements with them. In addition, we have experienced some changes in customer demand, particularly as customer funding priorities change and some of our buyers' budgets are cut, which has caused us to offer deferred payment terms and discounts in lieu of termination, and has also resulted in some terminations or non-renewals. The uncertainty of the COVID-19 pandemic on our customers' operations, our employees, and their productivity affects our management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known.

Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the COVID-19 pandemic and associated protective or preventative measures expand, we may experience a material adverse effect, either directly or indirectly through our customers, on our business operations, revenues, and financial condition; however, its ultimate impact is highly uncertain and subject to change.

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
•seasonal and other variations in the timing of the sales of our offerings, as a significantly higher proportion of our customers either enter into new subscription agreements or renew previous agreements with us in the second half of the year;
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
The loss of one or more of our executive officers or key employees, or an inability to attract and retain highly skilled employees or key subcontractor services, could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. We have in the past and may in the future experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. Transitions in senior management may disrupt our ability to implement our business strategy and could have a material adverse effect on our business. The impact of hiring new executives may not be immediately realized.

Our executive officers are at-will employees and may terminate employment with us at any time with no advance notice. The replacement of one or more of our executive officers or other key employees involves significant time and cost and may significantly delay or prevent the achievement of our business objectives.

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
    We have experienced significant growth since our inception, both organic and through acquisitions, which strains our business, operations and employees. Future revenues may not grow at the same rates they have historically or may even stagnate or decline. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. Moreover, we may from time to time decide to undertake cost savings initiatives, such as the reduction in workforce we implemented in 2020, or disposing of, or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. We must also attract, train and retain a significant number of qualified personnel in key areas such as research and development, sales and marketing, customer support, professional services, and management, and the availability of such personnel, in particular software engineers, may be constrained. These and similar challenges, and the related costs, may be exacerbated by the fact that our headquarters is located in the San Francisco Bay Area.
    A key aspect to managing our growth is our ability to scale our capabilities to implement our offerings satisfactorily with respect to both large and demanding enterprise customers, who currently comprise the majority of our customer base, as well as smaller customers. Large customers often require specific features or functions unique to their particular business processes, which at a time of rapid growth or during periods of high demand may strain our implementation capacity and hinder our ability to successfully implement our offerings to our customers in a timely manner. We may also need to make further investments in our technology and automate portions of our offerings or services to decrease our costs, particularly as we grow sales of our health navigation platform to smaller customers. If we are unable to address the needs of our customers or their employees, or our customers or their employees are unsatisfied with the quality of our offerings or services, they may not renew their agreements, seek to cancel or terminate their relationship with us, or renew on less favorable terms. In addition, many of our customers adjust their benefit plan designs, benefits providers, and eligibility criteria at the start of each new benefits plan year, requiring additional configurations for those customers. As our customer base grows, the complexity of these activities may increase. If we fail to automate these operations sufficiently and implement these changes on a timely basis or are unable to implement them effectively, our business may suffer.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations; result in weaknesses in our infrastructure, systems or controls; give rise to operational mistakes, financial losses, loss of productivity or business opportunities; and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. In addition, data and content fees, which are one of our primary operational costs, are not fixed as they vary based on the source and condition of the data we receive from third parties, and if they remain variable or increase over time, we would not be able to realize the economies of scale that we expect as we grow renewals and implementation of new customers, which may negatively impact our gross margin. If our management is unable to effectively manage our growth, our expenses might increase more than expected; our revenue may not increase or might grow more slowly than expected; and we might be unable to implement our business strategy. The quality of our offerings might also suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in San Francisco, California, where we occupy a facility totaling approximately 31,000 square feet under a lease that expires in 2022. We use these facilities for administration, sales and marketing, research and development, engineering, customer support, and professional services. We also lease approximately 25,000 square feet of office space in Sandy, Utah for customer support operations under a lease that expires in 2025. We also lease office space in Sunnyvale, California totaling approximately 11,000 square feet under a lease that expires in 2025. We use this facility primarily for research and development. We believe that our existing facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

From time to time, we may become subject to legal proceedings, claims or litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patents or other intellectual property rights. If an unfavorable outcome were to occur in litigation, the impact could be material to our business, financial condition, cash flow, or results of operations, depending on the specific circumstances of the outcome.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class B common stock is listed on the New York Stock Exchange under the symbol “CSLT.”
Dividend Policy
We have never declared or paid dividends on our capital stock. We do not expect to pay dividends on our capital stock for the foreseeable future. Instead, we anticipate that all of our earnings, if any, will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts, and other factors deemed relevant by our board of directors.
Stockholders
As of December 31, 2020, there were 37 stockholders of record of our Class A common stock, and 63 stockholders of record of our Class B common stock, not including beneficial holders of stock held in street name.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.
Issuer Purchases of Equity Securities

Fiscal period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2020 - October 31, 2020	—	—	—	—
November 1, 2020 - November 30, 2020	—	—	—	—
December 1, 2020 - December 31, 2020	16,511	$1.30	—	—
Total	16,511	$1.30	—	—
(1) Shares withheld by us from the vested portion of a restricted stock award. The market value of the shares withheld was approximately the amount of the applicable withholding taxes due from the holder of the restricted stock award.
Item 6. Selected Consolidated Financial Data
This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

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

Discussion and analysis of our 2018 fiscal year specifically, as well as the year-over-year comparison of our 2019 financial performance to 2018, are located in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020, which is available on our website at www.castlighthealth.com under the “Investor Relations” tab and the SEC’s website at www.sec.gov.
Overview
Castlight Health, Inc. (“Castlight”, “the Company” or “we”) provides health navigation solutions for large U.S. employers and health plans (“customers”) and their respective employees and members (“users”). Castlight’s offerings help individuals connect and engage with the right provider, benefit, or virtual care solution, at the right time, leveraging a combination of sophisticated technology and an expert team. Castlight’s navigation offerings have demonstrated measurable results, driving high engagement and user satisfaction, increased program utilization, steerage to the right care and provider, and lower healthcare costs for our customers and millions of users.

The foundation of Castlight’s solutions is our proprietary software-as-a-service platform, which delivers the digital user experience and enables our high-touch services. We believe our platform is unique in its:

• Breadth and depth of data and partner integrations across the healthcare ecosystem;
• Ability to engage a user through digital self-service (mobile app, web) and human-powered modes (telephonic, chat), which are supported by the same underlying technology for a consistent, fluid experience;
• Personalization engine that leverages data from these integrations and user inputs to customize each user experience and guide users to the right benefits and providers;
• Comprehensive engagement across a user’s health, wellbeing, and condition management needs; and
• Broad ecosystem of third-party solutions, which facilitates streamlined procurement and management of a pre-vetted set of condition and wellbeing programs with turnkey integration.

Our platform’s services-oriented architecture enables us to extend our technology for use beyond our own applications. This enables us to serve health plans and other entities seeking to leverage our technology within their own member-facing applications or user touch points, including through white-labeling for our health plan customers.

We sell our platform as a suite of branded and white-labeled digital health navigation applications to large U.S. employers and health plans. We also sell product offerings through partnerships with large benefits consultants and health plans, with a focus on serving large U.S. employers.

In July 2019, we expanded our strategy to include health plans as potential customers and to package our products to support user experiences beyond those of Castlight-powered websites and applications. In addition, we expanded our offerings to incorporate high-touch, human support, enabled by our technology platform, in addition to the mobile and web experience for users, which we call Castlight Care Guides.

Since this strategic expansion, we demonstrated proof points for our expanded strategy, including:

• In October 2019, we announced an enterprise license agreement with Anthem, Inc. (“Anthem”), the largest for-profit managed health care company in the Blue Cross Blue Shield Association, that provides Anthem with access to key components of our platform and expands Engage, a white-labeled version of our digital solutions.

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•In July 2020, we entered into an agreement with Cigna Corporation (“Cigna”), a global health services company, to support a portion of Cigna’s Taft-Hartley and Federal Business segment with our healthcare navigation technology.

• In the third quarter of 2020, our Castlight Care Guides offering became generally available as a supplemental service for our customers. From Castlight’s launch, we have offered users both digital applications and telephonic support. In parallel with the roadmap for our digital platform, we have invested in and expanded our phone- and chat-based support services. Care Guides, trained to offer administrative and clinical support, will help our users with their health navigation using Castlight’s core technology. We believe Castlight Care Guides will generate incremental user engagement and healthcare cost savings for our customers and users over time.

•In December 2020, we entered into an agreement with Blue Cross Blue Shield of Alabama (“BCBSAL”), a regional Blue Cross Blue Shield licensee, to offer a complete health navigation solution for BCBSAL's largest employer clients. This agreement represents a third health plan partnership, and we believe it validates our health plan growth strategy.

Castlight was incorporated in the State of Delaware in January 2008. Our Class B common stock began trading publicly on the New York Stock Exchange in March 2014 under the trading symbol “CSLT.” Our principal executive offices are located in San Francisco, California, and our Customer Center of Excellence is located in Sandy, Utah.

COVID-19 Update. During the first quarter of 2020, a novel coronavirus disease (“COVID-19”) was declared a global pandemic by the World Health Organization and has resulted in the imposition of numerous, unprecedented, national, and international measures to try to contain the virus, including travel bans and restrictions, shutdowns, quarantines, and shelter-in-place and social distancing orders. The spread of COVID-19 has significantly impacted the health and economic environment around the world and many governments have closed most public establishments, including restaurants, workplaces, and schools. Our health plan and corporate customers have been affected by the measures being put in place around the world, including the closure of offices, manufacturing sites, or country borders. A negative impact on our customers has caused some customers to request extended payment terms, delayed invoicing, higher discounts, lower renewal amounts, delayed buying decisions, or cancellations. Because we typically charge on a per-employee-per-month basis, and since some of our current customers have reduced their workforces in response to the pandemic or otherwise, we may experience a corresponding reduction in revenue based on the renewal or audit date in the customer's contract.

The COVID-19 pandemic has caused us to modify our business practices, including, but not limited to: instituting a workforce reduction in May 2020 representing 13% of our headcount; implementing what was anticipated to be a temporary base salary reduction for executive management, directors, and other employees; curtailing or modifying employee travel; cancelling physical participation in meetings, events, and conferences; and moving to full remote work. We have subsequently implemented a return to work office protocol for certain employees located in our Utah Customer Center of Excellence. Our return to work plans for our San Francisco and Sunnyvale, California, offices remain subject to local health orders, and we have not yet been able to permanently re-open those offices. In November 2020, management, in consultation with the Company's board of directors, reinstated full salaries for those who were impacted by the salary reduction and restored the Board of Director’s cash compensation to its original levels, effective November 16, 2020. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Although the COVID-19 pandemic has caused minor disruptions to our business operations, it has had a limited impact on our operating results thus far and these minor disruptions did not impact the delivery of our products to our customers or users. During these uncertain times, we have used our core technology to help users, customers, and the community navigate through the COVID-19 pandemic. The Castlight platform has supported our customers with COVID-19 education and communication of healthcare coverage changes, as well as analytics to identify and support vulnerable populations, and provided faster access to free ecosystem resources. We have provided our symptom checker and COVID-19 testing site finder to the community at no charge, and our testing site finder is being used to power some well-known public resources nationwide. In response to the COVID-19 pandemic, we made our behavioral health solution available to all customers on the Castlight Complete platform for no additional cost and launched the Working Well and Working Well for Higher Education solutions which are aimed at helping employers and academic institutions manage safe workforce re-entry and campus openings, respectively. In addition, in the fourth quarter of 2020, we were engaged by Boston Children’s Hospital to support their work with the Centers for Disease Control and Prevention ("CDC") to manage inventory and data related to COVID-19 vaccines. We will deliver a vaccine provider platform, which allows providers to enroll, log, and report daily inventory, daily reporting for the CDC, and display of COVID-19 vaccine information on VaccineFinder.org, a project of

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Boston Children’s Hospital. The agreement with Boston Children's Hospital provides for payments to the Company totaling $8.5 million. We began the work in November 2020 and expect to complete the engagement in mid-2021.

Since the second quarter of 2020, we have seen that the COVID-19 pandemic and its ensuing uncertainty on the general economy and our customers' businesses have led to elongated sales cycles and impacted our ability to sign on new customers. However, the potential duration, and extent of the impact, of the COVID-19 pandemic on our future liquidity and operational performance will depend on certain developments, including the duration and spread of the outbreak, the continued impact on our customers' operations and the global economy generally, and the continued impact to our sales and renewal cycles. We will continue to consider the potential impact of the COVID-19 pandemic on our business operations. The uncertainty of the COVID-19 pandemic affects our management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known.

For further discussion of the possible impact of the COVID-19 pandemic on our business, financial condition and results of operations, see the risk factor entitled "The COVID-19 pandemic has had a material adverse impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers, customers and users, which has negatively impacted our business, financial condition and results of operations and which could materially impact us in the future" in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
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

Signed Annual Recurring Revenue (“ARR”)

	As of
	December 31, 2020	December 31, 2019
	(in millions)
Signed Annual Recurring Revenue	$126.7	$147.0

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

ARR represents the annualized value of subscription revenue under contract with customers at the end of a quarter, which we refer to for this purpose as a measurement date. To calculate ARR, we first calculate the annualized subscription value for each signed customer (whether implemented or not), as of the applicable measurement date, by multiplying the monthly contract value of the subscription services under contract by 12. We exclude from this calculation any customers that have provided us with formal notice of termination or non-renewal as of the measurement date. ARR does not take into account the (i) potential for customers to terminate, or decline to renew, their agreements with us, (ii) achievement of non-recurring or yet-to-be-earned performance guarantees, (iii) one-time engagement bonuses included within our customer contracts or (iv) revenues related to professional services, such as implementation services. ARR is not determined in reference to GAAP.

Our ARR at December 31, 2020 was $126.7 million, compared to $147.0 million at December 31, 2019, representing a decrease of approximately 13.8%, primarily attributable to churn, partially offset by new customers and renewals.

Annual Net Dollar Retention Rate (“NDR”)

	Year Ended December 31,
	2020	2019
Annual Net Dollar Retention Rate	83%	94%

We assess our performance on customer retention by measuring our Annual Net Dollar Retention rate. We believe that our ability to retain our customers and expand their subscription revenue growth over time will be an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our NDR provides a measurement of our ability to increase revenue across our existing customer base through expansion of our additional products to existing customers, increases in user counts for existing customers and customer renewals, as offset by terminations or pricing changes. The addition or loss of a significant customer or customers during the calendar year can have a significant impact on NDR. We calculate NDR for a given period as the aggregate annualized subscription contract value as of the last day of that year from those customers that were also customers as of the last day of the prior year, divided by the aggregate annualized subscription contract value from all customers as of the last day of the prior year. In calculating NDR, we exclude one-time fees. NDR does not include subscriptions by new customers contracted since the end of the most recently completed year. We observed an annual net dollar retention rate of 83% for the year ended December 31, 2020 for customers that were signed as of

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
December 31, 2019, and an annual net dollar retention rate of 94% for the year ended December 31, 2019 for customers that were signed as of December 31, 2018. The NDR of 83% at the end of 2020 was primarily due to churn, partially offset by upsells and cross-sells.
Components of Results of Operations
Revenue

We generate revenue from subscription fees from customers for access to the products they select. We also earn revenue from professional services primarily related to the implementation of our offering, products sold through our online marketplace and add-on subscription products made available from our other ecosystem partners.
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

Cost of subscription revenue primarily consists of data fees, employee-related expenses (including salaries, bonuses, benefits and stock-based compensation), hosting costs of our cloud-based subscription service, cost of subcontractors, expenses for service delivery (which includes call center support), amortization of internal-use software, depreciation of owned computer equipment and software, amortization of certain intangibles, and allocated overhead.

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
Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses (including salaries, sales commissions and bonuses, benefits and stock-based compensation), travel-related expenses, marketing programs, amortization of certain intangibles and allocated overhead. All commissions earned by our sales force and third-party referral fees are deferred and amortized generally over a period of five years.

Research and Development. Research and development expenses consist primarily of employee-related expenses (including salaries, bonuses, benefits and stock-based compensation), costs associated with subcontractors and allocated overhead.

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
General and Administrative. General and administrative expenses consist primarily of employee-related expenses (including salaries, bonuses, benefits and stock-based compensation) for finance and accounting, legal, human resources and IT, legal costs, professional fees, other corporate expenses, acquisition-related costs, and allocated overhead.
Overhead Allocation. Expenses associated with our facilities and IT costs are allocated between cost of revenues and operating expenses based on employee headcount determined by the nature of work performed.
Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Revenue:
Subscription	96%	96%	92%
Professional services and other	4%	4%	8%
Total revenue, net	100%	100%	100%
Cost of revenue:
Cost of subscription	24%	24%	22%
Cost of professional services and other	12%	17%	16%
Total cost of revenue	36%	41%	38%
Gross margin	64%	59%	62%
Operating expenses:
Sales and marketing	22%	27%	32%
Research and development	34%	41%	39%
General and administrative	17%	20%	16%
Goodwill impairment	34%	—%	—%
Total operating expenses	107%	88%	87%
Operating loss	(43)%	(29)%	(25)%
Other income, net	—%	1%	—%
Net loss	(43)%	(28)%	(25)%

Revenue

	Year Ended December 31,
	2020	2019	2018	2019 to 2020 % change	2018 to 2019 % change
	(in thousands, except percentages)
Revenue:
Subscription	$141,160	$137,393	$143,901	3%	(5)%
Professional services and other	5,549	5,915	12,503	(6)%	(53)%
Total revenue, net	$146,709	$143,308	$156,404	2%	(8)%

2020 compared to 2019
Subscription revenue increased $3.8 million, or 3%, primarily due to the Anthem enterprise license agreement and customer launches, partially offset by customer terminations. Professional services and other revenue decreased primarily due to lower implementation activities, partially offset by revenue from Boston Children’s Hospital.

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Costs and Operating Expenses

	Year Ended December 31,
	2020	2019	2018	2019 to 2020 % change	2018 to 2019 % change
	(in thousands, except percentages)
Cost of revenue:
Subscription	$34,996	$34,067	$34,691	3%	(2)%
Professional services and other	17,046	25,007	25,498	(32)%	(2)%
Total cost of revenue	$52,042	$59,074	$60,189	(12)%	(2)%
Gross margin (loss) percentage:
Subscription	75%	75%	76%
Professional services and other	(207)%	(323)%	(104)%
Total gross margin	64%	59%	62%
Gross profit	$94,667	$84,234	$96,215	12%	(12)%

2020 compared to 2019
Cost of subscription revenue increased $0.9 million or 3%, primarily due to an increase of $2.1 million in employee-related expenses, partially offset by decreases of $0.8 million of hosting costs and $0.3 million of facilities costs.
Cost of professional services revenue decreased $8.0 million or 32%, primarily due to a decrease of $8.0 million in employee-related expenses as a result of the reduction in workforce in response to COVID-19.
Gross margin increased primarily due to a revenue increase of 2% in addition to a 12% decrease in the associated costs.
Sales and Marketing

	Year Ended December 31,
	2020	2019	2018	2019 to 2020 % change	2018 to 2019 % change
	(in thousands, except percentages)
Sales and marketing	$32,026	$38,597	$49,134	(17)%	(21)%
2020 compared to 2019
Sales and marketing expense decreased $6.6 million or 17%, due to decreases of $2.9 million of employee-related expenses as a result of the reduction in workforce in response to COVID-19, $1.6 million of travel-related expenses due to COVID-19, $1.0 million of third-party contractor and professional services fees, and $1.0 million of third-party referral fees.

Research and Development

	Year Ended December 31,
	2020	2019	2018	2019 to 2020 % change	2018 to 2019 % change
	(in thousands, except percentages)
Research and development	$49,465	$58,994	$61,355	(16)%	(4)%
2020 compared to 2019

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Research and development expense decreased $9.5 million or 16%, primarily due to decreases of $8.2 million in employee-related expenses as a result of the reduction in workforce in response to COVID-19, and $0.7 million in facilities costs.
General and Administrative

	Year Ended December 31,
	2020	2019	2018	2019 to 2020 % change	2018 to 2019 % change
	(in thousands, except percentages)
General and administrative	$25,662	$27,981	$25,620	(8)%	9%
2020 compared to 2019
General and administrative expense decreased $2.3 million or 8%, due to decreases of $2.1 million of employee-related expenses as a result of the reduction in workforce in response to COVID-19, $0.5 million of legal costs and $0.5 million of third-party contractor and professional services fees, partially offset by severance-related costs of $0.5 million and an increase of $0.4 million of facilities costs.

Liquidity and Capital Resources

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash used in operating activities	$(5,565)	$(17,392)	$(18,551)
Net cash provided by (used in) investing activities	12,827	(6,797)	19,222
Net cash (used in) provided by financing activities	(1,218)	1,201	4,015
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,044	$(22,988)	$4,686

As of December 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $49.2 million, which were held for working capital purposes. Our cash equivalents are comprised of money market funds.
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
On May 5, 2020, we entered into the Third Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with Silicon Valley Bank (the "Bank"). Under the Amended Loan Agreement, the Bank agreed to extend a $25.0 million revolving credit facility (the “Revolving Line”) to us. We may request borrowings under the Revolving Line prior to May 4, 2023, on which date the Revolving Line terminates. Refer to Note 9 – Debt to the consolidated financial statements for further information on debt.
We may be required to seek additional equity or debt financing in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
restrict our operations. For additional information regarding risks related to debt or equity financings, see the risk factor entitled "We may require additional capital to support business growth, and this capital might not be available to us on acceptable terms, or at all" in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
Operating Activities
For the year ended December 31, 2020, cash used in operating activities was $5.6 million. Cash used in operating activities resulted primarily from our net loss of $62.2 million, adjusted by $85.5 million in non-cash expenses, including:

•Goodwill impairment of $50.3 million;
•Stock-based compensation expense of $12.4 million;
•Amortization and impairment of deferred commissions of $7.8 million;
•Depreciation and amortization of $6.5 million;
•Amortization and impairment of deferred professional services fees of $3.5 million; and
•Non-cash operating lease expense of $4.9 million.
Changes in assets and liabilities for the year ended December 31, 2020 resulted in a net use of cash of $28.9 million, which included the following:
Uses of cash
•Deferred revenue decreased $3.2 million;
•Deferred commissions increased $2.6 million;
•Accounts receivable increased $0.3 million, primarily as a result of the timing of billings and collections;
•Deferred professional costs increased $1.2 million;
•Operating lease liabilities decreased $5.7 million;
•Accrued expenses and other liabilities decreased $2.8 million;
•Accounts payable decreased $13.6 million due to the timing of payments and vendor invoicing; and
•Accrued compensation decreased $0.1 million.
Sources of cash
•Prepaid expenses and other assets decreased $0.8 million.
For the year ended December 31, 2019, cash used in operating activities was $17.4 million. Cash used in operating activities resulted primarily from our net loss of $40.0 million, adjusted by $42.0 million in non-cash expenses, including:
•Stock-based compensation expense of $15.0 million;
•Amortization and impairment of deferred commissions of $10.8 million;
•Depreciation and amortization of $5.9 million;
•Amortization and impairment of deferred professional services fees of $5.2 million; and
•Non-cash operating lease expense of $5.3 million; partially offset by
•Accretion of marketable securities of $0.2 million.
Changes in assets and liabilities for the year ended December 31, 2019 resulted in a net use of cash of $19.5 million, which included the following:
Uses of cash
•Deferred revenue decreased $10.5 million;
•Deferred commissions increased $5.3 million;
•Accounts receivable increased $4.6 million, primarily as a result of the timing of billings     and collections;
•Deferred professional costs increased $1.7 million;
•Operating lease liabilities decreased $5.7 million; and
•Accrued expenses and other liabilities decreased $3.8 million.
Sources of cash

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
•Accounts payable increased $9.3 million due to the timing of payments and vendor invoicing; and
•Accrued compensation increased $2.8 million.
Investing Activities

Cash provided by investing activities was $12.8 million for the year ended December 31, 2020. Cash provided by investing activities was attributable to $16.4 million of net proceeds from the sale and maturities of marketable securities, net of purchases, partially offset by $3.6 million of purchases of property and equipment. Cash used in investing activities was $6.8 million for the year ended December 31, 2019. Cash used in investing activities was attributable to $4.8 million of purchases net of maturities of marketable securities and $2.0 million of purchases of property and equipment.

Financing Activities

For the year ended December 31, 2020, cash used in financing activities was $1.2 million. Cash used in financing activities was due to principal payments on long-term debt of $1.9 million, partially offset by cash proceeds from exercises of employee stock options of $0.3 million and ESPP offering of $0.4 million. For the year ended December 31, 2019, cash provided by financing activities was $1.2 million, primarily from cash proceeds from exercises of employee stock options of $3.1 million, partially offset by principal payments on long-term debt of $1.9 million.
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
The amount of our backlog for subscription and professional services contracts was approximately $163.0 million and $253.7 million as of December 31, 2020 and 2019, respectively.
Contractual Obligations and Commitments
As a smaller reporting company, SEC rules do not require us to provide the contractual obligations table.
Our principal commitments primarily consist of debt obligations and lease obligations for office space and data centers. Our existing lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised these options. Contractual agreements represent future cash commitments and liabilities under agreements with third parties and exclude purchase orders for goods and services. See Note 9 – Debt to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our borrowings.

Other than our borrowings described in Note 9 – Debt and Note 11 - Leases, we do not have any other debt arrangements. We do not have any material non-cancelable purchase commitments as of December 31, 2020.
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

Professional Services and Other Revenue. Professional services and other revenue is primarily comprised of implementation services related to our subscription service. Nearly all of our professional services are sold on a fixed-fee basis.

Professional services and other revenue also includes revenue from products sold through our online marketplace and add-on subscription services made available from other ecosystem partners. These revenues are recognized on a net basis primarily because we act as an agent in these contracts.

Contracts with Multiple Performance Obligations. Most of our contracts have multiple promised services consisting of subscription services and professional services, including implementation services. For contracts with multiple promised services, we evaluate whether the promised services are distinct. If the promised services are distinct, revenue is recognized for the respective performance obligation separately. If one or more of the promised services are not distinct, the promised services that are not distinct are combined with our subscription service, and revenue for the respective combined performance obligation is recognized over the term of the subscription service.

We have concluded that our implementation services are not distinct, primarily because these services are not capable of being distinct as the customer cannot benefit from the implementation services on their own. Accordingly, we consider the separate performance obligations in contracts with multiple promised services to be a combined performance obligation comprised of subscription services and implementation services.

The transaction price for contracts with multiple performance obligations is allocated to the separate performance obligations based on their standalone selling price. We determine standalone selling prices based on overall pricing objectives taking into consideration market conditions and other factors, including the value of the contracts, the subscription services sold, and customer demographics.

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
Goodwill
We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. If it is determined that it is more likely than not that its fair value is less than its carrying amount, we perform a quantitative impairment test of goodwill, in which the fair value of our single reporting unit is compared to its carrying value. Any excess of the goodwill carrying amount over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Refer to Note 5 – Goodwill and Intangible Assets to the consolidated financial statements for further information on goodwill.
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

Deferred Professional Service Costs

Deferred professional services costs are the direct costs incurred to fulfill subscription contracts that occur prior to the launch of our subscription services. Professional service costs, which primarily consist of employee related expenses attributable to launch activities, are deferred and amortized on a straight-line basis over a period of benefit that we determined typically to be five years for the same reasons as described in the deferred commissions disclosure above. Deferred professional service costs are recoverable through future revenues. Amortization of deferred professional service costs is included in cost of professional services and other revenue in the accompanying consolidated statements of operations. All costs deferred are reviewed for impairment quarterly.

CASTLIGHT HEALTH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Stock-Based Compensation
All stock-based compensation to employees is measured based on the grant-date fair value of the awards and recognized in the Company's consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company accounts for forfeitures as they occur. The Company estimates the fair value of all other stock options and stock purchase rights under the employee stock purchase plan using the Black-Scholes option valuation model. For restricted stock units, fair value is based on the closing price of the Company's Class B common stock on the grant date. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method. For awards with performance based and service vesting conditions, compensation expense is recognized over the requisite service period if it is probable that the performance-based condition will be satisfied based on the accelerated attribution method. For awards with market based and service vesting conditions, compensation expense is recognized over the requisite service period using the accelerated attribution method.

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

Please refer to Note 13 – Stockholders' Equity and Stock Compensation to the consolidated financial statements for assumptions used in our valuation of stock options and shares under the ESPP.

Adoption of New and Recently Issued Accounting Pronouncements

Please refer to Note 2 – Accounting Standards and Significant Accounting Policies to the consolidated financial statements for a discussion of adoption of new and recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, SEC rules do not require us to provide the information required by this Item.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Castlight Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Castlight Health, Inc. (the Company) as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill impairment
Description of the matter	As of December 31, 2020, the Company’s goodwill balance was $41.5 million. As discussed in Note 2 to the consolidated financial statements, the Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As further discussed in Note 5, in the first quarter of 2020, the Company determined that the significant decline in the U.S. economy as a result of the COVID-19 pandemic, together with the decline in the Company’s stock price, constituted a triggering event, which required the Company to perform an interim impairment analysis related to its goodwill. The result of this analysis indicated that the fair value of the Company’s only reporting unit, which was determined using the income approach, exceeded the carrying value by approximately $50.3 million. Accordingly, the Company recorded a goodwill impairment for this amount.

Auditing the Company’s goodwill impairment analysis was challenging due to the significant judgments required to assess the implied control premium and to evaluate the appropriateness of the assumptions used by the Company to determine the fair value of its single reporting unit using the income approach, including future estimated revenues and expenses and discounts rates.

How we addressed the matter in our audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to review goodwill for impairment. For example, we tested controls over Management’s review of the valuation model and the significant assumptions, as discussed above, used to determine fair value.

Our procedures included, among others, with the support of our valuation specialist, assessing the Company’s fair value methodology and reconciling the market capitalization of the Company to the fair value to validate the reasonableness of the implied control premium. We also tested the significant assumptions discussed above as well as the underlying data used by the Company in its analysis. We compared the significant assumptions used by the Company to current industry and economic trends as well as to forecasted and historical operating results. Additionally, we performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.
Revenue recognition
Description of the matter	As described in Note 2 to the consolidated financial statements, the Company’s revenues are derived primarily from contracts with customers for subscription services and professional services. Most of the Company’s contracts have multiple promised services consisting of subscription services and professional services. For these contracts, the Company evaluates whether the promised services are distinct. If the promised services are distinct, revenue is recognized for the respective performance obligation separately. If one or more of the promised services are not distinct, the promised services that are not distinct are combined with the Company's subscription service, and revenue for the respective combined performance obligation is recognized over the term of the subscription service. The transaction price for arrangements with multiple performance obligations is allocated to the separate performance obligations based on their standalone selling prices.

Auditing the Company's determination of distinct performance obligations and the allocation of the transaction price to the performance obligations was challenging. Judgment was required to determine whether the subscription services and professional services, specifically implementation services, should be accounted for as distinct performance obligations or combined into a single performance obligation and the related determination of the standalone selling prices for each distinct performance obligation.
How we addressed the matter in our audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to identify distinct performance obligations and allocate the transaction price, including the underlying assumptions related to the standalone selling prices.

Our procedures included, among others, selecting a sample of contracts, including the Anthem enterprise license agreement, and evaluating whether the Company applied the appropriate revenue recognition. As part of our procedures, we evaluated the assessment of distinct performance obligations and the accuracy and completeness of the underlying data used in the Company’s determination of the standalone selling prices.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2010
San Francisco, California
February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Castlight Health, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Castlight Health, Inc’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Castlight Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Francisco, California
February 24, 2021

CASTLIGHT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$49,242	$43,017
Marketable securities	—	16,411
Accounts receivable and other, net	31,740	31,397
Prepaid expenses and other current assets	3,800	4,645
Total current assets	84,782	95,470
Property and equipment, net	5,321	4,856
Restricted cash, non-current	1,144	1,144
Deferred commissions	9,556	14,718
Deferred professional service costs	4,462	6,711
Intangible assets, net	7,930	12,178
Goodwill	41,485	91,785
Operating lease right-of-use assets, net	10,238	13,906
Other assets	1,855	2,016
Total assets	$166,773	$242,784
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,145	$19,596
Accrued expenses and other current liabilities	7,898	10,454
Accrued compensation	8,633	8,770
Deferred revenue	6,848	10,173
Operating lease liabilities	5,789	5,914
Total current liabilities	34,313	54,907
Deferred revenue, non-current	663	572
Debt, non-current	—	1,395
Operating lease liabilities, non-current	7,446	11,823
Other liabilities, non-current	485	1,213
Total liabilities	42,907	69,910
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2020 and 2019; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2020 and 2019; 34,998,171 and 35,032,053 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4	4
Class B common stock, $0.0001 par value; 800,000,000 shares authorized as of December 31, 2020 and 2019; 120,768,900 and 113,177,162 shares issued and outstanding as of December 31, 2020 and 2019, respectively	12	11
Additional paid-in capital	641,075	627,899
Accumulated other comprehensive income	—	2
Accumulated deficit	(517,225)	(455,042)
Total stockholders’ equity	123,866	172,874
Total liabilities and stockholders’ equity	$166,773	$242,784
See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Subscription	$141,160	$137,393	$143,901
Professional services and other	5,549	5,915	12,503
Total revenue, net	146,709	143,308	156,404
Cost of revenue:
Cost of subscription (1)	34,996	34,067	34,691
Cost of professional services and other (1)	17,046	25,007	25,498
Total cost of revenue	52,042	59,074	60,189
Gross profit	94,667	84,234	96,215
Operating expenses:
Sales and marketing (1)	32,026	38,597	49,134
Research and development (1)	49,465	58,994	61,355
General and administrative (1)	25,662	27,981	25,620
Goodwill impairment	50,300	—	—
Total operating expenses	157,453	125,572	136,109
Operating loss	(62,786)	(41,338)	(39,894)
Other income, net	603	1,336	188
Net loss	$(62,183)	$(40,002)	$(39,706)
Net loss per share, basic and diluted	$(0.41)	$(0.28)	$(0.29)
Weighted-average shares used to compute basic and diluted net loss per share	151,478	145,172	137,686
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018
Cost of revenue:
Cost of subscription	$813	$774	$1,017
Cost of professional services and other	650	953	1,177
Sales and marketing	2,028	2,142	3,770
Research and development	4,544	6,100	7,214
General and administrative	4,410	5,034	4,954
See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(62,183)	$(40,002)	$(39,706)
Other comprehensive (loss) income:
Net change in unrealized (loss) gain on available-for-sale marketable securities	(2)	2	22
Other comprehensive (loss) income	(2)	2	22
Comprehensive loss	$(62,185)	$(40,000)	$(39,684)
See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A and B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2017	134,539,275	$13	$586,900	$(22)	$(375,334)	$211,557
Vesting of restricted stock units	4,131,967	—	—	—	—	—
Issuance of common stock upon exercise of stock options	3,255,963	1	4,479	—	—	4,480
Stock-based compensation	—	—	18,318	—	—	18,318
Comprehensive income (loss)	—	—	—	22	(39,706)	(39,684)
Balances as of December 31, 2018	141,927,205	$14	$609,697	$—	$(415,040)	$194,671
Vesting of restricted stock units	4,075,341	—	—	—	—	—
Issuance of common stock upon exercise of stock options	2,206,669	1	3,059	—	—	3,060
Stock-based compensation	—	—	15,143	—	—	15,143
Comprehensive income (loss)	—	—	—	2	(40,002)	(40,000)
Balances as of December 31, 2019	148,209,215	$15	$627,899	$2	$(455,042)	$172,874
Vesting of restricted stock units	6,854,230	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	236,104	—	270	—	—	270
Issuance of common stock under the ESPP	467,522	—	371	—	—	371
Stock-based compensation	—	—	12,536	—	—	12,536
Comprehensive loss	—	—	—	(2)	(62,183)	(62,185)
Balances as of December 31, 2020	155,767,071	$16	$641,075	$—	$(517,225)	$123,866

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(62,183)	$(40,002)	$(39,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,537	5,920	6,858
Goodwill impairment	50,300	—	—
Stock-based compensation	12,445	15,003	18,132
Amortization and impairment of deferred commissions	7,789	10,768	13,105
Amortization and impairment of deferred professional service costs	3,517	5,242	5,268
Non-cash operating lease expense	4,910	5,315	—
Lease exit and related charges	—	—	2,634
Accretion and amortization of marketable securities	2	(238)	(516)
Changes in operating assets and liabilities:
Accounts receivable and other, net	(343)	(4,581)	(4,883)
Deferred commissions	(2,627)	(5,344)	(5,735)
Deferred professional service costs	(1,178)	(1,686)	(2,735)
Prepaid expenses and other assets	824	102	178
Accounts payable	(13,622)	9,278	5,744
Operating lease liabilities	(5,744)	(5,726)	—
Accrued expenses and other liabilities	(2,821)	(3,760)	290
Deferred revenue	(3,234)	(10,478)	(9,219)
Accrued compensation	(137)	2,795	(7,966)
Net cash used in operating activities	(5,565)	(17,392)	(18,551)
Investing activities:
Purchase of property and equipment, net	(3,580)	(1,953)	(2,014)
Purchase of marketable securities	(2,994)	(30,589)	(31,974)
Sales of marketable securities	2,001	—	—
Maturities of marketable securities	17,400	25,745	53,210
Net cash provided by (used in) investing activities	12,827	(6,797)	19,222
Financing activities:
Proceeds from exercise of stock options	270	3,060	4,480
Proceeds from ESPP offering	371	—	—
Principal payments on debt	(1,859)	(1,859)	(465)
Net cash (used in) provided by financing activities	(1,218)	1,201	4,015

Net increase (decrease) in cash, cash equivalents and restricted cash	6,044	(22,988)	4,686
Cash, cash equivalents and restricted cash at beginning of period	44,342	67,330	62,644
Cash, cash equivalents and restricted cash at end of period	$50,386	$44,342	$67,330

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$49,242	$43,017	$66,005
Restricted cash included in Prepaid expenses and other current assets	—	181	—
Restricted cash, non-current	1,144	1,144	1,325
Total cash, cash equivalents and restricted cash	$50,386	$44,342	$67,330

Supplemental cash flow information:
Cash paid for interest	$68	$188	$215
Purchase of property and equipment, accrued but not paid	26	854	93
Right-of-use assets obtained in exchange for new operating lease liabilities, net	—	1,950	—

See Notes to Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business
Castlight Health, Inc. (“Castlight”, “the Company” or “we”) provides health navigation solutions for large U.S. employers and health plans (“customers”) and their respective employees and members (“users”). Castlight’s offerings help individuals connect and engage with the right provider, benefit, or virtual care solution, at the right time, leveraging a combination of sophisticated technology and an expert team. Castlight’s navigation offerings have demonstrated measurable results, driving high engagement and user satisfaction, increased program utilization, steerage to the right care and provider, and lower healthcare costs for its customers and millions of users. The Company was incorporated in the State of Delaware in January 2008. The Company's principal executive offices are located in San Francisco, California, and its Customer Center of Excellence is located in Sandy, Utah.

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
Professional Services and Other Revenue. Professional services and other revenue is primarily comprised of implementation services related to the Company's subscription service. Nearly all of the Company's professional services are sold on a fixed-fee basis.
Professional services and other revenue also includes revenue from products sold through the Company’s online marketplace and add-on subscription services made available from other ecosystem partners. These revenues are recognized on a net basis primarily because the Company acts as an agent in these contracts.

Contracts with Multiple Performance Obligations. Most of the Company’s contracts have multiple promised services consisting of subscription services and professional services, including implementation services. For contracts with multiple promised services, the Company evaluates whether the promised services are distinct. If the promised services are distinct, revenue is recognized for the respective performance obligation separately. If one or more of the promised services are not distinct, the promised services that are not distinct are combined with the Company's subscription service, and revenue for the respective combined performance obligation is recognized over the term of the subscription service.

The Company has concluded that its implementation services are not distinct, primarily because these services are not capable of being distinct as the customer cannot benefit from the implementation services on their own. Accordingly, the Company considers the separate performance obligations in contracts with multiple promised services to be a combined performance obligation comprised of subscription services and implementation services.

The transaction price for contracts with multiple performance obligations is allocated to the separate performance obligations based on their standalone selling price. The Company determines standalone selling prices based on its overall pricing objectives taking into consideration market conditions and other factors, including the value of the contracts, the subscription services sold, and customer demographics.

Contract Balances

The Company records a contract asset when revenue is recognized prior to invoicing. Contract assets are presented within accounts receivable and other in the accompanying consolidated balance sheet. A contract liability represents deferred revenue.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Marketable Securities

The Company's marketable securities consist of U.S. agency obligations and U.S. treasury securities, with maturities at the time of purchase of greater than three months. Marketable securities with remaining maturities in excess of one year are classified as non-current. The Company classifies its marketable securities as available-for-sale at the time of purchase based on its intent and are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income/loss. Unrealized losses for available-for-sale securities are recorded in other comprehensive income/loss, unless the losses relate to deterioration in credit risk or if it is likely it will sell the securities before the recovery of their cost basis. In these cases, the unrealized losses are reported in other income, net in the consolidated statements of operations. Realized gains and losses are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded when invoiced and at the invoiced amount, net of allowances for doubtful accounts. When accounts receivable are recorded, the related revenue may not commence until a later date depending on the nature of the services invoiced. The allowance for doubtful accounts is based on the Company's assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering historical information such as the age of each outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. In addition, the Company considers current economic conditions, and expected future economic conditions, to determine future expected losses. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. For all periods presented, the allowance for doubtful accounts was not significant.

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

Internal-Use Software

For the Company's development costs related to its cloud-based subscription service, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project and post-implementation stages are expensed as incurred. Capitalized software development costs are included as part of property and equipment and are amortized on a straight-line basis over the technology's estimated useful life, which is generally three years. The amortization expense is recorded as a component of cost of subscription revenue and was $0.3 million, $0.0 million, and $0.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company capitalized software development costs of $0.6 million and $0.3 million and for the years ended December 31, 2020 and 2019, respectively.
Restricted Cash

Restricted cash is included in Prepaid expenses and other current assets or Restricted cash, non-current depending on the remaining term of the restriction and consists of letters of credit related to the Company’s leased office spaces.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. If it is determined that it is more likely than not that its fair value is less than its carrying amount, the Company performs a quantitative impairment test of goodwill, in which the fair value of the Company's single reporting unit is compared to its carrying value. Any excess of the goodwill carrying amount over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Refer to Note 5 – Goodwill and Intangible Assets to the consolidated financial statements for further information on goodwill.
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

Stock-based Compensation
All stock-based compensation to employees is measured based on the grant-date fair value of the awards and recognized in the Company's consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company accounts for forfeitures as they occur. The Company estimates the fair value of all other stock options and stock purchase rights under the employee stock purchase plan using the Black-Scholes option valuation model. For restricted stock units, fair value is based on the closing price of the Company's Class B common stock on the grant date. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method. For awards with performance based and service vesting conditions, compensation expense is recognized over the requisite service period if it is probable that the performance-based condition will be satisfied based on the accelerated attribution method. For awards with market based and service vesting conditions, compensation expense is recognized over the requisite service period using the accelerated attribution method.

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

Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $0.2 million, $0.1 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Concentrations of Risk and Significant Customers
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. At times, the Company's deposits may exceed federally insured limits.
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
Significant customers represent more than 10% of the total revenue for the most recent period presented or more than 10% of accounts receivable balance as of the most recent balance sheet date. The Company had one customer, Anthem, Inc. (“Anthem”) that represented approximately 47% of total revenue for the year ended December 31, 2020. See Note 3 - Revenue, Deferred Revenue, Contract Balances and Performance Obligations, under the caption “Anthem Agreement” for additional information. No other customers accounted for more than 10% of total revenue for the year ended December 31, 2020. The Company had four customers that accounted for approximately 15%, 15%, 13% and 11%, respectively, of accounts receivable, excluding contract assets, as of December 31, 2020.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined that the ASUs issued by the FASB during the year ended December 31, 2020 are either not applicable or are expected to have minimal impact on the Company's consolidated financial results.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Revenue, Deferred Revenue, Contract Balances and Performance Obligations
The Company sells to customers based in the United States. Starting January 1, 2020, the effective date of the Anthem enterprise license agreement, the Company began treating Anthem as a direct health plan customer rather than a channel partner. As a result, substantially all of the Company's revenues were generated through direct sales for the year ended December 31, 2020. Indirect channel revenue represented approximately 28% of the Company’s total revenue for the year ended December 31, 2019.

Deferred revenue as of December 31, 2020 and December 31, 2019 was $7.5 million and $10.7 million, respectively. Contract assets as of December 31, 2020 and December 31, 2019 were $9.4 million and $0.4 million, respectively. The increase in contract assets is primarily due to the Anthem enterprise license agreement that results in revenue recognized ahead of invoicing in the first year of that agreement.

Revenue of $10.4 million and $19.7 million was recognized during the years ended December 31, 2020 and 2019, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company recorded favorable cumulative catch-up adjustments to revenue arising from changes in variable consideration of $3.6 million and $2.8 million during the years ended December 31, 2020 and 2019, respectively.

The aggregate balance of remaining performance obligations from non-cancelable contracts with customers as of December 31, 2020 was $163.0 million. The Company expects to recognize approximately 70% of this balance over the next 12 months, with the remaining balance recognized thereafter. Remaining performance obligations are defined as deferred revenue and amounts yet to be billed for the non-cancelable portion of contracts.

Anthem Agreement

In October 2019, Castlight entered into a 30-month enterprise license agreement with Anthem, Inc., effective January 1, 2020, that extends and expands the Company's existing relationship with Anthem first announced in 2015. The agreement includes Castlight’s core care guidance technology, the Engage health navigation platform, and a new, non-exclusive license for some of Castlight’s underlying health navigation platform technology services, such as transparency and personalization. For these services, Anthem will pay the Company license fees of $168 million over 30 months. The Company began recognizing subscription revenue starting January 2020.

Note 4. Deferred Costs

Changes in the balance of total deferred commissions and deferred professional service costs for the year ended December 31, 2020 are as follows (in thousands):

	As of December 31, 2019		Expense recognized	As of December 31, 2020
		Additions
Deferred commissions	$14,718	$2,627	$(7,789)	$9,556
Deferred professional service costs	6,711	1,268	(3,517)	4,462
Total deferred commissions and professional service costs	$21,429	$3,895	$(11,306)	$14,018

    These costs are reviewed for impairment quarterly. Impairment charges were $2.1 million, $3.2 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018 respectively.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2020, the Company determined that there were no indicators present to suggest that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. The Company will continue to monitor its goodwill on a quarterly basis for indicators of impairment, including but not limited to, further declines in the stock price. Accordingly, there may be future impairments.

Goodwill

The Company’s goodwill relates entirely to the acquisition of Jiff in 2017. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. As of December 31, 2020, the gross amount of goodwill was $91.8 million and accumulated goodwill impairment was $50.3 million, all of which was recorded in the first quarter of 2020. The goodwill impairment did not involve any cash expenditures.

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

The following tables set forth the fair value components of identifiable acquired intangible assets (dollars in thousands):

	As of December 31, 2020
	Useful Life (in years)	Gross	Accumulated Amortization	Net
Customer relationships	6	$10,900	$(5,620)	$5,280
Developed technology	5	10,600	(7,950)	2,650
Total identifiable intangible assets		$21,500	$(13,570)	$7,930

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2019
	Useful Life (in years)			Gross	Accumulated Amortization	Net
Customer relationships	6			$10,900	$(3,509)	$7,391
Developed technology	5			10,600	(5,830)	4,770
Backlog	2.5			1,500	(1,500)	—
Other acquired intangible assets	1	-	3	900	(883)	17
Total identifiable intangible assets				$23,900	$(11,722)	$12,178

Amortization expense from acquired intangible assets for the years ended December 31, 2020, 2019 and 2018 was $4.2 million, $4.0 million and $4.0 million and is included in cost of subscription, general and administrative, and sales and marketing expenses.

Future estimated amortization expense for acquired intangible assets is as follows (in thousands):

2021	$4,232
2022	2,642
2023	1,056
Total estimated amortization expense	$7,930

Note 6. Marketable Securities

The amortized cost and fair value of marketable securities was $0.8 million as of December 31, 2020, all of which consisted of money market mutual funds and was included in cash and cash equivalents.
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

There have been no changes in valuation techniques in the periods presented. There were no significant transfers between fair value measurement levels for the years ended December 31, 2020 and 2019. As of December 31, 2020 and December 31, 2019, there were no securities within Level 3 of the fair value hierarchy.
The Company's assets that are measured at fair value consisted of $0.8 million of money market mutual funds that were included in cash and cash equivalents as of December 31, 2020, all of which were classified as Level 1 within the fair value hierarchy.

The following table presents information about the Company's assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2019
	Level 1	Level 2	Total
Cash equivalents:
Money market mutual funds	$8,736	$—	$8,736
U.S. treasury securities	—	3,593	3,593
Marketable securities:
U.S. agency obligations	—	6,401	6,401
U.S. treasury securities	—	10,010	10,010
	$8,736	$20,004	$28,740
Gross unrealized gains and losses for cash equivalents and marketable securities as of December 31, 2020 and December 31, 2019 were not material.
Realized gains for the year ended December 31, 2020 were not material. There were no realized gains or losses for the year ended December 31, 2019. As of December 31, 2020 and December 31, 2019, all of the Company's marketable securities mature within one year.

Note 8. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2020	2019
Leasehold improvements	$4,606	$2,834
Computer equipment	7,655	8,126
Software	908	1,110
Internal-use software	3,878	2,925
Furniture and equipment	1,492	1,048
Construction in progress	128	1,164
Total	18,667	17,207
Accumulated depreciation/amortization	(13,346)	(12,351)
Property and equipment, net	$5,321	$4,856
Depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 was $2.3 million, $1.9 million and $2.8 million, respectively. Depreciation is recorded on a straight-line basis.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Debt

Term Loan

The Company has a term loan facility (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that provided for a term loan of approximately $5.6 million (the “Term Loan”). Obligations under the Term Loan accrue interest at a floating per annum rate equal to the greater of (A) the prime rate as published in the money rates section of The Wall Street Journal minus 1% or (B) 0%. Interest and principal on the term loan are payable monthly. The maturity date of the Term Loan is September 1, 2021, and the outstanding balance of $1.4 million is classified within accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2020.

In addition to principal and interest payments, the Company is also required to pay $0.5 million as final payment on the earlier of maturity, termination or prepayment of the Term Loan. The Company accrues for the final payment over the life of the Term Loan using the effective interest method. Interest expense related to the Term Loan was $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Per the Loan Agreement, the Company is subject to certain reporting covenants, and the debt obligations are secured by a security interest in the assets of the Company, excluding intellectual property and certain other exceptions. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of December 31, 2020.

Revolving Line of Credit

On May 5, 2020, the Company entered into the Third Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with the Bank. The Amended Loan Agreement amended and restated its existing Loan Agreement. Under the Amended Loan Agreement, the Bank agreed to extend a $25.0 million revolving credit facility to the Company (the “Revolving Line”). Borrowings under the Revolving Line accrue interest at a floating per annum rate equal to the Prime Rate plus 1%, and such interest is payable monthly. The Company may request borrowings under the Revolving Line prior to May 4, 2023, on which date the Revolving Line terminates. In relation to the Revolving Line, the Company is subject to certain financial and reporting covenants. As of December 31, 2020, no borrowings have been made under the Revolving Line, and the Company was in compliance with all financial and reporting covenants.

Note 10. Accrued Compensation
Accrued compensation consisted of the following (in thousands):

	As of December 31,
	2020	2019
Accrued bonuses	6,177	5,842
Other employee and benefits payable	2,456	2,928
Total	$8,633	$8,770

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Leases

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

	As of December 31,
	2020	2019
Lease cost:
Operating lease cost	$6,019	$6,674
Variable lease cost (1)	738	702
Short-term lease cost	287	93
Sublease income	(2,747)	(2,693)
Total lease cost	$4,297	$4,776

Other information:
Operating cash flows used in the measurement of operating lease liabilities	$6,853	$7,085
Weighted-average remaining lease term - operating leases (in years)	2.8	3.3
Weighted-average discount rate - operating leases	7.36%	7.52%
(1) Includes variable payments such as common area maintenance, property taxes and insurance.

The Company adopted Accounting Standards Update 2016-02, Leases, and subsequent amendments ("ASC 842") as of January 1, 2019. As such, reporting periods beginning on and after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with prior accounting guidance. For these prior years, the Company recognized rent expense on a straight-line basis over the lease period and accrued for rent expense incurred but not paid. Rent expense for the year ended December 31, 2018 was $3.5 million.
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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of Lease Liabilities

As of December 31, 2020, the future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

2021	$6,533
2022	4,247
2023	1,759
2024	1,397
2025	714
Total lease payments	14,650
Less: Interest	(1,415)
Present value of lease liabilities	13,235
Less: current portion	(5,789)
Operating lease liabilities, non-current	$7,446

The Company had asset retirement obligations of $0.3 million as of December 31, 2020 and 2019.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Contingencies
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
Note 13. Stockholders' Equity and Stock Compensation
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

Employee Equity Plans

     The Company adopted a 2014 Equity Incentive Plan (“EIP”) that became effective on March 12, 2014 and serves as the successor to the Company's 2008 Stock Incentive Plan. Shares issued under the 2008 Stock Incentive Plan were Class A common stock, and shares issued under the EIP are Class B common stock. The Company's 2014 EIP authorizes the award of stock options, restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance awards and stock bonuses. Stock options are generally granted with a contractual term of 10 years. Equity awards generally vest over four years contingent upon employment or service with the Company on the vesting date. As of December 31, 2020, 2,690,710 shares were reserved for future issuance under the EIP.

The Company adopted a 2014 Employee Stock Purchase Plan (“ESPP”) that became effective on March 13, 2014 which allows eligible employees to purchase shares of the Company's Class B common stock at a discount. A total of 6,000,000 shares of Class B common stock was initially reserved and available for issuance under the ESPP. The ESPP, as amended in 2019, provides for an initial three-month offering period commencing December 1, 2019, and for regular six-month offering periods beginning each March 1 and September 1 thereafter. On each purchase date, ESPP participants purchase shares of the Company’s Class B common stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Class B common stock on the offering date, or (ii) the fair market value of the Class B common stock on the purchase date. As of December 31, 2020, 5,532,478 shares were reserved for future issuance under the ESPP.

During the year ended December 31, 2020, in connection with the appointment of a member of senior management, the Company granted the individual 760,870 inducement RSUs and an inducement stock option to purchase 1,178,000 shares of Class B common stock. These grants were issued outside the Company’s 2014 Equity Incentive Plan in accordance with NYSE Listed Company Rule 303A.08, and were approved by the Compensation and Talent Committee of the Company’s board of directors. The information related to these grants is included in the Stock Option Activity and Restricted Stock Units Activity tables below.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation to Employees
The assumptions used in the Black-Scholes option-pricing model were determined as follows:
Volatility. Beginning in 2020, volatility is based on the Company's historical volatility over the expected life of its stock awards. Prior to 2020, the Company did not have enough trading history for its Class B common stock, therefore, the expected volatility was derived from the historical stock volatilities of peer group companies within the Company's industry. In evaluating peer companies, the Company considered factors such as nature of business, customer base, service offerings and markets served.
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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2020			2019			2018
Volatility	73%	–	75%	57%	–	58%	57%
Expected life (in years)	6.1			6.1			6.1
Risk-free interest rate	0.34%	–	1.47%	1.62%	–	2.57%	2.72%	–	2.74%
Dividend yield	—%			—%			—%
The Company used the following Black-Scholes assumptions in estimating the fair value of the shares under the ESPP:

	Year Ended December 31,
	2020			2019
Volatility	71%	–	103%	55%
Expected life equals length of offering period (in years)	0.5			0.3
Risk-free interest rate	0.13%	–	0.95%	1.60%
Dividend yield	—%			—%

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity

A summary of stock option activity for the year ended December 31, 2020 is as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	7,207,733	$1.94	7.4	$412
Stock options granted	2,007,111	$1.18
Stock options exercised	(236,104)	$1.15
Stock options forfeited and canceled	(2,991,497)	$1.72
Balance at December 31, 2020	5,987,243	$1.82	7.2	$568
Vested or expected to vest at December 31, 2020	5,987,243	$1.82	7.2	$568
Exercisable as of December 31, 2020	2,524,951	$2.40	4.5	$329

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $1.18, $1.58 and $3.69, respectively.

The total grant-date fair value of stock options vested during the years ended December 31, 2020, 2019 and 2018 was $0.8 million, $0.9 million and $3.4 million, respectively.
The total intrinsic value of the options exercised during the years ended December 31, 2020, 2019 and 2018, was $0.1 million, $2.3 million and $5.7 million, respectively. The intrinsic value is the difference of the current fair value of the stock and the exercise price of the stock option.

As of December 31, 2020, the Company had $2.6 million in unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

Restricted Stock Units Activity

A summary of unvested restricted stock unit activity for the year ended December 31, 2020 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2019	11,615,884	$2.44
Restricted Stock Units granted	15,101,446	$0.92
Restricted Stock Units vested (1)	(6,854,230)	$1.81
Restricted Stock Units forfeited and canceled	(4,711,057)	$2.14
Balance at December 31, 2020	15,152,043	$1.31
(1) Includes performance stock units (“PSUs”) that vested in the current year.

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2020, 2019, and 2018 was $0.92, $2.32 and $3.36, respectively.
The total grant-date fair value of RSUs vested during the year ended December 31, 2020, 2019, and 2018 was $12.4 million, $14.6 million and $17.3 million, respectively.
As of December 31, 2020, the Company had $18.3 million in unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2019, the Company granted 0.9 million PSUs to certain employees. During 2020, the performance targets related to these PSUs were fully achieved and approved by the Compensation and Talent Committee of the Company's board of directors. For the year ended December 31, 2020, the Company recognized compensation expense of approximately $0.9 million related to these performance awards. For the year ended December 31, 2019, the Company recognized compensation expense of approximately $0.5 million related to these performance awards and performance awards granted in 2018. For the year ended December 31, 2018, the Company recognized compensation expense of approximately $0.6 million related to PSUs.

ESPP Activity

Stock-based compensation expense related to the ESPP was immaterial for the years ended December 31, 2020 and 2019. As of December 31, 2020, the unrecognized stock-based compensation expense related to the ESPP was also immaterial, and is expected to be recognized over the remaining term of the current offering period.
Note 14. Income Taxes
Loss before income taxes was $62.2 million, $40.0 million and $39.7 million for years ended December 31, 2020, 2019 and 2018, respectively, all from domestic operations.

As a result of the Company's history of net operating losses and full valuation allowance against its net deferred tax assets, there was no current or deferred income tax provision for the years ended December 31, 2020, 2019 and 2018.
Reconciliations of the statutory federal income tax rate and the Company's effective tax rate consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax at federal statutory rate	$(13,058)	$(8,400)	$(8,338)
State statutory rate (net of federal benefit)	(667)	(1,481)	(2,279)
Stock compensation	(75)	79	(194)
Change in valuation allowance	2,861	9,522	10,638
Goodwill impairment	10,563	—	—
Other	376	280	173
	$—	$—	$—

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's deferred tax assets, net and deferred tax liabilities were as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$124,048	$122,564
Operating lease liabilities	3,418	4,517
Accrued compensation	1,790	1,949
Stock-based compensation	4,615	5,065
Other reserves and accruals	298	518
Property and equipment	605	528
	134,774	135,141
Valuation allowance	(124,293)	(122,995)
Deferred tax assets, net of valuation allowance	10,481	12,146
Deferred tax liabilities:
Intangibles	(1,783)	(3,156)
Deferred costs	(6,054)	(5,452)
Operating lease right-of-use assets, net	(2,644)	(3,538)
Deferred tax liabilities	(10,481)	(12,146)
Net deferred tax assets/(liabilities)	$—	$—

The Company provided a full valuation allowance for its net deferred tax assets as of December 31, 2020 and 2019, due to the uncertainty surrounding the future realization of such assets. Therefore, no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets.

The valuation allowance increased by $1.3 million during the year ended December 31, 2020, due to the increase in net operating losses for ongoing operations.
As of December 31, 2020, the Company had approximately $494.2 million of federal and $330.0 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards begin to expire in 2029.
As of December 31, 2020, the Company also had approximately $14.4 million and $14.9 million of research and development tax credit carryforwards available to reduce future taxable income, if any, for federal and California purposes, respectively. The federal credit carryforwards expire beginning in 2029, and the California research credits do not expire and may be carried forward indefinitely.
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

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Gross unrecognized tax benefits at the beginning of the year	$25,718	$22,188	$18,888
Increases for tax positions related to the current year	3,538	3,530	3,300
Gross unrecognized tax benefits at the end of the year	$29,256	$25,718	$22,188
As of December 31, 2020, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the Company's tax rate.

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
The Company's policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. Due to the Company's net operating loss position, the Company has not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2020, 2019 or 2018.

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

The following table presents the calculation of basic and diluted net loss per share for the Company's common stock (in thousands, except per share data):

	Year Ended December 31,
	2020		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(14,380)	$(47,803)	$(9,817)	$(30,185)	$(13,375)	$(26,331)
Weighted-average shares used to compute basic and diluted net loss per share	35,029	116,449	35,627	109,545	46,379	91,307
Basic and diluted net loss per share	$(0.41)	$(0.41)	$(0.28)	$(0.28)	$(0.29)	$(0.29)

The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options and RSUs	21,139	18,824	15,794
Shares issuable under the ESPP	269	216	—
Warrants	115	115	115
	21,523	19,155	15,909

CASTLIGHT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Under the plan, participating employees may defer up to 90% of their pre-tax earnings, subject to the Internal Revenue Service's annual contribution limits. The Company matches a portion of employee contributions. The Company's contribution expense totaled $1.0 million, $1.2 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 17. Reduction in Workforce
On May 4, 2020, the Company announced its intent to undertake a program to reduce its workforce as part of the Company’s efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability for the Company in light of the ongoing economic challenges resulting from COVID-19 and its impact on the Company’s business (the “Program”). The Program involved the termination of approximately 60 employees, representing 13% of the Company’s headcount. For the year ended December 31, 2020, the Company incurred charges of approximately $2.0 million related to employee severance and benefits costs under the Program, all of which are cash expenditures. As of September 30, 2020, all costs were fully paid out.

In addition, as part of its cost reductions in light of the COVID-19 pandemic, the Company implemented reductions in base salary for its employees, effective May 16, 2020, consisting of a 30% reduction for the Company’s Chief Executive Officer, 25% reduction for the Company’s Chief Financial Officer, 20% reduction for members of the Company’s executive leadership team, and tiered reductions of 10% - 15% for other employees with salaries above $100,000, which the Company anticipated would last at least six months, and would be re-evaluated at that time. Members of the Company’s board of directors also voluntarily agreed to forego 50% of their cash compensation for the duration of the employee salary reductions. In early November 2020, management, in consultation with the board of directors, determined that it would reinstate full salaries for those who were impacted by the salary reduction and restore the board of director’s cash compensation to its original levels, effective November 16, 2020.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the" Exchange Act"), as of the end of the period covered by this report.

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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management, including our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our board of directors. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of the Annual Report on Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than the disclosure below, the information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.
Securities Authorized for Issuance under Equity Compensation Plans
The following table includes information as of December 31, 2020 for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	19,200,416	(1)	$1.98 (2)	8,223,188 (3)
Equity compensation plans not approved by security holders	1,938,870	(4)	1.19	0
Total	21,139,286		$1.82	8,223,188

(1) Includes 14,391,173 shares subject to outstanding restricted stock units.
(2) The weighted average exercise price relates solely to outstanding stock option shares since shares subject to restricted stock units have no exercise price.
(3) Includes 5,532,478 shares of common stock that remain available for purchase under the 2014 Employee Stock Purchase Plan and 2,690,710 shares of common stock that remain available for issuance under our 2014 Equity Incentive Plan. Additionally, our 2014 Equity Incentive Plan provides for annual increases in the number of shares available for issuance under it on January 1 of each of the calendar years during the term of the Plan by 5% of the number of shares of common stock issued and outstanding on each December 31 of the immediately prior year or such lesser amount determined by our board of directors. Similarly, our 2014 Employee Stock Purchase Plan provides for automatic annual increases in the number of shares available for issuance under it on January 1 of each of the calendar years during the term of the Plan by 1% of the number of shares of common stock issued and outstanding on each December 31 of the immediately prior year or such lesser amount determined by the board of directors.
(4) Includes 760,870 shares subject to outstanding restricted stock units granted in connection with an inducement award.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated as of January 4, 2017, by and among Castlight Health, Inc., Neptune Acquisition Subsidiary, Inc. and Jiff, Inc.	8-K	001-36330	January 4, 2017	2.1
3.1	Restated Certificate of Incorporation.	10-Q	001-36330	May 12, 2014	3.1
3.2	Second Amended and Restated Bylaws.	8-K	001-36330	December 21, 2020	3.1
4.1	Form of Class A Common Stock Certificate.	S-8	333-194566	March 14, 2014	4.8
4.2	Form of Class B Common Stock Certificate.	S-1	333-193840	March 3, 2014	4.1
4.3	Description of Castlight Health, Inc. Common Stock Registered under Section 12 of the Securities Exchange Act of 1934.					X
10.1**	Form of Indemnification Agreement.	S-1	333-193840	March 3, 2014	10.1
10.2**	2008 Stock Incentive Plan and forms of stock option agreement thereunder and restricted stock agreement.	S-1	333-193840	March 3, 2014	10.2
10.3**	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement and stock bonus agreement.	S-1	333-193840	March 3, 2014	10.3
10.4**	Form of restricted stock unit agreement; performance based	10-Q	001-36330	August 5, 2015	10.2
10.5**	Double Trigger Acceleration Policy.	S-1	333-193840	February 10, 2014	10.9
10.6	Lease Agreement by and between 150 Spear Street, LLC and the Registrant, dated May 21, 2015.	10-Q	001-36330	August 5, 2015	10.1
10.7	Amendment to the Lease Agreement by and between 150 Spear Street, LLC and the Company.	10-Q	001-36330	November 2, 2016	10.15
10.8**	Form of Executive Severance Agreement.	8-K	001-36330	July 11, 2016	10.1
10.9	Third Amended and Restated Loan and Security Agreement, as of May 5, 2020, by and among Silicon Valley Bank, Jiff Inc., and Castlight Health, Inc.	8-K	001-36330	May 7, 2020	10.1
10.10**	Jiff, Inc. 2010 Stock Plan and form of option agreement.	S-8	333-221191	October 27, 2017	99.1
10.11**	Offer Letter, dated as of July 26, 2017, by and between the Registrant and Eric Chan.	10-K	001-36330	March 1, 2019	10.16
10.12**	Offer Letter, dated as of July 26, 2019, by and between the Registrant and Maeve O’Meara.	10-Q	001-36330	July 31, 2019	10.1
10.13	Software as a Service (SaaS) Agreement, by and between Anthem, Inc. and Castlight Health, Inc. as of November 1, 2015, as amended on October 19, 2019.	8-K	001-36330	October 24, 2019	10.1

Incorporate by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.14	Service Order Form 5 to Software as a Service (SaaS) Agreement, Enterprise Services, by and between Anthem, Inc. and Castlight Health, Inc., dated October 19, 2019.	8-K	001-36330	October 24, 2019	10.2
10.15**	2014 Employee Stock Purchase Plan, as amended.	10-Q	001-36330	October 31, 2019	10.1
10.16**	Form of 2014 Employee Stock Purchase Plan enrollment/change form.	10-Q	001-36330	October 31, 2019	10.2
10.17**	Offer Letter, dated as of November 18, 2019, by and between the Registrant and Will Bondurant.	10-K	001-36330	February 28, 2020	10.19
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page of this annual report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1 *	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
32.2 *	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)					X

*	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, State of California.

CASTLIGHT HEALTH, INC.
Date:	February 24, 2021	By:	/s/ Maeve O'Meara
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

Signature	Title	Date

/s/ Maeve O'Meara	Chief Executive Officer and Director	February 24, 2021
Maeve O'Meara	(Principal Executive Officer)

/s/ Will Bondurant	Chief Financial Officer	February 24, 2021
Will Bondurant	(Principal Financial Officer)

/s/ Eric Chan	Chief Accounting Officer	February 24, 2021
Eric Chan	(Principal Accounting Officer)

/s/ Bryan Roberts	Chairman of the Board of Directors	February 24, 2021
Bryan Roberts

/s/ Seth Cohen	Director	February 24, 2021
Seth Cohen

/s/ Michael Eberhard	Director	February 24, 2021
Michael Eberhard

/s/ David Ebersman	Director	February 24, 2021
David Ebersman

/s/ Ed Park	Director	February 24, 2021
Ed Park

/s/ David B. Singer	Director	February 24, 2021
David B. Singer

/s/ Kenny Van Zant	Director	February 24, 2021
Kenny Van Zant

/s/ Judith K. Verhave	Director	February 24, 2021
Judith K.Verhave