Form 10-Q
period 2021-03-31
CASTLIGHT HEALTH, INC.
filed 2021-04-30
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or
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

As of April 27, 2021, there were 28,397,210 shares of the Registrant’s Class A common stock outstanding and 129,521,529 shares of the Registrant’s Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	As of
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$56,501	$49,242
Accounts receivable and other, net	25,035	31,740
Prepaid expenses and other current assets	6,772	3,800
Total current assets	88,308	84,782
Property and equipment, net	4,966	5,321
Restricted cash, non-current	1,144	1,144
Deferred commissions	8,190	9,556
Deferred professional service costs	4,205	4,462
Intangible assets, net	6,872	7,930
Goodwill	41,485	41,485
Operating lease right-of-use assets, net	9,131	10,238
Other assets	1,838	1,855
Total assets	$166,139	$166,773
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,383	$5,145
Accrued expenses and other current liabilities	7,057	7,898
Accrued compensation	4,755	8,633
Deferred revenue	13,135	6,848
Operating lease liabilities	5,939	5,789
Total current liabilities	35,269	34,313
Deferred revenue, non-current	122	663
Operating lease liabilities, non-current	5,907	7,446
Other liabilities, non-current	480	485
Total liabilities	41,778	42,907
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 28,397,210 shares and 34,998,171 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3	4
Class B common stock, $0.0001 par value; 800,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 129,521,529 shares and 120,768,900 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	13	12
Additional paid-in capital	644,566	641,075
Accumulated deficit	(520,221)	(517,225)
Total stockholders’ equity	124,361	123,866
Total liabilities and stockholders’ equity	$166,139	$166,773
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription	$32,110	$38,383
Professional services and other	2,949	662
Total revenue, net	35,059	39,045
Cost of revenue:
Cost of subscription (1)	8,099	10,232
Cost of professional services and other (1)	4,657	4,241
Total cost of revenue	12,756	14,473
Gross profit	22,303	24,572
Operating expenses:
Sales and marketing (1)	6,913	10,472
Research and development (1)	12,113	13,822
General and administrative (1)	6,366	6,576
Goodwill impairment	—	50,300
Total operating expenses	25,392	81,170
Operating loss	(3,089)	(56,598)
Other income, net	93	263
Net loss	$(2,996)	$(56,335)
Net loss per share, basic and diluted	$(0.02)	$(0.38)
Weighted-average shares used to compute basic and diluted net loss per share	156,781	148,872

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
Cost of revenue:
Cost of subscription	$257	$169
Cost of professional services and other	236	116
Sales and marketing	350	672
Research and development	1,069	1,163
General and administrative	1,195	1,066

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(2,996)	$(56,335)
Other comprehensive income:
Net change in unrealized gain on available-for-sale marketable securities	—	11
Other comprehensive income	—	11
Comprehensive loss	$(2,996)	$(56,324)

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	155,767,071	$16	$641,075	$—	$(517,225)	$123,866
Vesting of restricted stock units	1,843,767	—	—	—	—	—
Issuance of common stock upon exercise of stock options	93,961	—	128	—	—	128
Issuance of common stock under the ESPP	213,940	—	233	—	—	233
Stock-based compensation	—	—	3,130	—	—	3,130
Comprehensive loss	—	—	—	—	(2,996)	(2,996)
Balances as of March 31, 2021	157,918,739	$16	$644,566	$—	$(520,221)	$124,361

Balances as of December 31, 2019	148,209,215	$15	$627,899	$2	$(455,042)	$172,874
Vesting of restricted stock units	923,693	—	—	—	—	—
Issuance of common stock upon exercise of stock options	142,729	—	155	—	—	155
Issuance of common stock under the ESPP	242,007	—	186	—	—	186
Stock-based compensation	—	—	3,205	—	—	3,205
Comprehensive loss	—	—	—	11	(56,335)	(56,324)
Balances as of March 31, 2020	149,517,644	$15	$631,445	$13	$(511,377)	$120,096

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(2,996)	$(56,335)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,623	1,535
Goodwill impairment	—	50,300
Stock-based compensation	3,107	3,186
Amortization and impairment of deferred commissions	1,340	2,383
Amortization and impairment of deferred professional service costs	580	925
Non-cash operating lease expense	1,107	1,400
Accretion and amortization of marketable securities	—	2
Changes in operating assets and liabilities:
Accounts receivable and other, net	6,705	(6,676)
Deferred commissions	26	(318)
Deferred professional service costs	(300)	(416)
Prepaid expenses and other assets	(2,955)	(494)
Accounts payable	(759)	(7,462)
Operating lease liabilities	(1,389)	(1,516)
Accrued expenses and other liabilities	(382)	19
Deferred revenue	5,746	3,573
Accrued compensation	(3,878)	(4,465)
Net cash provided by (used in) operating activities	7,575	(14,359)
Investing activities:
Purchase of property and equipment	(212)	(1,264)
Purchase of marketable securities	—	(1,989)
Maturities of marketable securities	—	12,400
Net cash (used in) provided by investing activities	(212)	9,147
Financing activities:
Proceeds from exercise of stock options	128	155
Proceeds from ESPP offering	233	186
Principal payments on debt	(465)	(465)
Net cash used in financing activities	(104)	(124)

Net increase (decrease) in cash, cash equivalents and restricted cash	7,259	(5,336)
Cash, cash equivalents and restricted cash at beginning of period	50,386	44,342
Cash, cash equivalents and restricted cash at end of period	$57,645	$39,006

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$56,501	$37,681
Restricted cash included in Prepaid expenses and other current assets	—	181
Restricted cash, non-current	1,144	1,144
Total cash, cash equivalents and restricted cash	$57,645	$39,006
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

Note 2. Accounting Standards and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include Castlight and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In the opinion of management, the information herein reflects all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations, financial position, stockholders’ equity and cash flows. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
•Assumptions used in the calculation of goodwill impairment, including the forecast of future cash flows and discount rate; and
•Assumptions used in the calculation of right-of-use assets ("ROU") and lease liabilities for operating leases, including lease terms and the Company’s incremental borrowing rate.

Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

Concentrations of Risk and Significant Customers

The Company had one customer, Anthem Inc. ("Anthem"), that accounted for approximately 50% of total revenue during the three months ended March 31, 2021. The Company had four customers that accounted for approximately 15%, 12%, 12% and 10%, respectively, of accounts receivable, excluding contract assets, as of March 31, 2021.

Recently Issued Accounting Pronouncements

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined that the ASUs issued by the FASB during the three months ended March 31, 2021 are either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial results.
Note 3. Revenue, Deferred Revenue, Contract Balances and Performance Obligations

The Company sells to customers based in the United States.

Deferred revenue as of March 31, 2021 and December 31, 2020 was $13.3 million and $7.5 million, respectively. Contract assets as of March 31, 2021 and December 31, 2020 were $7.7 million and $9.4 million, respectively. The decrease in contract assets is primarily due to the Anthem enterprise license agreement that results in invoicing ahead of revenue recognition in the second year of that agreement.

Revenue of $5.7 million and $6.5 million was recognized during the three months ended March 31, 2021 and 2020, respectively, that was included in the Company’s deferred revenue balances at the beginning of the respective periods.

The Company recorded favorable cumulative catch-up adjustments to revenue of $1.2 million and $1.7 million during the three months ended March 31, 2021 and 2020, respectively, arising from changes in variable consideration.

The aggregate balance of remaining performance obligations from non-cancelable contracts with customers as of March 31, 2021 was $143.2 million. The Company expects to recognize approximately 80% of this balance over the next 12 months, with the remaining balance recognized thereafter. Remaining performance obligations are defined as deferred revenue and amounts yet to be billed for the non-cancelable portion of contracts.
Note 4. Deferred Costs

Changes in the balance of total deferred commissions and total deferred professional service costs during the three months ended March 31, 2021 are as follows (in thousands):

	As of December 31, 2020	Additions	Adjustment to prior year additions	Expense recognized	As of March 31, 2021

Deferred commissions	$9,556	$175	$(201)	$(1,340)	$8,190
Deferred professional service costs	4,462	323	—	(580)	4,205
Total deferred commissions and professional service costs	$14,018	$498	$(201)	$(1,920)	$12,395

    These costs are reviewed for impairment quarterly. Impairment charges were $0.3 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.
Note 5. Goodwill and Intangible Assets

Impairment

During the first quarter of 2020, the Company determined that the significant decline in the U.S. economy as a result of the COVID-19 pandemic, together with the decline in the Company’s stock price, constituted a triggering event which required the Company to perform interim impairment analyses related to its long-lived assets and goodwill. The impairment analysis for long-lived assets indicated that the assets were recoverable; therefore, no impairment was recorded. After assessing long-lived assets, the Company performed a goodwill impairment analysis and determined that the carrying value of its only reporting unit exceeded its fair value by approximately $50.3 million. The fair value was determined using the income approach. The Company believes that the income approach is the most reliable indication of fair value since it incorporates future estimated revenues and expenses for the reporting unit that the market approach may not directly incorporate. In addition to future estimated revenue and expenses, the determination of fair value included assumptions related to a discount rate.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of March 31, 2021, the Company determined that there were no indicators present to suggest that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. The Company will continue to monitor its goodwill on a quarterly basis for indicators of impairment, including, but not limited to, future declines in the stock price. Accordingly, there may be future impairments.

Goodwill

The Company’s goodwill relates entirely to the acquisition of Jiff in 2017. As of March 31, 2021, the gross amount of goodwill was $91.8 million and accumulated goodwill impairment was $50.3 million, all of which was recorded in the first quarter of 2020. The goodwill impairment did not involve any cash expenditures.

Intangible assets, net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used.

The following tables set forth the fair value components of identifiable acquired intangible assets (dollars in thousands):

	As of March 31, 2021
	Useful Life	Gross	Accumulated Amortization	Net
Customer relationships	6	$10,900	$(6,148)	$4,752
Developed technology	5	10,600	(8,480)	2,120
Total identifiable intangible assets		$21,500	$(14,628)	$6,872

	As of December 31, 2020
	Useful Life	Gross	Accumulated Amortization	Net
Customer relationships	6	$10,900	$(5,620)	$5,280
Developed technology	5	10,600	(7,950)	2,650
Total identifiable intangible assets		$21,500	$(13,570)	$7,930

Amortization expense from acquired intangible assets for the three months ended March 31, 2021 and 2020 was $1.1 million. Amortization expense is included in cost of subscription, sales and marketing, and general and administrative expenses.

Future estimated amortization expense for acquired intangible assets is as follows (in thousands):

Remainder of 2021	$3,174
2022	2,642
2023	1,056
Total estimated amortization expense	$6,872

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Leasehold improvements	$4,606	$4,606
Computer equipment	7,885	7,655
Software	897	908
Internal-use software	3,878	3,878
Furniture and equipment	1,493	1,492
Construction in progress	102	128
Total	18,861	18,667
Accumulated depreciation/amortization	(13,895)	(13,346)
Property and equipment, net	$4,966	$5,321
Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $0.6 million and $0.5 million, respectively. Depreciation and amortization are recorded on a straight-line basis.
Note 7. Debt

Term Loan

The Company has a term loan facility (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that provided for a term loan of approximately $5.6 million (the “Term Loan”). Obligations under the Term Loan accrue interest at a floating per annum rate equal to the greater of (A) the prime rate as published in the money rates section of The Wall Street Journal (“Prime Rate”) minus 1% or (B) 0%. Interest and principal on the Term Loan are payable monthly. The maturity date of the Term Loan is September 1, 2021, and the outstanding principal balance of $0.9 million, as well as the final payment discussed below, are classified within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2021.

In addition to principal and interest payments, the Company is also required to pay $0.5 million as final payment on the earlier of maturity, termination or prepayment of the Term Loan. The Company accrues for the final payment over the life of the Term Loan using the effective interest method.

In accordance with the Loan Agreement, the Company is subject to certain reporting covenants, and the debt obligations are secured by a security interest in the assets of the Company, excluding intellectual property and certain other exceptions. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of March 31, 2021.

Revolving Line of Credit

On May 5, 2020, the Company entered into the Third Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with the Bank. The Amended Loan Agreement amended and restated its existing Loan Agreement. Under the Amended Loan Agreement, the Bank agreed to extend a $25.0 million revolving credit facility to the Company (the “Revolving Line”). Borrowings under the Revolving Line accrue interest at a floating per annum rate equal to the Prime Rate plus 1%, and such interest is payable monthly. The Company may request borrowings under the Revolving Line prior to May 4, 2023, on which date the Revolving Line terminates. In relation to the Revolving Line, the Company is subject to certain financial and reporting covenants. As of March 31, 2021, no borrowings have been made under the Revolving Line, and the Company was in compliance with all financial and reporting covenants.
Note 8. Contingencies
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
Note 9. Stock Compensation
Restricted Stock Units (“RSUs”) Activity

A summary of unvested restricted stock unit activity for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2020	15,152,043	$1.31
Granted	4,377,950	$1.92
Vested	(1,843,767)	$1.31
Forfeited and canceled	(304,068)	$1.19
Balance as of March 31, 2021	17,382,158	$1.46

As of March 31, 2021, the Company had $23.0 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

The Company granted approximately 1.1 million performance-based RSUs ("PSUs") to certain employees during the first quarter of 2021. The number of shares that will eventually vest depends on achievement of the performance target for 2021, as determined by the Compensation and Talent Committee of the Company's board of directors, and may range from 0% to 125% of the award amount. Once performance is determined, one third of the PSUs, if any, will vest one year after the grant date, and the remainder will vest in eight quarterly installments thereafter, subject to recipients' continued service. For the three months ended March 31, 2021, the Company recognized compensation expense of approximately $0.1 million related to PSUs.

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2021 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	5,987,243	$1.82	$568
Granted	—	$—
Exercised	(93,961)	$1.39
Forfeited and canceled	(40,049)	$1.59
Balance as of March 31, 2021	5,853,233	$1.83	$1,124

There were no stock options granted during the three months ended March 31, 2021. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2020 was $0.75.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions:

Three Months Ended March 31, 2020
Volatility	73%
Expected life (in years)	6.1
Risk-free interest rate	0.84% - 1.47%
Dividend yield	—%

As of March 31, 2021, the Company had $2.4 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years.
Employee Stock Purchase Plan
The Company used the following Black-Scholes assumptions in estimating the fair value of the shares under the 2014 Employee Stock Purchase Plan (the “ESPP”):

	Three Months Ended March 31,
	2021	2020
Volatility	71%	71%
Expected life equals length of offering period (in years)	0.5	0.5
Risk-free interest rate	0.07%	0.95%
Dividend yield	—%	—%

Stock-based compensation expense related to the ESPP was immaterial for the three months ended March 31, 2021 and 2020. As of March 31, 2021, the unrecognized stock-based compensation expense related to the ESPP was also immaterial, and is expected to be recognized over the remaining term of the current offering period.
Note 10. Income Taxes

The effective tax rate for the three months ended March 31, 2021 and 2020 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. At March 31, 2021, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.
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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2021		2020
	Class A	Class B	Class A	Class B
Net loss	$(630)	$(2,366)	$(13,257)	$(43,078)
Weighted-average shares used to compute basic and diluted net loss per share	32,943	123,838	35,032	113,840
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.38)	$(0.38)

The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options and RSUs	23,235	20,016
Shares issuable under the ESPP	292	297
Warrants	115	115
Total	23,642	20,428

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

• In the third quarter of 2020, our Castlight Care Guides offering became generally available as a supplemental service for our customers. From Castlight’s launch, we have offered users both digital applications and telephonic support. In parallel with the roadmap for our digital platform, we have invested in and expanded our phone- and chat-based support services. Care Guides clinicians, trained to offer administrative and clinical support, will help our users with their health navigation using Castlight’s core technology. We believe Castlight Care Guides will generate incremental user engagement and healthcare cost savings for our customers and users over time.

•In December 2020, we entered into an agreement with Blue Cross Blue Shield of Alabama (“BCBSAL”), a regional Blue Cross Blue Shield licensee, to offer a complete health navigation solution for BCBSAL's largest employer clients. This agreement represents a third health plan partnership, and we believe it validates our health plan growth strategy. In February 2021, we expanded our relationship with BCBSAL to add Castlight Care Guides support for these large employers.

Castlight was incorporated in the State of Delaware in January 2008. Our Class B common stock began trading publicly on the New York Stock Exchange in March 2014 under the trading symbol “CSLT.” Our principal executive offices are located in San Francisco, California, and our Customer Center of Excellence is located in Sandy, Utah.

COVID-19 Update. During the first quarter of 2021, the global economy continued to experience the impact of the COVID-19 pandemic. The COVID-19 pandemic initially caused us to curtail or modify employee travel; cancel physical participation in meetings, events, and conferences; and move to full remote work. We subsequently implemented a return to work office protocol for certain employees located in our Utah Customer Center of Excellence and began to re-open our San Francisco and Sunnyvale, California offices on a limited basis, subject to local health orders.

Although the COVID-19 pandemic has caused minor disruptions to our business operations, it has had a limited impact on our operating results thus far and these minor disruptions did not impact the delivery of our products to our customers or users. During these uncertain times, we have used our core technology to help users, customers, and the community navigate through the COVID-19 pandemic, including, among other things, supporting our customers with COVID-19 education and communication of healthcare coverage changes; providing our symptom checker and COVID-19 testing site finder to the community at no charge; making our behavioral health solution available to all customers on the Castlight Complete platform for no additional cost; launching the Working Well and Working Well for Higher Education solutions which are aimed at helping employers and academic institutions manage safe workforce re-entry and campus openings, respectively; and supporting the work of Boston Children’s Hospital and the Centers for Disease Control and Prevention to manage inventory and data related to COVID-19 vaccines through vaccinefinder.org. Our agreement with Boston Children's Hospital, which was entered into in the fourth quarter of 2020, provides for payments to the Company totaling $8.5 million. In April 2021, our engagement with Boston Children's Hospital was extended to mid-2022 to include additional development and ongoing support. The amended agreement provides for additional payments of $9 million. We recognize revenue from this agreement as revenue from professional services.

The potential duration, and extent of the impact, of the COVID-19 pandemic on our future liquidity and operational performance will depend on certain developments, including the duration and spread of the outbreak, the continued impact on our customers' operations and the global economy generally, and the continued impact to our sales and renewal cycles. We continue to consider the potential impact of the COVID-19 pandemic on our business operations. The uncertainty of the COVID-19 pandemic affects our management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known.

For further discussion of the possible impact of the COVID-19 pandemic on our business, financial condition, and results of operations, see the risk factor entitled "The COVID-19 pandemic has had a material adverse impact on the U.S. and global economies and could have a material adverse impact on our employees, suppliers, customers and users, which has negatively impacted our business, financial condition and results of operations and which could materially impact us in the future" in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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

Signed Annual Recurring Revenue ("ARR")

	As of
	March 31, 2021	December 31, 2020
	(in millions)
Signed Annual Recurring Revenue	$128.0	$126.7

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

As of March 31, 2021, ARR totaled $128.0 million compared to $126.7 million as of December 31, 2020. The increase of approximately 1% is primarily attributable to upsells and renewals, partially offset by churn.

Components of Results of Operations
Revenue

We generate revenue from subscription fees from customers for access to the products they select. We also earn revenue from professional services primarily related to the implementation of our offering, products sold through our online marketplace and add-on subscription products made available from our ecosystem partners.
Our subscription fees are based primarily on the number of users that employers identify as eligible to use our offering, which typically includes all of our customers’ employees and adult dependents that receive health benefits.
Typically, we recognize subscription fees on a straight-line basis ratably over the contract term beginning when our products are implemented and ready for launch. Our customer agreements generally have a term of three years. We generally invoice our customers in advance on a monthly, quarterly or annual basis. Amounts that have been invoiced are initially recorded as deferred revenue. Amounts that have not been invoiced where revenue has been recognized are reflected as contract assets and recorded as accounts receivable and other in our condensed consolidated balance sheets.

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
General and Administrative. General and administrative expenses consist primarily of employee-related expenses (including salaries, bonuses, benefits and stock-based compensation) for finance and accounting, legal, human resources and IT, legal costs, professional fees, other corporate expenses, and allocated overhead.
Overhead Allocation. Expenses associated with our facilities and IT costs are allocated between cost of revenues and operating expenses based on employee headcount determined by the nature of work performed.

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription	92%	98%
Professional services and other	8%	2%
Total revenue, net	100%	100%
Cost of revenue:
Cost of subscription	23%	26%
Cost of professional services and other	13%	11%
Total cost of revenue	36%	37%
Gross margin	64%	63%
Operating expenses:
Sales and marketing	20%	27%
Research and development	35%	35%
General and administrative	18%	17%
Goodwill impairment	—%	129%
Total operating expenses	73%	208%
Operating loss	(9)%	(145)%
Other income, net	—%	1%
Net loss	(9)%	(144)%
Revenue

	Three Months Ended March 31,
	2021	2020	% Change	$ Change
	(In thousands, except percentages)
Revenue:
Subscription	$32,110	$38,383	(16)%	$(6,273)
Professional services and other	2,949	662	345%	2,287
Total revenue, net	$35,059	$39,045	(10)%	$(3,986)

Subscription revenue for the three months ended March 31, 2021 decreased by $6.3 million, or 16%, primarily due to customer terminations, partially offset by customer launches. Professional services and other revenue increased primarily due to revenue from Boston Children's Hospital in the three months ended March 31, 2021.

Costs of Revenue and Operating Expenses

	Three Months Ended March 31,
	2021	2020	% Change	$ Change
	(In thousands, except percentages)
Cost of revenue:
Subscription	$8,099	$10,232	(21)%	$(2,133)
Professional services and other	4,657	4,241	10%	416
Total cost of revenue	$12,756	$14,473	(12)%	$(1,717)
Gross margin (loss) percentage:
Subscription	75%	73%
Professional services and other	(58)%	(541)%
Total gross margin	64%	63%
Gross profit	$22,303	$24,572	(9)%	$(2,269)
Cost of subscription revenue for the three months ended March 31, 2021 decreased by $2.1 million, or 21%, primarily due to decreases of $1.3 million of third-party contractor and professional service fees and $0.3 million of employee-related expenses.
Cost of professional services revenue for the three months ended March 31, 2021 increased by $0.4 million or 10%, primarily due to an increase of $0.6 million of employee-related expenses.

Gross margin for the three months ended March 31, 2021 increased primarily due to a revenue decrease of 10% compared to a 12% decrease in the associated costs.

Sales and Marketing

	Three Months Ended March 31,
	2021	2020	% Change	$ Change
	(In thousands, except percentages)
Sales and marketing	$6,913	$10,472	(34)%	$(3,559)

Sales and marketing expense for the three months ended March 31, 2021 decreased by $3.6 million, or 34%, primarily due to decreases of $2.1 million of employee-related expenses, and $0.4 million of marketing programs, $0.3 million of third-party contractor and professional service fees and $0.3 million of travel-related expenses.

Research and Development

	Three Months Ended March 31,
	2021	2020	% Change	$ Change
	(In thousands, except percentages)
Research and development	$12,113	$13,822	(12)%	$(1,709)

Research and development expense for the three months ended March 31, 2021 decreased by $1.7 million, or 12%, primarily due to decreases of $1.3 million of employee-related expenses and $0.5 million of third-party contractor and professional service fees.

General and Administrative

	Three Months Ended March 31,
	2021	2020	% Change	$ Change
	(In thousands, except percentages)
General and administrative	$6,366	$6,576	(3)%	$(210)

General and administrative expense for the three months ended March 31, 2021 decreased by $0.2 million, or 3%, primarily due to a decrease of $0.6 million of third-party contractor and professional service fees, partially offset by an increase of $0.3 million in insurance, taxes and fees.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$7,575	$(14,359)
Net cash (used in) provided by investing activities	(212)	9,147
Net cash used in financing activities	(104)	(124)
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,259	$(5,336)

As of March 31, 2021, our principal source of liquidity was cash totaling $56.5 million, which was held for working capital purposes.

Since our inception, we have financed our operations primarily through sales of equity securities and receipts from our customers. We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, the timing and extent of spending to support development efforts, the introduction of new and enhanced service offerings and the continuing market acceptance of our cloud-based subscription services. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may in the future enter into these types of arrangements.

We process certain vendor payments using a financial institution's credit card program, which carries a $20.0 million limit. We pay the financial institution monthly based on the terms of the credit card program.

On May 5, 2020, we entered into the Third Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with Silicon Valley Bank (the "Bank"). Under the Amended Loan Agreement, the Bank agreed to extend a $25.0 million revolving credit facility (the “Revolving Line”) to us. We may request borrowings under the Revolving Line prior to May 4, 2023, on which date the Revolving Line terminates. Refer to Note 7 - Debt to the condensed consolidated financial statements for additional information on debt.

We may be required to seek additional equity or debt financing in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. For additional information regarding risks related to debt or equity financings, see the risk factor entitled "We may require additional capital to support business growth, and this capital might not be available to us on acceptable terms, or at all" in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Operating Activities

Cash provided by operating activities for the three months ended March 31, 2021 was $7.6 million and cash used in operating activities for the three months ended March 31, 2020 was $14.4 million. Cash provided by operations reflected our net loss of $3.0 million for the three months ended March 31, 2021, adjusted by $7.8 million in non-cash expenses, including:

•Stock-based compensation expense of $3.1 million;
•Amortization and impairment of deferred costs of $1.9 million;
•Depreciation and amortization of $1.6 million; and
•Non-cash operating lease expense of $1.1 million.

Changes in assets and liabilities for the three months ended March 31, 2021 resulted in a net source of cash of $2.8 million, which included the following:

Sources of Cash

•Accounts receivable decreased $6.7 million, primarily as a result of the timing of billings and collections;
•Deferred revenue increased $5.7 million.

Uses of Cash

•Accrued compensation decreased $3.9 million;
•Payments of operating lease liabilities of $1.4 million;
•Accounts payable decreased $0.8 million, primarily due to timing of payments and vendor invoicing;
•Accrued expenses and other liabilities decreased $0.4 million;
•Prepaid expenses and other assets increased $3.0 million; and
•Deferred costs increased $0.3 million.

Investing Activities
Cash used in investing activities for the three months ended March 31, 2021 was $0.2 million and cash provided by investing activities for the three months ended March 31, 2020 was $9.1 million, respectively. Cash used in investing activities during the three months ended March 31, 2021 was attributable to $0.2 million of purchases of property and equipment.
Financing Activities

Cash used in financing activities for the three months ended March 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively. Cash used in financing activities during the three months ended March 31, 2021 was due to principal payments on debt of $0.5 million, partially offset by proceeds from exercise of employee stock options of $0.1 million and ESPP offering of $0.2 million.
Contractual Obligations and Commitments
Our principal commitments primarily consist of debt obligations and lease obligations for office space and data centers. Our existing lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised these options. Contractual agreements represent future cash commitments and liabilities under agreements with third parties and exclude purchase orders for goods and services. See Note 7 – Debt to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our borrowings. Other than our borrowings described in Note 7 – Debt and lease obligations, we do not have any other debt arrangements. We do not have any material non-cancelable purchase commitments as of March 31, 2021.
Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2021, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, SEC rules do not require us to provide the information required by this Item.
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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 8 - Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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

    We have incurred significant GAAP net losses in each year since our incorporation in 2008 and currently expect to continue to incur GAAP net losses for at least 2021. We experienced GAAP net losses of $3.0 million, $62.2 million (inclusive of a non-cash goodwill impairment charge of $50.3 million during the first quarter of 2020), $40.0 million and $39.7 million for the three months ended March 31, 2021 and the years ended December 31, 2020, 2019 and 2018, respectively. As of March 31, 2021, we had an accumulated deficit of $520.2 million. The GAAP losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offerings through research and development and acquire and support customers. Many of our efforts to generate revenue from our business are new and unproven to us, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased GAAP losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior GAAP losses, combined with our expected future GAAP losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur GAAP operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, or at all.

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
    Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the three months ended March 31, 2021, our top 10 customers by revenue accounted for approximately 77% of our total revenue. We expect the top 10 concentration to increase as we pursue our strategy of selling to health plans. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.
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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the three months ended March 31, 2021 and 2020, our net cash provided by and used in operating activities was $7.6 million and $14.4 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation of and improvement to our applications' functionalities, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock.

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
    Because of our dual class common stock structure, the holders of our Class A common stock, who in large part consist of our founders, early investors, directors, and current and former employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they own less than 50% of the outstanding shares of our Class A and Class B common stock, combined. As of March 31, 2021, holders of our Class A common stock owned approximately 18% of the outstanding shares of our Class A and Class B common stock, combined; however, holders of our Class A common stock, including our directors and their affiliates, have approximately 69% of the voting power of our outstanding capital stock with respect to the matters specified above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.

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
•In certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of March 31, 2021, holders of our Class A common stock owned approximately 18% and holders of our Class B common stock owned approximately 82% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 69% and holders of our Class B common stock have approximately 31% of the total voting power with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 18% and holders of our Class B common stock have approximately 82% of the total voting power.
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

The COVID-19 pandemic has caused us to modify our business practices, including but not limited to: instituting a workforce reduction in May 2020 representing 13% of our headcount; implementing a temporary base salary reduction for executive management, directors and other employees, which was restored in mid-November 2020; curtailing or modifying employee travel; cancelling physical participation in meetings, events and conferences; and moving to full remote work for certain offices. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Our San Francisco and Sunnyvale, California offices are currently open on a limited basis as a result of health department mandates, and we have re-opened our Utah offices for certain employees as allowed under state and local orders. While we have implemented what we believe to be a comprehensive protocol to ensure the safety and wellbeing of employees returning to the office, including daily health screenings, physical changes to our floor layout, and required proper personal protection equipment, these measures may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

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
    Our offices and business operations may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters, epidemics, pandemics or other health crises (including the current COVID-19 pandemic) and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, our headquarters is located in the San Francisco Bay Area, a region known for seismic activity. Any disruptions in our operations stemming from catastrophic events, including as related to the repair or replacement of our office, could negatively impact our business and results of operations and harm our reputation. In addition, we may not carry business insurance sufficient to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, results of operations and financial condition. In addition, the facilities of significant customers, health plans or major strategic partners may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business
Item 6. Exhibits
(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith
10.1**	Consulting Agreement, dated as of February 16, 2021, by and between the Registrant and Seth Cohen					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

*	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	Indicates a management contract, compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CASTLIGHT HEALTH, INC.
Date:	April 30, 2021	By:	/s/ Will Bondurant
Will Bondurant
Chief Financial Officer (Principal Financial Officer)