Form 10-Q
period 2021-06-30
CASTLIGHT HEALTH, INC.
filed 2021-08-04
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or
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

As of July 31, 2021, there were 28,397,210 shares of the Registrant’s Class A common stock outstanding and 131,854,658 shares of the Registrant’s Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$60,706	$49,242
Accounts receivable and other, net	21,735	31,740
Prepaid expenses and other current assets	8,716	3,800
Total current assets	91,157	84,782
Property and equipment, net	4,485	5,321
Restricted cash, non-current	—	1,144
Deferred commissions	7,181	9,556
Deferred professional service costs	3,874	4,462
Intangible assets, net	5,814	7,930
Goodwill	41,485	41,485
Operating lease right-of-use assets, net	8,006	10,238
Other assets	106	1,855
Total assets	$162,108	$166,773
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,729	$5,145
Accrued expenses and other current liabilities	5,175	7,898
Accrued compensation	7,104	8,633
Deferred revenue	9,993	6,848
Operating lease liabilities	6,092	5,789
Total current liabilities	32,093	34,313
Deferred revenue, non-current	87	663
Operating lease liabilities, non-current	4,338	7,446
Other liabilities, non-current	335	485
Total liabilities	36,853	42,907
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 28,397,210 shares and 34,998,171 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3	4
Class B common stock, $0.0001 par value; 800,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 131,584,908 shares and 120,768,900 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	13	12
Additional paid-in capital	647,849	641,075
Accumulated deficit	(522,610)	(517,225)
Total stockholders’ equity	125,255	123,866
Total liabilities and stockholders’ equity	$162,108	$166,773
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription	$31,128	$34,289	$63,238	$72,672
Professional services and other	4,475	1,211	7,424	1,873
Total revenue, net	35,603	35,500	70,662	74,545
Cost of revenue:
Cost of subscription (1)	7,977	8,819	16,076	19,051
Cost of professional services and other (1)	4,181	3,942	8,838	8,183
Total cost of revenue	12,158	12,761	24,914	27,234
Gross profit	23,445	22,739	45,748	47,311
Operating expenses:
Sales and marketing (1)	7,208	7,683	14,121	18,155
Research and development (1)	12,316	13,043	24,429	26,865
General and administrative (1)	6,366	6,340	12,732	12,916
Goodwill impairment	—	—	—	50,300
Total operating expenses	25,890	27,066	51,282	108,236
Operating loss	(2,445)	(4,327)	(5,534)	(60,925)
Other income, net	56	123	149	386
Net loss	$(2,389)	$(4,204)	$(5,385)	$(60,539)
Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.41)
Weighted-average shares used to compute basic and diluted net loss per share	158,951	150,078	157,872	149,475

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue:
Cost of subscription	$222	$205	$479	$374
Cost of professional services and other	184	144	420	260
Sales and marketing	442	748	792	1,420
Research and development	1,060	1,314	2,129	2,477
General and administrative	1,262	858	2,457	1,924

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(2,389)	$(4,204)	$(5,385)	$(60,539)
Other comprehensive loss:
Net change in unrealized loss on available-for-sale marketable securities	—	(13)	—	(2)
Other comprehensive loss	—	(13)	—	(2)
Comprehensive loss	$(2,389)	$(4,217)	$(5,385)	$(60,541)

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2021	157,918,739	$16	$644,566	$—	$(520,221)	$124,361
Vesting of restricted stock units	1,979,813	—	—	—	—	—
Issuance of common stock upon exercise of stock options	83,566	—	99	—	—	99
Stock-based compensation	—	—	3,184	—	—	3,184
Comprehensive loss	—	—	—	—	(2,389)	(2,389)
Balances as of June 30, 2021	159,982,118	$16	$647,849	$—	$(522,610)	$125,255

Balances as of March 31, 2020	149,517,644	$15	$631,445	$13	$(511,377)	$120,096
Vesting of restricted stock units	1,108,783	—	—	—	—	—
Stock-based compensation	—	—	3,285	—	—	3,285
Comprehensive loss	—	—	—	(13)	(4,204)	(4,217)
Balances as of June 30, 2020	150,626,427	$15	$634,730	$—	$(515,581)	$119,164

Balances as of December 31, 2020	155,767,071	$16	$641,075	$—	$(517,225)	$123,866
Vesting of restricted stock units	3,823,580	—	—	—	—	—
Issuance of common stock upon exercise of stock options	177,527	—	226	—	—	226
Issuance of common stock under the ESPP	213,940	—	233	—	—	233
Stock-based compensation		—	6,315	—	—	6,315
Comprehensive loss	—	—	—	—	(5,385)	(5,385)
Balances as of June 30, 2021	159,982,118	$16	$647,849	$—	$(522,610)	$125,255

Balances as of December 31, 2019	148,209,215	$15	$627,899	$2	$(455,042)	$172,874
Vesting of restricted stock units	2,032,476	—	—	—	—	—
Issuance of common stock upon exercise of stock options	142,729	—	155	—	—	155
Issuance of common stock under the ESPP	242,007	—	186	—	—	186
Stock-based compensation	—	—	6,490	—	—	6,490
Comprehensive loss	—	—	—	(2)	(60,539)	(60,541)
Balances as of June 30, 2020	150,626,427	$15	$634,730	$—	$(515,581)	$119,164

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(5,385)	$(60,539)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,239	3,144
Goodwill impairment	—	50,300
Stock-based compensation	6,277	6,455
Amortization and impairment of deferred commissions	2,568	3,919
Amortization and impairment of deferred professional service costs	1,147	1,657
Non-cash operating lease expense	2,232	2,631
Other	19	2
Changes in operating assets and liabilities:
Accounts receivable and other, net	10,005	(1,778)
Deferred commissions	(193)	(920)
Deferred professional service costs	(521)	(629)
Prepaid expenses and other assets	(2,023)	(824)
Accounts payable	(1,458)	(10,201)
Operating lease liabilities	(2,805)	(2,616)
Accrued expenses and other liabilities	(1,943)	(1,511)
Deferred revenue	2,569	2,762
Accrued compensation	(1,529)	(3,114)
Net cash provided by (used in) operating activities	12,199	(11,262)
Investing activities:
Purchase of property and equipment	(245)	(3,299)
Purchase of marketable securities	—	(2,994)
Sales of marketable securities	—	2,001
Maturities of marketable securities	—	17,400
Net cash (used in) provided by investing activities	(245)	13,108
Financing activities:
Proceeds from exercise of stock options	226	155
Proceeds from ESPP offering	233	186
Principal payments on debt	(930)	(930)
Net cash used in financing activities	(471)	(589)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(19)	—
Net increase in cash, cash equivalents and restricted cash	11,464	1,257
Cash, cash equivalents and restricted cash at beginning of period	50,386	44,342
Cash, cash equivalents and restricted cash at end of period	$61,850	$45,599

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$60,706	$44,274
Restricted cash included in Prepaid expenses and other current assets	1,144	181
Restricted cash, non-current	—	1,144
Total cash, cash equivalents and restricted cash	$61,850	$45,599
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Description of Business

Castlight Health, Inc. (“Castlight” or “the Company”) provides health navigation solutions for large U.S. employers and health plans (“customers”) and their respective employees and members (“users”). Castlight’s offerings help individuals connect and engage with the right provider, benefit, or virtual care solution, at the right time, leveraging a combination of sophisticated technology and an expert team. Castlight’s navigation offerings have demonstrated measurable results, driving high engagement and user satisfaction, increased program utilization, steerage to the right care and provider, and lower healthcare costs for its customers and millions of users. The Company was incorporated in the State of Delaware in January 2008. The Company's principal executive offices are located in San Francisco, California, and its Customer Center of Excellence is located in Sandy, Utah. In the second quarter of 2021, Castlight formed a wholly owned subsidiary in India, Castlight Health India Private Limited ("Castlight India").

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

Concentrations of Risk and Significant Customers

Anthem Inc. ("Anthem") accounted for approximately 49% of total revenue during the three and six months ended June 30, 2021. One other customer accounted for approximately 11% of total revenue during the three months ended June 30, 2021. Anthem also accounted for approximately 11% of accounts receivable, excluding contract assets, as of June 30, 2021.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Additionally, three other customers accounted for approximately 19%, 14% and 12%, respectively, of accounts receivable, excluding contract assets, as of June 30, 2021.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined that the ASUs issued by the FASB during the six months ended June 30, 2021 are either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial results.
Note 3. Revenue, Deferred Revenue, Contract Balances and Performance Obligations

The Company sells to customers based in the United States.

Deferred revenue as of June 30, 2021 and December 31, 2020 was $10.1 million and $7.5 million, respectively. Contract assets as of June 30, 2021 and December 31, 2020 were $5.9 million and $9.4 million, respectively. The decrease in contract assets is primarily due to the Anthem enterprise license agreement that results in invoicing ahead of revenue recognition beginning in the second year of that agreement.

Revenue of $6.8 million and $6.6 million was recognized during the three months ended June 30, 2021 and 2020, respectively, that was included in the Company’s deferred revenue balances at the beginning of the respective periods. Revenue of $6.7 million and $8.8 million was recognized during the six months ended June 30, 2021 and 2020, respectively, that was included in the Company’s deferred revenue balances at the beginning of the respective periods.

The Company recorded favorable cumulative catch-up adjustments to revenue of $0.2 million and $0.4 million during the three months ended June 30, 2021 and 2020, respectively, arising from changes in variable consideration. The Company recorded favorable cumulative catch-up adjustments to revenue of $1.4 million and $2.1 million during the six months ended June 30, 2021 and 2020, respectively, arising from changes in variable consideration.

The aggregate balance of remaining performance obligations from non-cancelable contracts with customers as of June 30, 2021 was $118.4 million. The Company expects to recognize approximately 90% of this balance over the next 12 months, with the remaining balance recognized thereafter. Remaining performance obligations are defined as deferred revenue and amounts yet to be billed for the non-cancelable portion of contracts.
Note 4. Deferred Costs

Changes in the balance of total deferred commissions and total deferred professional service costs during the six months ended June 30, 2021 are as follows (in thousands):

	As of December 31, 2020	Additions	Adjustment to prior year additions	Expense recognized	As of June 30, 2021

Deferred commissions	$9,556	$394	$(201)	$(2,568)	$7,181
Deferred professional service costs	4,462	559	—	(1,147)	3,874
Total deferred commissions and professional service costs	$14,018	$953	$(201)	$(3,715)	$11,055

    These costs are reviewed for impairment quarterly. Impairment charges were $0.2 million for the three months ended June 30, 2021 and 2020. Impairment charges were $0.5 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021, the Company determined that there were no indicators present to suggest that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. The Company will continue to monitor its goodwill on a quarterly basis for indicators of impairment, including, but not limited to, future declines in the stock price. Accordingly, there may be future impairments.

Goodwill

The Company’s goodwill relates entirely to the acquisition of Jiff in 2017. As of June 30, 2021, the gross amount of goodwill was $91.8 million and accumulated goodwill impairment was $50.3 million, all of which was recorded in the first quarter of 2020. The goodwill impairment did not involve any cash expenditures.

Intangible assets, net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used.

The following tables set forth the fair value components of identifiable acquired intangible assets (dollars in thousands):

	As of June 30, 2021
	Useful Life	Gross	Accumulated Amortization	Net
Customer relationships	6	$10,900	$(6,676)	$4,224
Developed technology	5	10,600	(9,010)	1,590
Total identifiable intangible assets		$21,500	$(15,686)	$5,814

	As of December 31, 2020
	Useful Life	Gross	Accumulated Amortization	Net
Customer relationships	6	$10,900	$(5,620)	$5,280
Developed technology	5	10,600	(7,950)	2,650
Total identifiable intangible assets		$21,500	$(13,570)	$7,930

Amortization expense from acquired intangible assets for the three months ended June 30, 2021 and 2020 was $1.1 million. Amortization expense from acquired intangible assets for the six months ended June 30, 2021 and 2020 was $2.1 million. Amortization expense is included in cost of subscription, sales and marketing, and general and administrative expenses.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Future estimated amortization expense for acquired intangible assets is as follows (in thousands):

Remainder of 2021	$2,116
2022	2,642
2023	1,056
Total estimated amortization expense	$5,814
Note 6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Leasehold improvements	$4,606	$4,606
Computer equipment	8,034	7,655
Software	844	908
Internal-use software	3,878	3,878
Furniture and equipment	1,492	1,492
Construction in progress	31	128
Total	18,885	18,667
Accumulated depreciation/amortization	(14,400)	(13,346)
Property and equipment, net	$4,485	$5,321
Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 was $0.6 million. Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 was $1.1 million and $1.0 million, respectively. Depreciation and amortization expense is recorded on a straight-line basis.
Note 7. Debt

Term Loan

The Company has a term loan facility (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that provided for a term loan of approximately $5.6 million (the “Term Loan”). Obligations under the Term Loan accrue interest at a floating per annum rate equal to the greater of (A) the prime rate as published in the money rates section of The Wall Street Journal (“Prime Rate”) minus 1% or (B) 0%. Interest and principal on the Term Loan are payable monthly. The maturity date of the Term Loan is September 1, 2021, and the outstanding principal balance of $0.5 million, as well as the final payment discussed below, are classified within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of June 30, 2021.

In addition to principal and interest payments, the Company is also required to pay $0.5 million as final payment on the earlier of maturity, termination or prepayment of the Term Loan. The Company accrues for the final payment over the life of the Term Loan using the effective interest method.

In accordance with the Loan Agreement, the Company is subject to certain reporting covenants, and the debt obligations are secured by a security interest in the assets of the Company, excluding intellectual property and certain other exceptions. The Company was in compliance with all reporting covenants in the Loan Agreement related to the outstanding principal balance as of June 30, 2021.

Revolving Line of Credit

On May 5, 2020, the Company entered into the Third Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with the Bank. The Amended Loan Agreement amended and restated its existing Loan Agreement. Under the Amended Loan Agreement, the Bank agreed to extend a $25.0 million revolving credit facility to the Company (the “Revolving Line”). Borrowings under the Revolving Line accrue interest at a floating per annum rate equal to

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the Prime Rate plus 1%, and such interest is payable monthly. The Company may request borrowings under the Revolving Line prior to May 4, 2023, on which date the Revolving Line terminates. In relation to the Revolving Line, the Company is subject to certain financial and reporting covenants. As of June 30, 2021, no borrowings have been made under the Revolving Line, and the Company was in compliance with all financial and reporting covenants.
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
Note 9. Stock Compensation
Restricted Stock Units (“RSUs”) Activity

A summary of unvested restricted stock unit activity for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2020	15,152,043	$1.31
Granted	6,247,606	$1.90
Vested	(3,823,580)	$1.31
Forfeited and canceled	(891,337)	$1.21
Balance as of June 30, 2021	16,684,732	$1.53

As of June 30, 2021, the Company had $22.8 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

The Company granted approximately 1.1 million performance-based RSUs ("PSUs") to certain employees during the first quarter of 2021. The number of shares that will eventually vest depends on achievement of the performance target for 2021, as determined by the Compensation and Talent Committee of the Company's board of directors, and may range from 0% to 125% of the award amount. Once performance is determined, one third of the PSUs, if any, will vest one year after the grant date, and the remainder will vest in eight quarterly installments thereafter, subject to recipients' continued service. For the three and six months ended June 30, 2021, the Company recognized compensation expense of approximately $0.3 million and $0.4 million, respectively, related to PSUs.

Stock Option Activity

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of stock option activity for the six months ended June 30, 2021 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	5,987,243	$1.82	$568
Granted	300,000	$1.79
Exercised	(177,527)	$1.29
Forfeited and canceled	(98,452)	$1.76
Balance as of June 30, 2021	6,011,264	$1.84	$6,685

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2021 and 2020 was $1.19 and $0.75, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions:

	Six Months Ended June 30,
	2021	2020
Volatility	76%	73%
Expected life (in years)	6.1	6.1
Risk-free interest rate	1.11%	0.84% - 1.47%
Dividend yield	—%	—%

As of June 30, 2021, the Company had $2.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years.
Employee Stock Purchase Plan
The Company used the following Black-Scholes assumptions in estimating the fair value of the shares under the 2014 Employee Stock Purchase Plan (the “ESPP”):

	Six Months Ended June 30,
	2021	2020
Volatility	71%	71%
Expected life equals length of offering period (in years)	0.5	0.5
Risk-free interest rate	0.07%	0.95%
Dividend yield	—%	—%

Stock-based compensation expense related to the ESPP was immaterial for the three and six months ended June 30, 2021 and 2020. As of June 30, 2021, the unrecognized stock-based compensation expense related to the ESPP was also immaterial, and is expected to be recognized over the remaining term of the current offering period.
Note 10. Income Taxes

The effective tax rate for the three and six months ended June 30, 2021 and 2020 was zero percent, primarily as a result of the estimated tax loss for the year and the change in valuation allowance. At June 30, 2021, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(427)	$(1,962)	$(981)	$(3,223)	$(1,046)	$(4,339)	$(14,188)	$(46,351)
Weighted-average shares used to compute basic and diluted net loss per share	28,397	130,554	35,030	115,048	30,658	127,214	35,031	114,444
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.41)	$(0.41)

The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options and RSUs	22,696	24,312	22,696	24,312
Shares issuable under the ESPP	292	297	292	297
Warrants	115	115	115	115
Total	23,103	24,724	23,103	24,724
Note 12. Restructuring Program

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

Castlight Health India Private Limited. In the second quarter of 2021, Castlight formed a wholly-owned subsidiary in India, Castlight Health India Private Limited ("Castlight India"), and made offers of employment to and hired approximately 100 former employees of a third-party vendor we had previously retained to support our product development efforts.

COVID-19 Update. During the second quarter of 2021, the global economy continued to experience the impact of the COVID-19 pandemic which initially caused us to curtail or modify employee travel; cancel physical participation in meetings, events, and conferences; and move to full remote work. Given the availability of vaccines and the substantial percentage of our employees who have been fully vaccinated against COVID-19, we implemented a return to work office protocol for employees located in our Utah Customer Center of Excellence and have re-opened our San Francisco and Sunnyvale, California offices to fully vaccinated employees. Our re-opening process remains subject to local health orders.

Although the COVID-19 pandemic has caused minor disruptions to our business operations, it has had a limited impact on our operating results overall and these minor disruptions did not impact the delivery of our products to our customers or users. During these uncertain times, we have used our core technology to help users, customers, and the community navigate through the COVID-19 pandemic, including, among other things, supporting our customers with COVID-19 education and communication of healthcare coverage changes; providing our symptom checker and COVID-19 testing site finder to the community at no charge; making our behavioral health solution available to all customers on the Castlight Complete platform for no additional cost; launching the Working Well and Working Well for Higher Education solutions which are aimed at helping employers and academic institutions manage safe workforce re-entry and campus openings, respectively; and supporting the work of Boston Children’s Hospital and the Centers for Disease Control and Prevention to manage inventory and data related to COVID-19 vaccines through vaccinefinder.org. Our initial agreement with Boston Children's Hospital, which was entered into in the fourth quarter of 2020, provides for payments to the Company totaling $8.5 million. In April 2021, our engagement with Boston Children's Hospital was extended to mid-2022 to include additional development and ongoing support.

The amended agreement provides for additional payments of $9.0 million. We recognize revenue from this agreement as revenue from professional services.

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

Signed Annual Recurring Revenue ("ARR")

	As of
	June 30, 2021	December 31, 2020
	(in millions)
Signed Annual Recurring Revenue	$128.2	$126.7

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

As of June 30, 2021, ARR totaled $128.2 million compared to $126.7 million as of December 31, 2020. The net increase of approximately 1% is primarily attributable to upsells and renewals, partially offset by churn.

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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription	87%	97%	89%	97%
Professional services and other	13%	3%	11%	3%
Total revenue, net	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	22%	25%	23%	26%
Cost of professional services and other	12%	11%	13%	11%
Total cost of revenue	34%	36%	36%	37%
Gross margin	66%	64%	64%	63%
Operating expenses:
Sales and marketing	20%	22%	20%	24%
Research and development	35%	37%	35%	36%
General and administrative	18%	18%	18%	17%
Goodwill impairment	—%	—%	—%	67%
Total operating expenses	73%	77%	73%	144%
Operating loss	(7)%	(13)%	(9)%	(81)%
Other income, net	—%	—%	—%	1%
Net loss	(7)%	(13)%	(9)%	(80)%
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	% Change	$ Change	2021	2020	% Change	$ Change
	(In thousands, except percentages)
Revenue:
Subscription	$31,128	$34,289	(9)%	$(3,161)	$63,238	$72,672	(13)%	$(9,434)
Professional services and other	4,475	1,211	270%	3,264	7,424	1,873	296%	5,551
Total revenue, net	$35,603	$35,500	—%	$103	$70,662	$74,545	(5)%	$(3,883)

Subscription revenue for the three months ended June 30, 2021 decreased by $3.2 million, or 9%, primarily due to customer terminations, partially offset by customer launches. Professional services and other revenue increased primarily due to revenue from Boston Children's Hospital in the three months ended June 30, 2021.

Subscription revenue for the six months ended June 30, 2021 decreased by $9.4 million, or 13%, primarily due to customer terminations and a significant cancellation fee for one customer in the first quarter of 2020, partially offset by customer launches. Professional services and other revenue increased primarily due to revenue from Boston Children's Hospital in the six months ended June 30, 2021.

Costs of Revenue and Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	% Change	$ Change	2021	2020	% Change	$ Change
	(In thousands, except percentages)
Cost of revenue:
Subscription	$7,977	$8,819	(10)%	$(842)	$16,076	$19,051	(16)%	$(2,975)
Professional services and other	4,181	3,942	6%	239	8,838	8,183	8%	655
Total cost of revenue	$12,158	$12,761	(5)%	$(603)	$24,914	$27,234	(9)%	$(2,320)
Gross margin (loss) percentage:
Subscription	74%	74%			75%	74%
Professional services and other	7%	(226)%			(19)%	(337)%
Total gross margin	66%	64%			65%	63%
Gross profit	$23,445	$22,739	3%	$706	$45,748	$47,311	(3)%	$(1,563)
Cost of subscription revenue for the three months ended June 30, 2021 decreased by $0.8 million, or 10%, primarily due to decreases of $0.7 million of third-party contractor and professional service fees.
Cost of subscription revenue for the six months ended June 30, 2021 decreased by $3.0 million, or 16%, primarily due to decreases of $2.0 million of third-party contractor and professional service fees, $0.4 million of hosting costs, and $0.3 million of data fees.
Cost of professional services revenue for the three months ended June 30, 2021 increased by $0.2 million, or 6%, primarily due to an increase of $0.9 million of employee-related expenses, partially offset by decreases of $0.3 million of severance-related costs and $0.2 million of third-party contractor and professional service fees.
Cost of professional services revenue for the six months ended June 30, 2021 increased by $0.7 million, or 8%, primarily due to an increase of $1.5 million of employee-related expenses, partially offset by decreases of $0.4 million of third-party contractor and professional service fees and $0.3 million of severance-related costs.

Gross margin for the three months ended June 30, 2021 increased primarily due to a 5% decrease in costs of revenue.

Gross margin for the six months ended June 30, 2021 increased primarily due to a 9% decrease in costs of revenue, partially offset by a 5% decrease in revenue.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	% Change	$ Change	2021	2020	% Change	$ Change
	(In thousands, except percentages)
Sales and marketing	$7,208	$7,683	(6)%	$(475)	$14,121	$18,155	(22)%	$(4,034)

Sales and marketing expense for the three months ended June 30, 2021 decreased by $0.5 million, or 6%, primarily due to decreases of $0.3 million of severance-related costs and $0.2 million of third-party contractor and professional service fees.

Sales and marketing expense for the six months ended June 30, 2021 decreased by $4.0 million, or 22%, primarily due to decreases of $2.0 million of employee-related expenses, $0.5 million of third-party contractor and professional service fees, $0.3 million of travel-related expenses, $0.3 million of marketing costs and $0.3 million of severance-related costs.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	% Change	$ Change	2021	2020	% Change	$ Change
	(In thousands, except percentages)
Research and development	$12,316	$13,043	(6)%	$(727)	$24,429	$26,865	(9)%	$(2,436)

Research and development expense for the three months ended June 30, 2021 decreased by $0.7 million, or 6%, primarily due to decreases of $0.7 million of severance-related costs and $0.6 million of third-party contractor and professional service fees, partially offset by an increase of $0.7 million of employee-related expenses. The decrease in third-party contractor and professional service fees and the increase in employee-related expenses are primarily attributable to the hiring by our newly-formed subsidiary, Castlight India, of an engineering development team in India which had been employed previously by a third-party vendor.

Research and development expense for the six months ended June 30, 2021 decreased by $2.4 million, or 9%, primarily due to decreases of $1.1 million of third-party contractor and professional service fees, $0.7 million of severance-related costs and $0.6 million of employee-related expenses.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	% Change	$ Change	2021	2020	% Change	$ Change
	(In thousands, except percentages)
General and administrative	$6,366	$6,340	—%	$26	$12,732	$12,916	(1)%	$(184)

General and administrative expense for the three months ended June 30, 2021 remained relatively flat, primarily due to an increase of $1.5 million of employee-related expenses, offset by decreases of $0.7 million of third-party contractor and professional service fees, $0.5 million of severance-related costs, and $0.3 million of insurance, taxes and fees.

General and administrative expense for the six months ended June 30, 2021 decreased by $0.2 million, or 1%, primarily due to decreases of $1.3 million of third-party contractor and professional service fees and $0.5 million of severance-related costs, partially offset by an increase of $1.7 million of employee-related expenses.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$12,199	$(11,262)
Net cash (used in) provided by investing activities	(245)	13,108
Net cash used in financing activities	(471)	(589)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(19)	—
Net increase in cash, cash equivalents and restricted cash	$11,464	$1,257

As of June 30, 2021, our principal source of liquidity was cash totaling $60.7 million, which was held for working capital purposes.

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
Operating Activities

Cash provided by operating activities for the six months ended June 30, 2021 was $12.2 million and cash used in operating activities for the six months ended June 30, 2020 was $11.3 million. Cash provided by operations reflected our net loss of $5.4 million for the six months ended June 30, 2021, adjusted by $15.5 million in non-cash expenses, including:

•Stock-based compensation expense of $6.3 million;
•Amortization and impairment of deferred costs of $3.7 million;
•Depreciation and amortization of $3.2 million; and
•Non-cash operating lease expense of $2.2 million.

Changes in assets and liabilities for the six months ended June 30, 2021 resulted in a net source of cash of $2.1 million, which included the following:

Sources of Cash

•Accounts receivable decreased $10.0 million, primarily as a result of the timing of billings and collections;
•Deferred revenue increased $2.6 million.

Uses of Cash

•Accrued compensation decreased $1.5 million;
•Payments of operating lease liabilities of $2.8 million;
•Accounts payable decreased $1.5 million, primarily due to timing of payments and vendor invoicing;
•Accrued expenses and other liabilities decreased $1.9 million;
•Prepaid expenses and other assets increased $2.0 million; and
•Deferred costs increased $0.7 million.

Investing Activities
Cash used in investing activities for the six months ended June 30, 2021 was $0.2 million and cash provided by investing activities for the six months ended June 30, 2020 was $13.1 million, respectively. Cash used in investing activities during the six months ended June 30, 2021 was attributable to $0.2 million of purchase of property and equipment.
Financing Activities

Cash used in financing activities for the six months ended June 30, 2021 and 2020 was $0.5 million and $0.6 million, respectively. Cash used in financing activities during the six months ended June 30, 2021 was due to principal payments on debt of $0.9 million, partially offset by proceeds from exercises of employee stock options of $0.2 million and ESPP offering of $0.2 million.
Contractual Obligations and Commitments
Our principal commitments primarily consist of debt obligations and lease obligations for office space and data centers. Our existing lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised these options. Contractual agreements represent future cash commitments and liabilities under agreements with third parties and exclude purchase orders for goods and services. See Note 7 – Debt to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our borrowings. Other than our borrowings described in Note 7 – Debt and lease obligations, we do not have any other debt arrangements. We do not have any material non-cancelable purchase commitments as of June 30, 2021.
Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2021, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
•Our use of and reliance upon technology and development resources in India may expose us to unanticipated costs and liabilities.
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

    We have incurred significant GAAP net losses in each year since our incorporation in 2008 and currently expect to continue to incur GAAP net losses for at least 2021. We experienced GAAP net losses of $5.4 million, $62.2 million (inclusive of a non-cash goodwill impairment charge of $50.3 million during the first quarter of 2020), $40.0 million and $39.7 million for the six months ended June 30, 2021 and the years ended December 31, 2020, 2019 and 2018, respectively. As of June 30, 2021, we had an accumulated deficit of $522.6 million. The GAAP losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offerings through research and development and acquire and support customers. Many of our efforts to generate revenue from our business are new and unproven to us, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased GAAP losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior GAAP losses, combined with our expected future GAAP losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur GAAP operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, or at all.

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
    Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the six months ended June 30, 2021, our top 10 customers by revenue accounted for approximately 78% of our total revenue. We expect the top 10 concentration to increase as we pursue our strategy of selling to health plans. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.
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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2021 and 2020, our net cash provided by and used in operating activities was $12.2 million and $11.3 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation of and improvement to our applications' functionalities, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock.

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

Our use of and reliance upon technology and development resources in India may expose us to unanticipated costs and liabilities.

Some of our technology and development work is conducted in India and, during the second quarter of 2021, we formed an India subsidiary to directly recruit and hire a majority of the employees who were formerly engaged by our third-party vendor. As a result, we are directly exposed to certain additional risks, including, but not limited to:

•difficulty hiring and retaining engineering and management resources due to intense competition for such resources and resulting wage inflation;
•the potential diversion of management’s attention to oversee and direct operations that are geographically distant from our U.S. headquarters;
•differences in workplace cultures;
•compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations;
•heightened exposure to changes in economic, security, and political conditions in India; and
•fluctuations in currency exchange rates.

In the past, our use of technology and development resources in India has helped drive operational efficiencies, contributed significantly to our product development efforts, and helped us manage the costs related thereto. However, difficulties resulting from the factors noted above and other risks related to our operations in India could limit our ability to realize future efficiencies, increase our expenses, and harm our competitive position. Any such developments could adversely affect our business, financial condition, and results of operations.

In addition, enforcement of intellectual property rights and confidentiality protections in India may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to protect our trade secrets and confidential information. The experience and capabilities of Indian courts in handling intellectual property litigation vary, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition, and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, financial condition, and results of operations.

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

If in the future our trading price fails to comply with NYSE listing standards, we may receive an additional deficiency notice. In the future, we could elect to regain compliance by implementing a reverse stock split, such that the price of our Class B common stock would promptly exceed $1.00 per share, provided that the price must remain above that level for at least the following 30 trading days. At our 2020 stockholders' meeting, our stockholders approved providing the Board with the ability to execute a reverse stock split should the Board decide it was necessary or advisable; however, we were able to trade above the NYSE minimum for a sufficient period of time that a reverse stock split was not required in order for us to regain compliance.

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
    Because of our dual class common stock structure, the holders of our Class A common stock, who in large part consist of our founders, early investors, directors, and current and former employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they own less than 50% of the outstanding shares of our Class A and Class B common stock, combined. As of June 30, 2021, holders of our Class A common stock owned approximately 18% of the outstanding shares of our Class A and Class B common stock, combined; however, holders of our Class A common stock, including our directors and their affiliates, have approximately 68% of the voting power of our outstanding capital stock with respect to the matters specified above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
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
•In certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of June 30, 2021, holders of our Class A common stock owned approximately 18% and holders of our Class B common stock owned approximately 82% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 68% and holders of our Class B common stock have approximately 32% of the total voting power with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 18% and holders of our Class B common stock have approximately 82% of the total voting power.
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

The COVID-19 pandemic has caused us to modify our business practices, including but not limited to: instituting a workforce reduction in May 2020 representing 13% of our headcount; implementing a temporary base salary reduction for executive management, directors and other employees, which was restored in mid-November 2020; curtailing or modifying employee travel; cancelling physical participation in meetings, events and conferences; and moving to full remote work for certain offices. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. In light of the availability of vaccines against COVID-19 and the percentage of our employees who have been fully vaccinated, our San Francisco and Sunnyvale, California offices are currently open to fully vaccinated employees. In addition, we re-opened our Utah offices as allowed under state and local orders. While we have implemented what we believe to be a comprehensive protocol to ensure the safety and wellbeing of employees returning to the office, these measures may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

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

CASTLIGHT HEALTH, INC.
Date:	August 4, 2021	By:	/s/ Will Bondurant
Will Bondurant
Chief Financial Officer (Principal Financial Officer)