Form 10-Q
period 2021-09-30
CASTLIGHT HEALTH, INC.
filed 2021-11-03
CIK 1433714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or
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

As of October 31, 2021, there were 28,397,210 shares of the Registrant’s Class A common stock outstanding and 133,733,905 shares of the Registrant’s Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$65,768	$49,242
Accounts receivable and other, net	23,284	31,740
Prepaid expenses and other current assets	7,053	3,800
Total current assets	96,105	84,782
Property and equipment, net	4,331	5,321
Restricted cash, non-current	—	1,144
Deferred commissions	7,092	9,556
Deferred professional service costs	3,624	4,462
Intangible assets, net	4,756	7,930
Goodwill	41,485	41,485
Operating lease right-of-use assets, net	6,860	10,238
Other assets	106	1,855
Total assets	$164,359	$166,773
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,543	$5,145
Accrued expenses and other current liabilities	3,997	7,898
Accrued compensation	9,398	8,633
Deferred revenue	9,703	6,848
Operating lease liabilities	5,004	5,789
Total current liabilities	32,645	34,313
Deferred revenue, non-current	188	663
Operating lease liabilities, non-current	3,950	7,446
Other liabilities, non-current	485	485
Total liabilities	37,268	42,907
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 28,397,210 shares and 34,998,171 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3	4
Class B common stock, $0.0001 par value; 800,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 133,707,468 shares and 120,768,900 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	13	12
Additional paid-in capital	651,717	641,075
Accumulated deficit	(524,642)	(517,225)
Total stockholders’ equity	127,091	123,866
Total liabilities and stockholders’ equity	$164,359	$166,773
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription	$31,613	$34,069	$94,851	$106,741
Professional services and other	3,163	1,009	10,587	2,882
Total revenue, net	34,776	35,078	105,438	109,623
Cost of revenue:
Cost of subscription (1)	8,081	8,013	24,157	27,064
Cost of professional services and other (1)	3,675	3,874	12,513	12,057
Total cost of revenue	11,756	11,887	36,670	39,121
Gross profit	23,020	23,191	68,768	70,502
Operating expenses:
Sales and marketing (1)	7,079	6,158	21,200	24,313
Research and development (1)	11,631	11,182	36,060	38,047
General and administrative (1)	6,195	6,341	18,927	19,257
Goodwill impairment	—	—	—	50,300
Total operating expenses	24,905	23,681	76,187	131,917
Operating loss	(1,885)	(490)	(7,419)	(61,415)
Other income, net	132	43	281	429
Loss before provision for income taxes	(1,753)	(447)	(7,138)	(60,986)
Provision for income taxes	279	—	279	—
Net loss	$(2,032)	$(447)	$(7,417)	$(60,986)
Net loss per share, basic and diluted	$(0.01)	$—	$(0.05)	$(0.41)
Weighted-average shares used to compute basic and diluted net loss per share	161,103	152,146	158,961	150,372

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue:
Cost of subscription	$256	$224	$735	$598
Cost of professional services and other	145	171	565	431
Sales and marketing	483	282	1,275	1,702
Research and development	1,001	1,026	3,130	3,503
General and administrative	1,315	1,401	3,772	3,325

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(2,032)	$(447)	$(7,417)	$(60,986)
Other comprehensive loss:
Net change in unrealized loss on available-for-sale marketable securities	—	—	—	(2)
Other comprehensive loss	—	—	—	(2)
Comprehensive loss	$(2,032)	$(447)	$(7,417)	$(60,988)

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(unaudited)

	Class A and B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of June 30, 2021	159,982,118	$16	$647,849	$—	$(522,610)	$125,255
Vesting of restricted stock units	1,580,901	—	—	—	—	—
Issuance of common stock upon exercise of stock options	288,535	—	259	—	—	259
Issuance of common stock under the ESPP	253,124	—	390	—	—	390
Stock-based compensation	—	—	3,219	—	—	3,219
Comprehensive loss	—	—	—	—	(2,032)	(2,032)
Balances as of September 30, 2021	162,104,678	$16	$651,717	$—	$(524,642)	$127,091

Balances as of June 30, 2020	150,626,427	$15	$634,730	$—	$(515,581)	$119,164
Vesting of restricted stock units	2,893,017	—	—	—	—	—
Issuance of common stock upon exercise of stock options	30,000	—	23	—	—	23
Issuance of common stock under the ESPP	225,515	—	185	—	—	185
Stock-based compensation	—	—	3,133	—	—	3,133
Comprehensive loss	—	—	—	—	(447)	(447)
Balances as of September 30, 2020	153,774,959	$15	$638,071	$—	$(516,028)	$122,058

Balances as of December 31, 2020	155,767,071	$16	$641,075	$—	$(517,225)	$123,866
Vesting of restricted stock units	5,404,481	—	—	—	—	—
Issuance of common stock upon exercise of stock options	466,062	—	485	—	—	485
Issuance of common stock under the ESPP	467,064	—	623	—	—	623
Stock-based compensation		—	9,534	—	—	9,534
Comprehensive loss	—	—	—	—	(7,417)	(7,417)
Balances as of September 30, 2021	162,104,678	$16	$651,717	$—	$(524,642)	$127,091

Balances as of December 31, 2019	148,209,215	$15	$627,899	$2	$(455,042)	$172,874
Vesting of restricted stock units	4,925,493	—	—	—	—	—
Issuance of common stock upon exercise of stock options	172,729	—	178	—	—	178
Issuance of common stock under the ESPP	467,522	—	371	—	—	371
Stock-based compensation	—	—	9,623	—	—	9,623
Comprehensive loss	—	—	—	(2)	(60,986)	(60,988)
Balances as of September 30, 2020	153,774,959	$15	$638,071	$—	$(516,028)	$122,058

See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(7,417)	$(60,986)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,913	4,907
Goodwill impairment	—	50,300
Stock-based compensation	9,477	9,559
Amortization and impairment of deferred commissions	3,940	5,517
Amortization and impairment of deferred professional service costs	1,715	2,417
Non-cash operating lease expense	3,377	3,765
Other	32	2
Changes in operating assets and liabilities:
Accounts receivable and other, net	8,456	926
Deferred commissions	(1,476)	(1,396)
Deferred professional service costs	(819)	(918)
Prepaid expenses and other assets	(360)	242
Accounts payable	(650)	(14,048)
Operating lease liabilities	(4,281)	(4,186)
Accrued expenses and other liabilities	(2,016)	(2,576)
Deferred revenue	2,380	(100)
Accrued compensation	765	(1,949)
Net cash provided by (used in) operating activities	18,036	(8,524)
Investing activities:
Purchase of property and equipment	(701)	(3,431)
Purchase of marketable securities	—	(2,994)
Sales of marketable securities	—	2,001
Maturities of marketable securities	—	17,400
Net cash (used in) provided by investing activities	(701)	12,976
Financing activities:
Proceeds from exercise of stock options	485	178
Proceeds from ESPP offering	623	371
Principal payments on debt	(1,395)	(1,395)
Final payment on term loan	(490)	—
Net cash used in financing activities	(777)	(846)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(32)	—
Net increase in cash, cash equivalents and restricted cash	16,526	3,606
Cash, cash equivalents and restricted cash at beginning of period	50,386	44,342
Cash, cash equivalents and restricted cash at end of period	$66,912	$47,948

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$65,768	$46,804
Restricted cash included in Prepaid expenses and other current assets	1,144	—
Restricted cash, non-current	—	1,144
Total cash, cash equivalents and restricted cash	$66,912	$47,948
See Notes to Condensed Consolidated Financial Statements.

CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Description of Business

Castlight Health, Inc. (“Castlight” or “the Company”) provides health navigation solutions for large U.S. employers and health plans (“customers”) and their respective employees and members (“users”). Castlight’s offerings help individuals connect and engage with the right provider, benefit, or virtual care solution, at the right time, leveraging a combination of sophisticated technology and an expert team. Castlight’s navigation offerings have demonstrated measurable results, driving high engagement and user satisfaction, increased program utilization, steerage to the right care and provider, and lower healthcare costs for its customers and millions of users. The Company was incorporated in the State of Delaware in January 2008. The Company's principal executive offices are located in San Francisco, California, and its Customer Center of Excellence is located in Sandy, Utah. In the second quarter of 2021, Castlight formed a wholly owned subsidiary in India, Castlight Health India Private Limited (“Castlight India”).

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
•Assumptions used in the calculation of goodwill impairment, including the forecast of future cash flows and discount rate; and
•Assumptions used in the calculation of right-of-use assets (“ROU”) and lease liabilities for operating leases, including lease terms and the Company’s incremental borrowing rate.

Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

Concentrations of Risk and Significant Customers

The Company had one customer, Anthem Inc. (“Anthem”) that accounted for approximately 50% and 49% of total revenue during the three and nine months ended September 30, 2021, respectively. The Company had three customers that accounted for approximately 14%, 13% and 12%, respectively, of accounts receivable, excluding contract assets, as of September 30, 2021.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined that the ASUs issued by the FASB during the nine months ended September 30, 2021 are either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial results.
Note 3. Revenue, Deferred Revenue, Contract Balances and Performance Obligations

The Company sells to customers based in the United States.

Deferred revenue as of September 30, 2021 and December 31, 2020 was $9.9 million and $7.5 million, respectively. Contract assets as of September 30, 2021 and December 31, 2020 were $4.9 million and $9.4 million, respectively. The decrease in contract assets is primarily due to the Anthem enterprise license agreement that results in invoicing ahead of revenue recognition beginning in the second year of that agreement.

Revenue of $6.1 million and $7.8 million was recognized during the three months ended September 30, 2021 and 2020, respectively, that was included in the Company’s deferred revenue balances at the beginning of the respective periods. Revenue of $6.9 million and $9.8 million was recognized during the nine months ended September 30, 2021 and 2020, respectively, that was included in the Company’s deferred revenue balances at the beginning of the respective periods.

The Company recorded favorable cumulative catch-up adjustments to revenue of $0.4 million and $0.2 million during the three months ended September 30, 2021 and 2020, respectively, arising from changes in variable consideration. The Company recorded favorable cumulative catch-up adjustments to revenue of $1.8 million and $2.3 million during the nine months ended September 30, 2021 and 2020, respectively, arising from changes in variable consideration.

The aggregate balance of remaining performance obligations from non-cancelable contracts with customers as of September 30, 2021 was $110.7 million. The Company expects to recognize approximately 80% of this balance over the next 12 months, with the remaining balance recognized thereafter. Remaining performance obligations are defined as deferred revenue and amounts yet to be billed for the non-cancelable portion of contracts.
Note 4. Deferred Costs

Changes in the balance of total deferred commissions and total deferred professional service costs during the nine months ended September 30, 2021 are as follows (in thousands):

	As of December 31, 2020	Additions	Adjustment to prior year additions	Expense recognized	As of September 30, 2021

Deferred commissions	$9,556	$1,677	$(201)	$(3,940)	$7,092
Deferred professional service costs	4,462	877	—	(1,715)	3,624
Total deferred commissions and professional service costs	$14,018	$2,554	$(201)	$(5,655)	$10,716

    These costs are reviewed for impairment quarterly. Impairment charges were $0.7 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. Impairment charges were $1.3 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, the Company determined that there were no indicators present to suggest that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. The Company will continue to monitor its goodwill on a quarterly basis for indicators of impairment, including, but not limited to, future declines in the stock price. Accordingly, there may be future impairments.

Goodwill

The Company’s goodwill relates entirely to the acquisition of Jiff in 2017. As of September 30, 2021, the gross amount of goodwill was $91.8 million and accumulated goodwill impairment was $50.3 million, all of which was recorded in the first quarter of 2020. The goodwill impairment did not involve any cash expenditures.

Intangible assets, net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used.

The following tables set forth the fair value components of identifiable acquired intangible assets (dollars in thousands):

	As of September 30, 2021
	Useful Life	Gross	Accumulated Amortization	Net
Customer relationships	6	$10,900	$(7,204)	$3,696
Developed technology	5	10,600	(9,540)	1,060
Total identifiable intangible assets		$21,500	$(16,744)	$4,756

	As of December 31, 2020
	Useful Life	Gross	Accumulated Amortization	Net
Customer relationships	6	$10,900	$(5,620)	$5,280
Developed technology	5	10,600	(7,950)	2,650
Total identifiable intangible assets		$21,500	$(13,570)	$7,930

Amortization expense from acquired intangible assets for the three months ended September 30, 2021 and 2020 was $1.1 million. Amortization expense from acquired intangible assets for the nine months ended September 30, 2021 and 2020 was $3.2 million. Amortization expense is included in cost of subscription, sales and marketing, and general and administrative expenses.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Future estimated amortization expense for acquired intangible assets is as follows (in thousands):

Remainder of 2021	$1,058
2022	2,642
2023	1,056
Total estimated amortization expense	$4,756
Note 6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Leasehold improvements	$4,612	$4,606
Computer equipment	8,452	7,655
Software	844	908
Internal-use software	3,878	3,878
Furniture and equipment	1,496	1,492
Construction in progress	64	128
Total	19,346	18,667
Accumulated depreciation/amortization	(15,015)	(13,346)
Property and equipment, net	$4,331	$5,321
Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $0.6 million and $0.7 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $1.7 million. Depreciation and amortization expense is recorded on a straight-line basis.
Note 7. Debt

Term Loan

The Company had a term loan facility (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that provided for a term loan of approximately $5.6 million (the “Term Loan”). Interest and principal on the Term Loan were payable monthly. In addition to principal and interest payments, the Company was also required to pay $0.5 million as final payment on the earlier of maturity, termination or prepayment of the Term Loan. The Company accrued for the final payment over the life of the Term Loan using the effective interest method. The Term Loan matured on September 1, 2021, and the Company fully paid off the outstanding principal balance and all accrued interest, as well as the final payment.

Revolving Line of Credit

On May 5, 2020, the Company entered into the Third Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with the Bank. The Amended Loan Agreement amended and restated its existing Loan Agreement. Under the Amended Loan Agreement, the Bank agreed to extend a $25.0 million revolving credit facility to the Company (the “Revolving Line”). Borrowings under the Revolving Line accrue interest at a floating per annum rate equal to the Prime Rate plus 1%, and such interest is payable monthly. The Company may request borrowings under the Revolving Line prior to May 4, 2023, on which date the Revolving Line terminates. In relation to the Revolving Line, the Company is subject to certain financial and reporting covenants. As of September 30, 2021, no borrowings have been made under the Revolving Line, and the Company was in compliance with all financial and reporting covenants.
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
Note 9. Stock Compensation
Restricted Stock Units (“RSUs”) Activity

A summary of unvested restricted stock unit activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2020	15,152,043	$1.31
Granted	9,846,706	$1.91
Vested	(5,404,481)	$1.40
Forfeited and canceled	(1,763,012)	$1.35
Balance as of September 30, 2021	17,831,256	$1.60

As of September 30, 2021, the Company had $25.6 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

The Company granted approximately 1.1 million performance-based RSUs ("PSUs") to certain employees during the first quarter of 2021. The number of shares that will eventually vest depends on achievement of the performance target for 2021, as determined by the Compensation and Talent Committee of the Company's board of directors, and may range from 0% to 125% of the award amount. Once performance is determined, one third of the PSUs, if any, will vest one year after the grant date, and the remainder will vest in eight quarterly installments thereafter, subject to recipients' continued service. For the three and nine months ended September 30, 2021, the Company recognized compensation expense of approximately $0.3 million and $0.7 million, respectively, related to PSUs.

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	5,987,243	$1.82	$568
Granted	300,000	$1.79
Exercised	(466,062)	$1.05
Forfeited and canceled	(486,238)	$1.29
Balance as of September 30, 2021	5,334,943	$1.94	$888

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2021 and 2020 was $1.19 and $0.76, respectively.

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-valuation model with the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Volatility	76%	73% - 75%
Expected life (in years)	6.1	6.1
Risk-free interest rate	1.11%	0.34% - 1.47%
Dividend yield	—%	—%

As of September 30, 2021, the Company had $2.2 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.5 years.
Employee Stock Purchase Plan
The Company used the following Black-Scholes assumptions in estimating the fair value of the shares under the 2014 Employee Stock Purchase Plan (the “ESPP”):

	Nine Months Ended September 30,
	2021	2020
Volatility	71% - 72%	71% - 103%
Expected life equals length of offering period (in years)	0.5	0.5
Risk-free interest rate	0.06% - 0.07%	0.13% - 0.95%
Dividend yield	—%	—%

Stock-based compensation expense related to the ESPP was immaterial for the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, the unrecognized stock-based compensation expense related to the ESPP was also immaterial, and is expected to be recognized over the remaining term of the current offering period.
Note 10. Income Taxes

The Company recorded a provision for income taxes of $0.3 million for the three and nine months ended September 30, 2021, consisting of domestic income taxes associated with various state jurisdictions and foreign income taxes associated with the Company’s subsidiary in India. No provision for income taxes was recorded for the three and nine months ended September 30, 2020. Prior to the third quarter of 2021, the Company presented domestic income taxes associated with various state jurisdictions in General and administrative expenses in the condensed consolidated statements of operations as these amounts were immaterial. At September 30, 2021, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the effective tax rate.
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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except per share data):

Table of Content
CASTLIGHT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss	$(358)	$(1,674)	$(103)	$(344)	$(1,395)	$(6,022)	$(14,207)	$(46,779)
Weighted-average shares used to compute basic and diluted net loss per share	28,397	132,706	35,028	117,118	29,896	129,065	35,030	115,342
Basic and diluted net loss per share	$(0.01)	$(0.01)	$—	$—	$(0.05)	$(0.05)	$(0.41)	$(0.41)

The following securities were excluded from the calculation of diluted net loss per share for common stock because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options and RSUs	23,166	22,805	23,166	22,805
Shares issuable under the ESPP	284	269	284	269
Warrants	115	115	115	115
Total	23,565	23,189	23,565	23,189
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

Castlight was incorporated in the State of Delaware in January 2008. Our Class B common stock began trading publicly on the New York Stock Exchange in March 2014 under the trading symbol “CSLT.” Our principal executive offices are located in San Francisco, California, and our Customer Center of Excellence is located in Sandy, Utah. In the second quarter of 2021, Castlight formed a wholly-owned subsidiary in India, Castlight Health India Private Limited ("Castlight India").

COVID-19 Update. During the third quarter of 2021, the global economy continued to experience the impact of the COVID-19 pandemic which initially caused us to curtail or modify employee travel; cancel physical participation in meetings, events, and conferences; and move to full remote work. Given the availability of vaccines and the substantial percentage of our employees who have been fully vaccinated against COVID-19, we continued to implement our return to work office protocol for employees located in our Utah Customer Center of Excellence and have re-opened our San Francisco, California office to fully vaccinated employees. Our re-opening process continues to remain subject to local health orders.

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

Signed Annual Recurring Revenue ("ARR")

	As of
	September 30, 2021	December 31, 2020
	(in millions)
Signed Annual Recurring Revenue	$130.2	$126.7

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

As of September 30, 2021, ARR totaled $130.2 million compared to $126.7 million as of December 31, 2020. The net increase of approximately 3% is primarily attributable to new customers, upsells and renewals, partially offset by churn.

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

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription	91%	97%	90%	97%
Professional services and other	9%	3%	10%	3%
Total revenue, net	100%	100%	100%	100%
Cost of revenue:
Cost of subscription	23%	23%	23%	25%
Cost of professional services and other	11%	11%	12%	11%
Total cost of revenue	34%	34%	35%	36%
Gross margin	66%	66%	65%	64%
Operating expenses:
Sales and marketing	20%	18%	20%	22%
Research and development	33%	32%	34%	35%
General and administrative	18%	18%	18%	18%
Goodwill impairment	—%	—%	—%	46%
Total operating expenses	71%	68%	72%	121%
Operating loss	(5)%	(2)%	(7)%	(57)%
Other income, net	—%	—%	—%	—%
Loss before provision for income taxes	(5)%	(2)%	(7)%	(57)%
Provision for income taxes	1%	—%	—%	—%
Net loss	(6)%	(2)%	(7)%	(57)%
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	% Change	$ Change	2021	2020	% Change	$ Change
	(In thousands, except percentages)
Revenue:
Subscription	$31,613	$34,069	(7)%	$(2,456)	$94,851	$106,741	(11)%	$(11,890)
Professional services and other	3,163	1,009	213%	2,154	10,587	2,882	267%	7,705
Total revenue, net	$34,776	$35,078	(1)%	$(302)	$105,438	$109,623	(4)%	$(4,185)

Subscription revenue for the three months ended September 30, 2021 decreased by $2.5 million, or 7%, primarily due to customer terminations, partially offset by customer launches. Professional services and other revenue increased primarily due to revenue from Boston Children's Hospital in the three months ended September 30, 2021.

Subscription revenue for the nine months ended September 30, 2021 decreased by $11.9 million, or 11%, primarily due to customer terminations and a significant cancellation fee for one customer in the first quarter of 2020, partially offset by customer launches. Professional services and other revenue increased primarily due to revenue from Boston Children's Hospital in the nine months ended September 30, 2021.

Costs of Revenue and Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	% Change	$ Change	2021	2020	% Change	$ Change
	(In thousands, except percentages)
Cost of revenue:
Subscription	$8,081	$8,013	1%	$68	$24,157	$27,064	(11)%	$(2,907)
Professional services and other	3,675	3,874	(5)%	(199)	12,513	12,057	4%	456
Total cost of revenue	$11,756	$11,887	(1)%	$(131)	$36,670	$39,121	(6)%	$(2,451)
Gross margin (loss) percentage:
Subscription	74%	76%			75%	75%
Professional services and other	(16)%	(284)%			(18)%	(318)%
Total gross margin	66%	66%			65%	64%
Gross profit	$23,020	$23,191	(1)%	$(171)	$68,768	$70,502	(2)%	$(1,734)
Cost of subscription revenue for the three months ended September 30, 2021 increased by $0.1 million, or 1%, primarily due to an increase of $0.5 million of employee-related expenses, partially offset by a decrease of $0.3 million of third-party contractor and professional service fees.
Cost of subscription revenue for the nine months ended September 30, 2021 decreased by $2.9 million, or 11%, primarily due to decreases of $2.3 million of third-party contractor and professional service fees, $0.5 million of hosting costs and $0.4 million of data fees, partially offset by an increase of $0.4 million of employee-related expenses.
Cost of professional services revenue for the three months ended September 30, 2021 decreased by $0.2 million, or 5%, primarily due to a decrease of $0.5 million of third-party contractor and professional service fees, partially offset by an increase of $0.3 million of employee-related expenses.
Cost of professional services revenue for the nine months ended September 30, 2021 increased by $0.5 million, or 4%, primarily due to an increase of $1.8 million of employee-related expenses, partially offset by decreases of $0.8 million of third-party contractor and professional service fees, and $0.3 million of severance-related costs.

Gross margin for the three months ended September 30, 2021 remained flat.

Gross margin for the nine months ended September 30, 2021 increased primarily due to a 6% decrease in costs of revenue, partially offset by a 4% decrease in revenue.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	% Change	$ Change	2021	2020	% Change	$ Change
	(In thousands, except percentages)
Sales and marketing	$7,079	$6,158	15%	$921	$21,200	$24,313	(13)%	$(3,113)

Sales and marketing expense for the three months ended September 30, 2021 increased by $0.9 million, or 15%, primarily due to an increase of $1.0 million of employee-related expenses.

Sales and marketing expense for the nine months ended September 30, 2021 decreased by $3.1 million, or 13%, primarily due to decreases of $1.0 million of employee-related expenses, $0.5 million of third-party contractor and professional service fees, $0.3 million of marketing costs, $0.3 million of severance-related costs, $0.3 million of third-party referral fees and $0.2 million of travel-related expenses.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	% Change	$ Change	2021	2020	% Change	$ Change
	(In thousands, except percentages)
Research and development	$11,631	$11,182	4%	$449	$36,060	$38,047	(5)%	$(1,987)

Research and development expense for the three months ended September 30, 2021 increased by $0.4 million, or 4%, primarily due to an increase of $1.4 million of employee-related expenses, partially offset by a decrease of $1.0 million of third-party contractor and professional service fees. The increase in employee-related expenses and the decrease in third-party contractor and professional service fees are primarily attributable to the hiring by our newly-formed subsidiary, Castlight India, of an engineering development team in India which had been employed previously by a third-party vendor.

Research and development expense for the nine months ended September 30, 2021 decreased by $2.0 million, or 5%, primarily due to decreases of $2.1 million of third-party contractor and professional service fees, and $0.7 million of severance-related costs, partially offset by increases of $0.5 million of employee-related expenses and $0.3 million of IT costs.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	% Change	$ Change	2021	2020	% Change	$ Change
	(In thousands, except percentages)
General and administrative	$6,195	$6,341	(2)%	$(146)	$18,927	$19,257	(2)%	$(330)

General and administrative expense for the three months ended September 30, 2021 decreased by $0.1 million, or 2%, primarily due to decreases of $0.3 million of allocated overhead, $0.2 million of third-party contractor and professional service fees and $0.2 million of insurance, taxes and fees, partially offset by an increase of $0.6 million of employee-related expenses.

General and administrative expense for the nine months ended September 30, 2021 decreased by $0.3 million, or 2%, primarily due to decreases of $1.4 million of third-party contractor and professional service fees, $0.5 million of severance-related costs, $0.2 million of insurance, taxes and fees, $0.2 million of facilities expense and $0.2 million of recruiting expense, partially offset by an increase of $2.3 million of employee-related expenses.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$18,036	$(8,524)
Net cash (used in) provided by investing activities	(701)	12,976
Net cash used in financing activities	(777)	(846)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(32)	—
Net increase in cash, cash equivalents and restricted cash	$16,526	$3,606

As of September 30, 2021, our principal source of liquidity was cash totaling $65.8 million, which was held for working capital purposes.

Since our inception, we have financed our operations primarily through receipts from our customers and sales of equity securities. We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, the timing and extent of spending to support development efforts, the introduction of new and enhanced service offerings and the continuing market acceptance of our cloud-based subscription services. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may in the future enter into these types of arrangements.

We process certain vendor payments using a financial institution's credit card program, which carries a $20.0 million limit. We pay the financial institution monthly based on the terms of the credit card program.

On May 5, 2020, we entered into the Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank (the “Bank”). Under the Amended Loan Agreement, the Bank agreed to extend a $25.0 million revolving credit facility (the “Revolving Line”) to us. We may request borrowings under the Revolving Line prior to May 4, 2023, on which date the Revolving Line terminates. Refer to Note 7 - Debt to the condensed consolidated financial statements for additional information on debt.

On September 1, 2021, our term loan facility with the Bank (the “Term Loan”) terminated in accordance with its terms. We believe that our Amended Loan Agreement and Revolving Line will provide us with sufficient access to working capital as needed following the termination of the Term Loan.

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
Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2021 was $18.0 million and cash used in operating activities for the nine months ended September 30, 2020 was $8.5 million. Cash provided by operations reflected our net loss of $7.4 million for the nine months ended September 30, 2021, adjusted by $23.5 million in non-cash expenses, including:

•Stock-based compensation expense of $9.5 million;
•Amortization and impairment of deferred costs of $5.7 million;

•Depreciation and amortization of $4.9 million; and
•Non-cash operating lease expense of $3.4 million.

Changes in assets and liabilities for the nine months ended September 30, 2021 resulted in a net source of cash of $2.0 million, which included the following:

Sources of Cash

•Accounts receivable decreased $8.5 million, primarily as a result of the timing of billings and collections;
•Deferred revenue increased $2.4 million;
•Accrued compensation increased $0.8 million

Uses of Cash

•Payments of operating lease liabilities of $4.3 million;
•Accounts payable decreased $0.7 million, primarily due to timing of payments and vendor invoicing;
•Accrued expenses and other liabilities decreased $2.0 million;
•Prepaid expenses and other assets increased $0.4 million; and
•Deferred costs increased $2.3 million.

Investing Activities
Cash used in investing activities for the nine months ended September 30, 2021 was $0.7 million and cash provided by investing activities for the nine months ended September 30, 2020 was $13.0 million, respectively. Cash used in investing activities during the nine months ended September 30, 2021 was attributable to purchase of property and equipment.
Financing Activities

Cash used in financing activities for the nine months ended September 30, 2021 and 2020 was $0.8 million. Cash used in financing activities during the nine months ended September 30, 2021 was due to principal payments of $1.4 million and final payment of $0.5 million on the Term Loan, partially offset by proceeds from exercises of stock options of $0.5 million and ESPP offering of $0.6 million.
Contractual Obligations and Commitments
As of September 30, 2021, our principal commitments primarily consist of lease obligations for office space and data centers. Our existing lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised these options. Contractual agreements represent future cash commitments and liabilities under agreements with third parties and exclude purchase orders for goods and services. We do not have any material non-cancelable purchase commitments as of September 30, 2021.
Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2021, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

    We have incurred significant GAAP net losses in each year since our incorporation in 2008 and currently expect to continue to incur GAAP net losses for at least 2021. We experienced GAAP net losses of $7.4 million, $62.2 million (inclusive of a non-cash goodwill impairment charge of $50.3 million during the first quarter of 2020) and $40.0 million for the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $524.6 million. The GAAP losses and accumulated deficit were primarily due to the substantial investments we made to grow our business, enhance our technology and offerings through research and development and acquire and support customers. Many of our efforts to generate revenue from our business are new and unproven to us, and any failure to increase our revenue or generate revenue from new products and services could prevent us from achieving or maintaining profitability. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased GAAP losses because costs associated with entering into customer agreements are generally incurred up front, while customers are generally billed over the term of the agreement. Our prior GAAP losses, combined with our expected future GAAP losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur GAAP operating losses for the foreseeable future and may never become profitable on a quarterly or annual basis, or if we do, we may not be able to sustain profitability in subsequent periods. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, which could be dilutive to stockholders, and such capital may not be available on reasonable terms, or at all.

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
    Historically, we have relied on a limited number of customers for a substantial portion of our total revenue. For the nine months ended September 30, 2021, our top 10 customers by revenue accounted for approximately 78% of our total revenue. We expect the top 10 concentration to increase as we pursue our strategy of selling to health plans. We rely on our reputation and recommendations from key customers in order to promote our offering to potential customers. The loss of any of our key customers, or a failure of some of them to renew or expand user subscriptions, could have a significant impact on the growth rate of our revenue, reputation and our ability to obtain new customers. In addition, mergers and acquisitions involving our customers could lead to cancellation or non-renewal of our agreements with those customers or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers.
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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new products and services, enhance our existing offering and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2021 and 2020, our net cash provided by and used in operating activities was $18.0 million and $8.5 million, respectively. Our future capital requirements may be significantly different from our current estimates and will depend on many factors including our growth rate, new customer acquisitions, subscription renewal activity, operation of and improvement to our applications' functionalities, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our cloud-based subscription services. Accordingly, we might need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class B common stock.

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

On March 30, 2020, we received written notification from the New York Stock Exchange (the "NYSE") that the average closing price of our Class B common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average closing share price required to maintain listing under Section 802.01C of the NYSE Listed Company Manual. On September 1, 2020, we regained compliance with NYSE listing requirements after our average closing price for the 30 trading days ended August 31, 2020 and our closing price on August 31, 2020 both exceeded $1.00 per share.

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
    Because of our dual class common stock structure, the holders of our Class A common stock, who in large part consist of our founders, early investors, directors, and current and former employees, will continue to be able to exert significant influence over the corporate matters listed above if any such matter is submitted to our stockholders for approval even if they own less than 50% of the outstanding shares of our Class A and Class B common stock, combined. As of September 30, 2021, holders of our Class A common stock owned approximately 18% of the outstanding shares of our Class A and Class B common stock, combined; however, holders of our Class A common stock, including our directors and their affiliates, have approximately 68% of the voting power of our outstanding capital stock with respect to the matters specified above. This concentrated control by holders of our Class A common stock will limit or preclude the ability of a holder of our Class B common stock to influence those corporate matters for the foreseeable future and, as a result, we may take actions that our stockholders do not view as beneficial. The market price of our Class B common stock could be adversely affected by the structure. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for capital stock that a stockholder may feel are in its best interests.
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
•In certain circumstances pertaining to change in control, the sale of all or substantially all of our assets and liquidation matters, and on all matters if and when any individual, entity or group has, or has publicly disclosed an intent to have, beneficial ownership of 30% or more of the number of outstanding shares of our Class A and Class B common stock, combined, holders of our Class A common stock are entitled to ten votes per share and holders of our Class B common stock are entitled to one vote per share. As of September 30, 2021, holders of our Class A common stock owned approximately 18% and holders of our Class B common stock owned approximately 82% of the outstanding shares of our Class A and Class B common stock, combined. However, because of our dual class common stock structure these holders of our Class A common stock have approximately 68% and holders of our Class B common stock have approximately 32% of the total voting power with respect to the matters specified above. In all other circumstances, holders of our Class A and Class B common stock are each entitled to one vote per share, and in these other circumstances the holders of our Class A common stock have approximately 18% and holders of our Class B common stock have approximately 82% of the total voting power.
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

The COVID-19 pandemic has caused us to modify our business practices, including but not limited to: instituting a workforce reduction in May 2020 representing 13% of our headcount; implementing a temporary base salary reduction for executive management, directors and other employees, which was restored in mid-November 2020; curtailing or modifying employee travel; cancelling physical participation in meetings, events and conferences; and moving to full remote work for certain offices. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. In light of the availability of vaccines against COVID-19 and the percentage of our employees who have been fully vaccinated, our San Francisco, California office is currently open to fully vaccinated employees. In addition, we re-opened our Utah offices as allowed under state and local orders. While we have implemented what we believe to be a comprehensive protocol to ensure the safety and wellbeing of employees returning to the office, these measures may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

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
    We prepare our financial statements in accordance with U.S. GAAP which are subject to interpretation or changes by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. Any difficulties in implementation of changes in accounting standards, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
We incur significantly increased costs and devote substantial management time as a result of operating as a public company.
    As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and NYSE, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. Compliance with these requirements increases our legal and financial compliance costs and makes some activities more time consuming and costly. In addition, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act as an accelerated filer.

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

CASTLIGHT HEALTH, INC.
Date:	November 3, 2021	By:	/s/ Will Bondurant
Will Bondurant
Chief Financial Officer (Principal Financial Officer)